Form 10-Q
period 1994-03-31
GIANT GROUP LTD
filed 1994-05-16
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q
(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31,1994

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________.

                         Commission File Number : 1-4323
                                                  ------

                                GIANT GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                    Delaware                                    23-0622690
          ----------------------------                      -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation)                                    Identification No.)

          Highway 453, P.O. Box 218, Harleyville, South Carolina 29448
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code:  (803) 496-7880
                                                               --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                      ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                  Common Stock, $.01 Par Value 5,180,000 Shares
                  ---------------------------------------------
     (Not including 1,786,000 shares held by the Company as treasury shares)

                                GIANT GROUP, LTD.

                                      INDEX





PART I FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three-Month Periods Ended March 31, 1994 and 1993. . .             3

          Condensed Consolidated Balance Sheets - March 31, 1994
          and December 31, 1993. . . . . . . . . . . . . . . . .             4

          Condensed Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1994 and 1993. . .             5

          Notes to Consolidated Financial Statements . . . . . .           6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .          9-11

PART II OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . .            12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .            12

          (a)Exhibits. . . . . . . . . . . . . . . . . . . . . .            12

          (b)Report on Form 8-K. . . . . . . . . . . . . . . . .            12

                                GIANT GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three-month periods ended March 31, 1994 and 1993
                                   (Unaudited)


                                                   Three Months Ended
                                                   ------------------
                                                  1994           1993
                                                  ----           ----
Net sales                                     $15,513,000     $14,505,000
Operating costs and expenses:
  Cost of sales                                12,745,000      12,350,000
  Depreciation and depletion                    1,889,000       1,839,000
  Selling, general and administrative           2,435,000       2,462,000
                                              -----------     -----------
    Operating loss                             (1,556,000)     (2,146,000)
Other income (expense):
  Interest expense                             (1,428,000)     (1,377,000)
  Investment income                               326,000         431,000
  Equity in earnings (loss) of affiliate         (850,000)        425,000
  Realized gain (loss) on investments             (56,000)        375,000
  Unrealized loss on investments                 (558,000)              -
  Other income (expense), net                     139,000         (70,000)
                                              -----------     -----------

    Loss before income taxes                   (3,983,000)     (2,362,000)
Credit for income taxes                        (1,354,000)       (803,000)
                                              -----------     -----------
    Net loss                                  $(2,629,000)    $(1,559,000)
                                              -----------     -----------
                                              -----------     -----------
Loss per weighted average common share        $      (.51)    $      (.30)
                                              -----------     -----------
                                              -----------     -----------
Weighted average common shares                  5,180,000       5,180,000



          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  March 31,       December 31,
                                                    1994             1993
                                                -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $    645,000      $  4,123,000
  Marketable securities                           17,126,000        16,945,000
  Accounts receivable, less allowance of
    $964,000 in 1994 and $1,123,000 in 1993
    for discounts and doubtful accounts           11,591,000        11,375,000
  Inventories                                     16,211,000        13,414,000
  Other current assets                             1,494,000         1,348,000
                                                ------------      ------------

        Total current assets                      47,067,000        47,205,000
                                                ------------      ------------

Investment in affiliate                           42,856,000        43,706,000
                                                ------------      ------------
Property, plant and equipment, at cost           121,900,000       119,961,000
  Less accumulated depreciation                   69,144,000        67,590,000
                                                ------------      ------------
                                                  52,756,000        52,371,000
                                                ------------      ------------
Deferred charges and other assets                  3,319,000         3,463,000
                                                ------------      ------------
        Total assets                            $145,998,000      $146,745,000
                                                ------------      ------------
                                                ------------      ------------
LIABILITIES
Current liabilities:
  Accounts payable                              $  7,036,000      $  6,789,000
  Short-term borrowings                           19,482,000        16,742,000
  Accrued expenses                                 8,043,000         7,825,000
  Current maturities of long-term debt             1,851,000         1,797,000
                                                ------------      ------------
          Total current liabilities               36,412,000        33,153,000

Long-term debt, net of current maturities         51,559,000        52,004,000
Accrued pension plan contributions                10,910,000        10,489,000
Deferred income taxes                              2,250,000         3,603,000
Other liabilities                                     29,000            29,000
                                                ------------      ------------
         Total liabilities                       101,160,000        99,278,000
                                                ------------      ------------
Contingent liabilities (Note 6)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized
  25,000,000 shares, issued
  6,966,000 shares                              $     69,000      $     69,000
Capital in excess of par value                    33,508,000        33,508,000
Retained earnings                                 29,028,000        31,657,000
                                                ------------      ------------
                                                  62,605,000        65,234,000
Less common stock in treasury; 1,786,000
  shares at cost                                  15,763,000        15,763,000
Reduction for additional pension liability         2,004,000         2,004,000
                                                ------------      ------------
         Total shareholders' equity               44,838,000        47,467,000
                                                ------------      ------------

         Total liabilities and
           shareholders' equity                 $145,998,000      $146,745,000
                                                ------------      ------------
                                                ------------      ------------



          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three-month periods ended March 31, 1994 and 1993
                                   (Unaudited)


                                                        1994           1993
                                                        ----           ----
Operations:
  Net loss . . . . . . . . . . . . . . . . . . .    $(2,629,000)   $(1,559,000)
  Depreciation and depletion . . . . . . . . . .      1,889,000      1,839,000
  (Gains) losses on investments, net . . . . . .        614,000       (431,000)
  Equity in (earnings) loss of affiliate . . . .        850,000       (425,000)
  Amortization of deferred charges and other . .        182,000        158,000

Changes in operating assets and liabilities:
  Receivables. . . . . . . . . . . . . . . . . .       (216,000)       871,000
  Inventories. . . . . . . . . . . . . . . . . .     (2,797,000)    (1,836,000)
  Other current assets . . . . . . . . . . . . .       (203,000)      (419,000)
  Accounts payable . . . . . . . . . . . . . . .        854,000        941,000
  Accrued expenses . . . . . . . . . . . . . . .       (714,000)     1,048,000
                                                    -----------    -----------

      Net cash provided (used) by operations . .     (2,170,000)       187,000
                                                    -----------    -----------
Investing:
  Sales (purchases) of marketable securities . .       (738,000)     3,976,000
  Purchase of property, plant and equipment. . .     (2,881,000)    (1,851,000)
                                                    -----------    -----------
      Net cash provided (used) by investing. . .     (3,619,000)     2,125,000
                                                    -----------    -----------

Financing:
  Proceeds from (repayment of) short-term
    borrowings . . . . . . . . . . . . . . . . .      2,740,000        (75,000)
  Repayment of long-term debt. . . . . . . . . .       (429,000)      (417,000)
                                                    -----------    -----------
    Net cash provided (used) by financing. . . .      2,311,000       (492,000)
                                                    -----------    -----------

         Increase (decrease) in cash and
           cash equivalents. . . . . . . . . . .     (3,478,000)     1,820,000

Cash and Cash Equivalents:
  Beginning of period. . . . . . . . . . . . . .      4,123,000      1,064,000
                                                    -----------    -----------
  End of period. . . . . . . . . . . . . . . . .    $   645,000    $ 2,884,000
                                                    -----------    -----------
                                                    -----------    -----------

Supplemental Information:
  Cash paid for:
     Interest. . . . . . . . . . . . . . . . . .    $   452,000    $   418,000
     Income taxes. . . . . . . . . . . . . . . .        135,000         13,000



          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1994 and for the interim periods ended March 31, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1993 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1993 Annual Report to Shareholders.


2.   MARKETABLE SECURITIES
     Marketable securities consist primarily of debt securities carried at the lower of cost or market in 1993 and market in 1994. The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994, under which the Company's marketable securities have been designated as available for sale and unrealized holding gains and losses are recorded as a separate component of shareholders' equity until realized, unless considered other than temporary. No adjustment was required to reflect the new standard. At March 31, 1994 the cost and fair market value of marketable securities were $17,909,000 and $17,126,000, respectively, as compared to $17,170,000 and $16,945,000, respectively at December 31, 1993. Unrealized losses at March 31, 1994 are considered other than temporary and have been charged against earnings.


3.   INVENTORIES

                                             March 31,      December 31,
                                               1994             1993
                                               ----             ----
Finished goods                             $ 5,144,000      $ 2,698,000
In process                                   1,557,000        1,512,000
Raw materials                                1,145,000        1,026,000
Supplies, repair parts and fuel              8,365,000        8,178,000
                                           -----------      -----------
                                           $16,211,000      $13,414,000
                                           -----------      -----------
                                           -----------      -----------


                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   INVESTMENTS IN AFFILIATES
     Summarized financial information for Rally's Hamburgers, Inc., the Company's 38% owned affiliate, follows:


                                        Three Months        Three Months
                                            Ended              Ended
                                        April 3, 1994       April 4, 1993
                                        -------------       -------------
Revenues                                $42,805,000         $36,874,000
Operating income (loss)                    (492,000)          2,440,000
Net income (loss)                        (1,862,000)          1,416,000
Company's share - net of
  amortization of excess
  purchase cost                         $  (850,000)        $   425,000



5.   ACCRUED EXPENSES


                                          March 31,         December 31,
                                            1994               1993
                                            ----               ----
Compensation                            $ 1,272,000         $ 1,500,000
Pension plan contributions                1,805,000           2,069,000
Interest                                  1,727,000             789,000
Income taxes                                409,000             544,000
Other                                     2,830,000           2,923,000
                                        -----------         -----------
                                        $ 8,043,000         $ 7,825,000
                                        -----------         -----------
                                        -----------         -----------



6.   CONTINGENT LIABILITIES
     On March 31, 1992, as a result of Keystone's voluntary disclosure to the Pennsylvania Department of Environmental Resources (DER) of possible violations of its waste fuel substitution permits, the DER undertook a preliminary investigation of Keystone's waste fuel substitution rates from 1989 through early 1992. The DER subsequently issued an Order charging Keystone with numerous violations of its air quality permits, relating to alleged burning of hazardous waste fuels in quantities in excess of permit limits and suspending Keystone's permits to burn waste fuels. In addition, the DER referred the matter to the Pennsylvania Attorney General for potential criminal prosecution. In August 1993, the Attorney General of the State of Pennsylvania charged Keystone with one criminal count of altering computer records and one count of falsifying records relating to the burning of hazardous wastes in late 1991 and early 1992. The maximum penalty to Keystone for both counts is a fine of $25,000. Violations of the terms of the permits are additionally subject to civil penalties under the Pennsylvania Air Pollution Control Act and related statutes. Keystone has filed an appeal of the DER Order before the Pennsylvania Environmental Hearing Board. Keystone also filed, and has been granted, a motion for supersedeas to stay the DER Order and reinstate the permits until such time as the appeal can be adjudicated. There were no allegations or charges by the Attorney General that Keystone violated any environmental laws or that there was any harm to the environment or to anyone's health. Due to the pending appeal and the nature of the allegations in the DER Order, the amount of penalties to which Keystone may be subject cannot presently be determined.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In view of the inherent difficulty in predicting the outcome of these matters, management cannot state what the eventual outcome will be. While the final resolution of these matters may have an adverse effect on the Company's consolidated financial results for a particular reporting period, and although liabilities associated with the foregoing matters could be substantial, management believes, based on current knowledge, that the outcome of these matters will not have a material adverse effect on the consolidated financial position of the Company. Estimates of the future cost of these issues, however, are necessarily imprecise as a result of the numerous uncertainties that exist at this time.

In January 1994, two class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, its controlling shareholders, the Company and Burt Sugarman, Chairman of the Company and former Chairman of Rally's, and certain of Rally's officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934 with respect to Rally's common stock and seek unspecified damages. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company are defending themselves vigorously in this matter.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year, however, the Company expenses these costs as incurred. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter.


RESULTS OF OPERATIONS
Net sales for the three-month period ended March 31, 1994 increased 6.9% to $15,513,000 as compared to $14,505,000 in 1993. The increase resulted primarily from a 15.1% increase in the average selling price of cement and a .8% increase in cement selling volumes, offset by decreases of $387,000 in resource recovery revenues and $273,000 in clinker sales, of which there were none in 1994. Cement shipping volumes in the Company's South-Atlantic markets increased 14.6% as a result of particularly strong demand in the region, which has resulted in shortages of supply. Shipping volumes in the Company's Middle-Atlantic markets declined as a result of the unusually harsh winter in 1994. Based upon early second quarter shipments and industry forecasts, the Company believes that cement shipping volumes in its Middle-Atlantic markets will meet or exceed 1993 levels for the remainder of 1994. Resource recovery revenues declined primarily as a result of lower quantities of waste fuels utilized at Giant Cement when comparing 1994 to the record levels processed in the first quarter of 1993, offset somewhat by slightly higher utilization and pricing at Keystone Cement.

The Company's average net selling prices for cement improved 15.1% for the quarter, as compared to the first quarter of 1993, as a result of price increases implemented in the second and third quarter of 1993. The Company realized pricing improvement of 17.2% in its South-Atlantic markets. Further price increases of $5 per ton and $3 per ton have been implemented effective April 1, 1994, in the South-Atlantic and Middle-Atlantic markets, respectively, and the Company has announced another $5 per ton price increase effective August 1, 1994 in its South-Atlantic markets. There can be no assurance, however, that these price increases will be realized.

Cost of sales increased $395,000 or 3.2% to $12,745,000 in 1994 primarily as a result of higher repair and maintenance costs incurred during the 1994 winter overhaul of the Company's plant and equipment. The Company planned the more extensive winter overhaul in 1994, which it believes will benefit the remainder of the year and result in improved utilization of existing capacity. The impact of higher repair and maintenance costs was mitigated somewhat by the cost of clinker sold included in 1993 cost of sales.

Gross profit increased from $161,000 to $1,076,000 as a result of the improved cement pricing in both of the Company's market areas. The Company's gross profit margins increased from 1.1% in 1993 to 6.9% in 1994. Selling, general and administrative expenses remained level with 1993 but declined as a percentage of net sales as a result of higher net sales.

Interest costs increased slightly for the quarter to $1,428,000 as a result of higher average interest rates on borrowings under the Company's term loan and revolving credit facilities entered into in November 1993. Investment income for the quarter decreased $105,000 as a result of lower average amounts of funds invested compared to the same period in 1993.

Declines in the fair market value of the Company's marketable securities in the first quarter of 1994 resulted in realized and unrealized losses totalling $614,000. The losses resulted from a general market deterioration in the pricing of fixed income securities due to an increase in prevailing interest rates.

Equity in earnings of affiliate decreased from earnings of $425,000 in 1993 to a loss of $850,000 in 1994 as a result of our 38% owned affiliate Rally's Hamburger's $1,862,000 loss for the quarter.

The income tax benefits recorded for the quarters ended March 31, 1994 and 1993, relate primarily to federal income taxes and have been recorded at an estimated effective rate of 34%.

While the Company's operating loss was reduced by $590,000, net loss increased $1,070,000 to $2,629,000 due to the afforementioned marketable securities losses and the Company's share of Rally's Hamburgers' losses.


LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity requirements arise primarily from the funding of capital expenditures, debt service obligations and working capital needs. The Company has historically met these needs through internal generation of cash and borrowings on revolving credit facilities. The Company's borrowings have historically increased during the first half of the year because of the seasonality of its business and the annual plant maintenance performed in the first quarter.

Cash and cash equivalents totalled $645,000 at March 31, 1994 compared with $4,123,000 at December 31, 1993. At March 31, 1994 and December 31, 1993 the
Company had working capital of $10,655,000 and $14,052,000, with current ratios of 1.3 and 1.4, respectively. Accounts receivable increased $216,000 or 1.9% to $11,591,000 as a result of higher cement selling prices. Inventories increased $2,797,000 or 20.9% to $16,211,000 primarily as a result of increased cement and clinker production at Keystone Cement coupled with a decline in its shipping volumes related to harsh weather conditions. Total current liabilities increased $3,259,000 or 9.8% to $36,412,000, primarily as a result of borrowings on revolving credit facilities of $2,420,000 as well as increased short-term borrowings from stockbrokers on investment securities.

Cash used by operations in 1994 was $2,170,000 compared to cash provided $187,000 in the first three months of 1993. The decline in cash flow was primarily a result of lower earnings, higher inventory increases, increased accounts receivable and reduced accrued expenses. Net cash provided by investing activities decreased from $2,125,000 provided to $3,619,000 used, as a result of the net purchases of marketable securities in 1994 versus net sales in 1993, as well as higher capital additions in 1994. Net cash provided (used) by financing activities increased from $492,000 used to $2,311,000 provided, as a result of short-term borrowings incurred during 1994. Cash and marketable securities at March 31, 1994 totalled $17,771,000, of which $17,126,000 was pledged, in addition to a substantial portion of the Company's Rally's common stock, as collateral for margin loans from stockbrokers of $17,062,000.

The Company believes that its existing credit facilities, together with internally generated funds will be sufficient to meet its working capital needs for the foreseeable future.

On April 28, 1994, the Company's indirect wholly-owned subsidiary Giant Cement Holding, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of 10,000,000 shares of Giant Cement Holding Common Stock. Giant Cement Holding was recently formed to hold the cement facilities and resource recovery operations of the Company and to engage in the public offering. Of the shares to be offered, 9,500,000 shares, comprising all of the presently outstanding shares of Giant Cement Holding, will be sold by KCC Delaware Company, a wholly-owned subsidiary of the Company, and 500,000 shares will be sold by Giant Cement Holding. After the offering, GIANT GROUP would have no further interest in the cement business. Should the initial public offering be consummated, the Company intends to utilize a portion of the net proceeds to prepay its $8,950,000 14.5% Subordinated Notes, due April 15, 1995 and its $34,350,000 7% Convertible Subordinated Debentures, due April 15, 2006.

                                GIANT GROUP, LTD.

                           PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

For information regarding the settlement of a United States Environmental Protection Agency Administrative Complaint and Compliance Order, and the institution of a Civil Investigative Demand by the Antitrust Division of the U.S. Department of Justice, and other environmental proceedings and legal matters, see Note 6 of the Notes to Consolidated Financial Statements elsewhere herein and see Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 5.  OTHER INFORMATION

On April 29, 1994, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission, registering securities for the initial public offering of 100% of the Company's interest in Giant Cement Holding, Inc., a newly-formed wholly owned subsidiary of the Company, which in turn wholly owns Giant Cement Company, Keystone Cement Company and Giant Resource Recovery Company.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 1994, the Company did not file any reports on Form 8-K.

Items 2, 3 and 4 are not applicable.

                                    SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GIANT GROUP, LTD. - Registrant




                                   By:  /s/ Terry L. Kinder
                                        ----------------------------------
                                        Terry L. Kinder
                                        Vice President
                                        Secretary-Treasurer





                                   By:  /s/ Bratton Fennell
                                        ----------------------------------
                                        Bratton Fennell
                                        Principal Accounting Officer






Date:  May 13, 1994