Form 10-Q
period 1994-06-30
GIANT GROUP LTD
filed 1994-08-12
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q
(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---       EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,1994
                                                  ------------

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________________ to _________________.

                         Commission File Number : 1-4323
                                                  ------

                                GIANT GROUP, LTD.
             (Exact name of registrant as specified in its charter)

             Delaware                                 23-0622690
     ------------------------                      -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation)                                Identification No.)

          Highway 453, P.O. Box 218, Harleyville, South Carolina 29448
          ------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number, including area code:  (803) 496-7880
                                                                 -------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X     No
                                          -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.
                  Common Stock, $.01 Par Value 5,180,000 Shares
                  ---------------------------------------------
   (Not including 1,786,000 shares held by the Company as treasury shares)

                                  Page 1 of  16
                            Exhibit Index on Page 14

                                GIANT GROUP, LTD.

                                      INDEX





PART I FINANCIAL INFORMATION
- - ----------------------------
                                                                        PAGE NO.
                                                                        --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations - Three
          and Six-Month Periods Ended June 30, 1994 and 1993............     3

          Condensed Consolidated Balance Sheets - June 30, 1994
          and December 31, 1993.........................................     4

          Condensed Consolidated Statements of Cash Flows - Six-
          Month Periods Ended June 30, 1994 and 1993....................     5

          Notes to Consolidated Financial Statements....................   6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  9-12

PART II OTHER INFORMATION
- - -------------------------

Item 1.   Legal Proceedings.............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders...........    13

Item 5.   Other Information.............................................    14

Item 6.   Exhibits and Reports on Form 8-K..............................    14

          (a)Exhibits...................................................    14

          (b)Report on Form 8-K.........................................    14

                              GIANT GROUP, LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three and six-month periods ended June 30, 1994 and 1993
                                 (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                                1994         1993(1)              1994          1993 (1)
                                                                ----         ----                 ----          ----
Operating revenues:
     Product sales                                          $23,780,000    $19,881,000         $36,773,000    $31,478,000
     Resource recovery services                               3,484,000      3,550,000           6,004,000      6,458,000
                                                            -----------    -----------         -----------    -----------
          Total revenues                                     27,264,000     23,431,000          42,777,000     37,936,000
Operating costs and expenses:
     Cost of sales and services                              19,848,000     18,361,000          34,374,000     32,407,000
     Selling, general and administrative                      2,802,000      2,325,000           5,345,000      4,929,000
                                                            -----------    -----------         -----------    -----------
          Operating income                                    4,614,000      2,745,000           3,058,000        600,000
Other income (expense):
     Interest expense                                        (1,417,000)    (1,447,000)         (2,845,000)    (2,824,000)
     Investment income                                          135,000        319,000             461,000        750,000
     Equity in earnings (loss) of affiliate                    (490,000)       850,000          (1,340,000)     1,275,000
     Gain (loss) on investments                                (448,000)       108,000          (1,062,000)       483,000
     Other, net                                                (205,000)        29,000             (66,000)       (42,000)
                                                            -----------    -----------         -----------    -----------
          Income (loss) before taxes                          2,189,000      2,604,000          (1,794,000)       242,000
Provision (credit) for income taxes                             744,000        885,000            (610,000)        82,000
                                                            -----------    -----------         -----------    -----------
          Net income (loss)                                 $ 1,445,000    $ 1,719,000         $(1,184,000)   $   160,000
                                                            -----------    -----------         -----------    -----------
                                                            -----------    -----------         -----------    -----------

Per common share:
     Primary                                                $       .23    $       .29         $      (.23)   $       .03
                                                            -----------    -----------         -----------    -----------
                                                            -----------    -----------         -----------    -----------

     Fully diluted                                          $       .22    $       .26         $       *      $       *
                                                            -----------    -----------         -----------    -----------
                                                            -----------    -----------         -----------    -----------

Weighted average common shares:
     Primary                                                  6,463,000      6,413,000           5,180,000      5,180,000
     Fully diluted                                            8,691,000      8,641,000                 *              *


*Not presented, antidilutive.

(1) Reclassified to conform with 1994 presentation.


         See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                         June 30,          December 31,
                                                           1994                1993
                                                       ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  1,734,000        $  4,123,000
  Marketable securities                                      13,000          16,945,000
  Accounts receivable, less allowance of
    $1,136,000 in 1994 and $1,123,000 in 1993
    for discounts and doubtful accounts                  14,969,000          11,375,000
  Inventories                                            13,181,000          13,414,000
  Other current assets                                    1,908,000           1,348,000
                                                       ------------        ------------

        Total current assets                             31,805,000          47,205,000
                                                       ------------        ------------

Restricted cash equivalents                               1,462,000                -
                                                       ------------        ------------
Investment in affiliate                                  42,366,000          43,706,000
                                                       ------------        ------------
Property, plant and equipment, at cost                  123,409,000         119,961,000
  Less accumulated depreciation                          70,973,000          67,590,000
                                                       ------------        ------------
                                                         52,436,000          52,371,000
                                                       ------------        ------------
Deferred charges and other assets                         3,318,000           3,463,000
                                                       ------------        ------------
        Total assets                                   $131,387,000        $146,745,000
                                                       ------------        ------------
                                                       ------------        ------------

LIABILITIES
Current liabilities:
  Accounts payable                                     $  5,735,000        $  6,789,000
  Short-term borrowings                                   5,169,000          16,742,000
  Accrued expenses                                        7,460,000           7,825,000
  Current maturities of long-term debt                   10,798,000           1,797,000
                                                       ------------        ------------
        Total current liabilities                        29,162,000          33,153,000

Long-term debt, net of current maturities                42,311,000          52,004,000
Accrued pension and postretirement benefits              10,818,000          10,489,000
Deferred income taxes                                     2,783,000           3,603,000
Other liabilities                                            30,000              29,000
                                                       ------------        ------------
        Total liabilities                                85,104,000          99,278,000
                                                       ------------        ------------
Contingent liabilities (Note 5)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized
  12,500,000 shares in 1994 and 25,000,000
  shares in 1993, issued 6,966,000 shares              $     69,000        $     69,000
Capital in excess of par value                           33,508,000          33,508,000
Retained earnings                                        30,473,000          31,657,000
                                                       ------------        ------------
                                                         64,050,000          65,234,000
Less common stock in treasury; 1,786,000
  shares, at cost                                        15,763,000          15,763,000
Reduction for additional pension liability                2,004,000           2,004,000
                                                       ------------        ------------
        Total shareholders' equity                       46,283,000          47,467,000
                                                       ------------        ------------
        Total liabilities and
          shareholders' equity                         $131,387,000        $146,745,000
                                                       ------------        ------------
                                                       ------------        ------------


See accompanying notes to consolidated financial statements.


                               GIANT GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the six-month periods ended June 30, 1994 and 1993
                                  (Unaudited)

                                                           1994         1993
                                                           ----         ----
 Operations:
     Net income (loss)............................     $(1,184,000)   $   160,000
     Depreciation and depletion...................       3,771,000      3,701,000
     (Gain) loss on investments...................       1,062,000       (483,000)
     Equity in (earnings) loss of affiliate.......       1,340,000     (1,275,000)
     Amortization of deferred charges and other...         371,000        317,000

 Changes in operating assets and liabilities:
     Receivables..................................      (3,594,000)    (3,206,000)
     Inventories..................................         233,000        240,000
     Other current assets.........................        (422,000)     1,253,000
     Accounts payable.............................        (447,000)     1,119,000
     Accrued expenses.............................        (855,000)       157,000
                                                       ------------   -----------

         Net cash provided by operations..........         275,000     1,983,000
                                                       ------------   -----------

 Investing:
     Sales of marketable securities...............      15,577,000      2,593,000
     Purchase of property, plant and equipment....      (4,318,000)    (2,821,000)
     Increase in restricted cash equivalents......      (1,462,000)          -
                                                       ------------   -----------
         Net cash provided (used) by investing....       9,797,000       (228,000)
                                                       ------------   -----------

 Financing:
     Proceeds from (repayment of) short-term
       borrowings.................................     (11,573,000)       414,000
     Repayment of long-term debt..................        (888,000)      (859,000)
                                                       ------------   -----------
         Net cash used by financing...............     (12,461,000)      (445,000)
                                                       ------------   -----------

               Increase (decrease) in cash and
                 cash equivalents.................      (2,389,000)     1,310,000

 Cash and Cash Equivalents:
     Beginning of period..........................       4,123,000      1,064,000
                                                       ------------   -----------
     End of period................................     $ 1,734,000    $ 2,374,000
                                                       ------------   -----------
                                                       ------------   -----------

 Supplemental Information:
     Cash (paid) received for:
          Interest................................     $(2,758,000)   $(2,863,000)
          Income taxes............................        (220,000)     1,503,000


         See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of June 30, 1994 and for the interim periods ended June 30, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1993 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1993 Annual Report to Shareholders.

2.   INVENTORIES

                                          June 30,     December 31,
                                            1994          1993
                                            ----          ----
Finished goods                          $ 2,914,000    $ 2,698,000
In process                                  886,000      1,512,000
Raw materials                             1,040,000      1,026,000
Supplies, repair parts and fuel           8,341,000      8,178,000
                                        -----------    -----------
                                        $13,181,000    $13,414,000
                                        -----------    -----------
                                        -----------    -----------


3.   INVESTMENTS IN AFFILIATES
     Summarized unaudited financial information for Rally's Hamburgers, Inc., the Company's 38% owned affiliate, follows:

                                        Three Months   Three Months
                                            Ended          Ended
                                        July 3, 1994   July 4, 1993
                                        ------------   ------------
Revenues                                $52,103,000    $45,407,000
Operating income                            945,000      4,834,000
Net income (loss)                          (931,000)     2,606,000
Company's share of net income
 (loss) and amortization of
 excess purchase cost                   $  (490,000)   $   850,000

                                         Six Months     Six Months
                                            Ended          Ended
                                        July 3, 1994   July 4, 1993
                                        ------------   ------------
Revenues                                $94,908,000    $82,281,000
Operating income                            453,000      7,274,000
Net income (loss)                        (2,793,000)     4,022,000
Company's share of net income
 (loss) and amortization of
 excess purchase cost                   $(1,340,000)   $ 1,275,000

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The quoted market value of the Company's investment in Rally's at June 30, 1994 was $27,117,000 and declined to $18,489,000 at July 29, 1994. The
     Company believes that the decline in the market value of its investment in Rally's is temporary. Accordingly, the Company has not adjusted the carrying value of its investment in Rally's to reflect a decline in value.



4.   ACCRUED EXPENSES

                                                     June 30,     December 31,
                                                       1994           1993
                                                       ----           ----
Compensation                                       $ 1,481,000    $ 1,500,000
Pension plan contributions                           1,674,000      2,069,000
Interest                                               805,000        789,000
Income taxes                                           365,000        544,000
Other                                                3,135,000      2,923,000
                                                  ------------   ------------
                                                   $ 7,460,000    $ 7,825,000
                                                  ------------   ------------
                                                  ------------   ------------


5.   CONTINGENT LIABILITIES
     On March 31, 1992, as a result of Keystone's voluntary disclosure to the Pennsylvania Department of Environmental Resources (DER) of possible violations of its waste fuel substitution permits, the DER undertook a preliminary investigation of Keystone's waste fuel substitution rates from 1989 through early 1992. The DER subsequently issued an Order charging Keystone with numerous violations of its air quality permits, relating to alleged burning of hazardous waste fuels in quantities in excess of permit limits and suspending Keystone's permits to burn waste fuels. In addition, the DER referred the matter to the Pennsylvania Attorney General for potential criminal prosecution. In August 1993, the Attorney General of the State of Pennsylvania charged Keystone with one criminal count of altering computer records and one count of falsifying records relating to the burning of hazardous wastes in late 1991 and early 1992. The maximum penalty to Keystone for both counts is a fine of $25,000. There were no allegations or charges by the Attorney General that Keystone violated any environmental laws or that there was any harm to the environment or to anyone's health. Violations of the terms of the permits are additionally subject to civil penalties under the Pennsylvania Air Pollution Control Act and related statutes. Keystone has filed an appeal of the DER Order before the Pennsylvania Environmental Hearing Board. Keystone also filed, and has been granted, a motion for supersedeas to stay the DER Order and reinstate the permits until such time as the appeal can be adjudicated.

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Based upon the current status of settlement negotiations with the DER, the Company estimates its potential liabilities relating to settlement of the Order range from $500,000 to $750,000, of which $500,000 has been accrued. The Company intends to vigorously defend itself with respect to the allegations in the Order if it is unable to reach an acceptable alternative resolution of this matter through settlement negotiations with the DER. Based on the current stage of negotiations with the DER, the Company believes that the ultimate outcome of this matter will not have a material effect on the consolidated financial position of the Company or its results of operations, after consideration of the charges incurred or accrued to date.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year, however, the Company expenses these costs as incurred. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the full year.

The Company derives revenues from the sales of products, primarily cement and construction aggregates, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification.


RESULTS OF OPERATIONS
Operating revenues increased 16.4% to $27,264,000 and 12.8% to $42,777,000 for the three and six-month periods ended June 30, 1994, respectively. Revenues from product sales increased $3,899,000 or 19.6% to $23,780,000 and $5,295,000 or 16.8% to $36,773,000 for the three and six-month periods respectively, as a result of increased shipping volumes and net selling prices of cement. Cement shipping volumes increased 8.7% and 5.7% for the three and six-month periods ended June 30, 1994, respectively, compared to the comparable periods in 1993. Cement shipping volumes in the Company's South-Atlantic markets increased as a result of particularly strong demand in the region, which has resulted in shortages of supply. The Company's shipping volumes in the Middle-Atlantic markets declined in the first quarter of 1994 as a result of the unusually harsh winter. However, the Company's cement shipping volumes in its Middle-Atlantic markets exceeded 1993 levels in the second quarter of 1994 and equalled 1993 levels for the six months ended June 30, 1994.

The Company's average selling price per ton of cement increased 12.1% for the quarter and 13.4% for the six-month period ended June 30, 1994, compared to the comparable periods in 1993, as a result of price increases implemented in the second and third quarters of 1993 and in the second quarter of 1994. The Company realized greater price increases in its South-Atlantic markets where demand and the Company's ability to increase prices were particularly strong. Price increases of $5 per ton and $3 per ton were implemented effective April 1, 1994 in the Company's South-Atlantic and Middle-Atlantic markets, respectively. The Company has announced another $5 per ton price increase effective August 1, 1994 in its South-Atlantic market. There can be no assurance, however, that this price increase will be realized.

Resource recovery services revenues decreased $66,000 or 1.9% to $3,484,000 for the quarter and $454,000 or 7.0% to $6,004,000 year to date primarily as a result of lower quantities of waste fuels utilized at Giant in 1994 compared to the record levels processed in the first half of 1993, offset somewhat by slightly higher utilization and pricing of waste fuels at Keystone. Pricing for resource recovery services at Giant in 1994 was level with that of 1993.

Gross profit increased 46.3% to $7,416,000 for the quarter and 52.0% to $8,403,000 for the six-month period ended June 30, 1994, as a result of higher operating revenues. The Company's gross margins increased from 21.6% and 14.6% in 1993 to 27.2% and 19.6% in 1994 for the three and six-month periods, respectively. In 1994, cost of sales and services increased $1,487,000 or 8.1% for the quarter and $1,967,000 or 6.1% year to date primarily as the result of higher shipping volumes and higher repair and maintenance costs incurred during the 1994 winter overhaul of the Company's plant and equipment.

Selling, general and administrative expenses increased $477,000 to $2,802,000 for the quarter and increased $416,000 to $5,345,000 for the six-month period ended June 30, 1994, but declined as a percentage of operating revenues year to date, from 13.0% in 1993 to 12.5% in 1994, as a result of the increase in operating revenues. The expense increase primarily related to increased employee benefit costs and increased bad debt expense.

Interest costs decreased $30,000 for the quarter to $1,417,000 and increased $21,000 to $2,845,000 for the six-month period ended June 30, 1994. Margin borrowings of $14,594,000 were repaid in the second quarter of 1994, however the resulting interest savings were partially offset by higher average borrowings and interest rates on the Company's term loan and revolving credit facilities. Investment income for the quarter and year to date decreased $184,000 and $289,000, respectively, as a result of lower average amounts of funds invested compared to the comparable periods in 1993.

Declines in the fair market value of the Company's marketable securities in 1994 resulted in losses of $448,000 for the quarter and $1,062,000 year to date. The losses were the result of the general decline in the market value of fixed income securities in 1994, which was due to an increase in prevailing interest rates.

Equity in earnings of affiliate decreased from earnings of $850,000 and $1,275,000 in 1993 to a loss of $490,000 and $1,340,000 in 1994 for the three and six-month periods ended June 30, 1994, respectively, as a result of losses incurred by the Company's 38% owned affiliate Rally's Hamburger's, Inc. ("Rally's").

The income tax provisions recorded for the three and six-month periods ended June 30, 1994 and 1993, relate to federal and state income taxes and have been recorded at an estimated annual effective rate of 34%.

Net income for the second quarter of 1994 was $1,445,000 as compared to $1,719,000 for the second quarter of 1993. For the six-month period ended June 30, 1994, net loss was $1,184,000 compared to net income of $160,000 for the comparable period in 1993. The decreases in net income for the quarter and six months were a result of the aforementioned marketable securities losses in 1994 and the Company's share of Rally's losses in 1994 compared to its share of income in 1993.



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

Cash and cash equivalents totalled $1,734,000 at June 30, 1994 compared to $4,123,000 at December 31, 1993. At June 30, 1994 and December 31, 1993 the
Company had working capital of $2,643,000 and $14,052,000, with current ratios of 1.1 and 1.4, respectively. The decrease in working capital was primarily due to the current maturity classification of the $8,950,000 14.5% Subordinated Notes, due April 15, 1995. Accounts receivable increased $3,594,000 or 31.6% to $14,969,000 at June 30, 1994 as a result of higher cement revenues in June 1994 compared to December 1993. Inventories decreased $233,000 or 1.7% to $13,181,000 at June 30, 1994. Marketable securities declined $16,932,000 to $13,000 at June 30, 1994 as a result of the Company's sale of all of its marketable debt securities during the first six months of 1994. The proceeds from the sales of marketable securities were used primarily to repay margin loans to brokerage firms. Total current liabilities decreased $3,991,000 or 12.0% to $29,162,000 at June 30, 1994, primarily as a result of the repayment of $11,573,000 of short-term borrowings from stockbrokers and banks, offset by the reclassification to current of the 14.5% Subordinated Notes.

Cash provided by operations for the six-month period ended June 30, 1994 was $275,000 compared to $1,983,000 for the comparable 1993 period. The decrease in cash provided by operations was primarily the result of income tax payments of $220,000 in 1994, compared to a refund of $1,503,000 received in 1993, and the reduction of accounts payable and accrued expenses in 1994. Net cash provided
(used) by investing activities increased from $228,000 used in 1993 to $9,797,000 provided in 1994 as a result of increased sales of marketable securities in 1994 versus 1993, offset by increased capital additions in 1994. Net cash used by financing activities increased from $445,000 in 1993 to $12,461,000 in 1994 as a result of short-term borrowings repaid during 1994.
At June 30, 1994 cash equivalents of $1,462,000, in addition to a substantial portion of the Company's Rally's common stock, were pledged as collateral for loans totalling $10,594,000.

At June 30, 1994 the quoted market value of the Company's investment in Rally's common stock was $27,117,000 and declined to $18,489,000 at July 29, 1994. The Company believes that the decline in the market value of its investment in Rally's is temporary. Accordingly, the Company has not adjusted the carrying value of its investment in Rally's to reflect a decline in value.


On April 28, 1994, the Company's indirect wholly-owned subsidiary Giant Cement Holding, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of 10,000,000 shares of Giant Cement Holding Common Stock. Giant Cement Holding was formed to hold the cement facilities and resource recovery operations of the Company and to engage in the public offering. Of the shares to be offered, 9,500,000 shares, comprising all of the presently outstanding shares of Giant Cement Holding, will be sold by KCC Delaware Company, a wholly-owned subsidiary of the Company, and 500,000 shares will be sold by Giant Cement Holding. After the offering, GIANT GROUP would have no further interest in the cement business. Should the initial public offering be consummated, the Company intends to utilize a portion of the net proceeds to prepay its $8,950,000 14.5% Subordinated Notes, due April 15, 1995 and its $34,350,000 7% Convertible Subordinated Debentures, due April 15, 2006.

The Company intends to refinance the $8,950,000 14.5% Subordinated Notes due April 15, 1995, should they not be repaid as a result of the offering of Giant Cement Holding stock. Exclusive of the refinancing, the Company believes that its existing credit facilities, together with internally generated funds will be sufficient to meet its working capital needs for the foreseeable future.

                                GIANT GROUP, LTD.

                           PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

For information regarding environmental proceedings and legal matters, see Note 5 of the Notes to Consolidated Financial Statements elsewhere herein and see
Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On May 9, 1994, the Company held its 1994 Annual Meeting of Stockholders.

          (b)  Not applicable.

          (c)  The stockholders approved the following matters:

               (1) A vote was conducted by ballot on the election of directors for the forthcoming year, and the nominees listed below received the vote of the holders of the number of shares of Common Stock as set forth below:


               Nominee               For          Against   Abstain
               -------               ---          -------   -------
               Burt Sugarman       4,758,471      109,289   93,015
               Dean M. Boylan      4,851,486       16,274        0
               Edward Brodsky      4,851,239       16,521      247
               David Gotterer      4,851,336       16,424      150
               Robert L. Jones     4,851,389       16,371       97


               (2) Coopers & Lybrand was ratified as the Company's independent auditors for fiscal 1994 (4,809,480 shares for, 53,267 against, 5,013 abstain).

               (2) An amendment to the Company's Restated Certificate of Incorporation to reduce the authorized Common Stock to 12,500,000 shares, $.01 par value, from 25,000,000 shares, $.01 par value (4,841,634 shares for, 12,285 against 13,841 abstain).

ITEM 5.  OTHER INFORMATION

On April 29, 1994, the Company filed a Form S-1 Registration Statement (File No. 33-78260) with the Securities and Exchange Commission, registering securities for the initial public offering of 100% of the Company's interest in Giant Cement Holding, Inc., a newly-formed wholly owned subsidiary of the Company, which in turn wholly owns Giant Cement Company, Keystone Cement Company and Giant Resource Recovery Company. On July 29, 1994, the Company filed Amendment No. 2 to the Form S-1 Registration Statement with the Securities and Exchange Commission. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               11. Earning per share calculations.

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1994, the Company did not file any reports on Form 8-K.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              GIANT GROUP, LTD. - Registrant



                              By: /s/ Terry L. Kinder
                                  ---------------------------------------
                                  Terry L. Kinder
                                  Vice President
                                  Secretary-Treasurer




                              By: /s/ Bratton Fennell
                                  ---------------------------------------
                                  Bratton Fennell
                                  Principal Accounting Officer








Date:  August 11, 1994

                                GIANT GROUP, LTD.
                               EARNINGS PER SHARE

                                                                 Exhibit 11


                                                Three Months Ended                   Six Months Ended
                                                      June 30                             June 30
                                                1994           1993                 1994           1993
                                                ----           ----                 ----           ----
PRIMARY EARNINGS PER SHARE

Net income (loss)                            $1,445,000     $1,719,000          $(1,184,000)   $  160,000
Add: Interest expense reduction,
      net of tax (3)                             62,000        117,000                 -             -
                                             -----------    -----------         -------------  -----------
                                             $1,507,000     $1,836,000          $(1,184,000)   $  160,000
                                             -----------    -----------         -------------  -----------
                                             -----------    -----------         -------------  -----------


Weighted average number
     of common shares
     outstanding (1) **                       6,463,000      6,413,000            5,180,000     5,180,000

Net income (loss) per common
     share                                   $      .23     $      .29          $      (.23)   $      .03
                                             -----------    -----------         ------------   -----------
                                             -----------    -----------         ------------   -----------

FULLY DILUTED EARNINGS PER SHARE

Net income (loss)                            $1,445,000     $1,719,000          $(1,184,000)   $  160,000

Add: Interest expense on
     subordinated debentures
     assumed converted, net
     of tax                                     396,000        396,000              793,000       793,000
Add: Interest expense reduction,
     net of tax (3)                              62,000        117,000                 -             -
                                             -----------    -----------         -------------  -----------
Net income (loss) for fully
     diluted shares                          $1,903,000     $2,232,000          $  (391,000)   $  953,000
                                             -----------    -----------         -------------  -----------
                                             -----------    -----------         -------------  -----------

Fully diluted weighted average
     number of common shares
     outstanding (1) (2) **                   8,691,000      8,641,000            7,409,000     7,409,000

Net income (loss) per common
     share                                   $      .22     $      .26          $      (.05)   $      .13
                                             -----------    -----------         -------------  -----------
                                             -----------    -----------         -------------  -----------


(1) Includes incremental common shares issuable upon exercise of outstanding options, if dilutive.
(2) Includes common shares issuable upon conversion of the 7% convertible subordinated debentures.
(3) Reduction of interest expense, net of tax on the Company's 14 1/2% Subordinated Notes assumed retired with option exercise proceeds in excess of that amount required to retire twenty percent of the Company's outstanding stock.

**   Actual common shares outstanding at June 30, 1994 and 1993 were 5,180,000.