Form 10-Q
period 1994-09-30
GIANT GROUP LTD
filed 1994-11-14
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1994
                                               -----------------
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________to______________.

                         Commission File Number : 1-4323
                                                  ------


                                GIANT GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                     Delaware                                  23-0622690
          -----------------------------                   -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation)                                  Identification No.)

         150 El Camino Drive, Suite 303, Beverly Hills, California 90212
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code:  (310) 273-5678
                                                              --------------

           Highway 453, P.O. Box 218, Harleyville, South Carolina 29448
         --------------------------------------------------------------
         (Former address of principal executive offices)    (Zip Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                    ---      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.
                  Common Stock, $.01 Par Value 5,180,000 Shares
                  ---------------------------------------------
     (Not including 1,786,000 shares held by the Company as treasury shares)

                                  Page 1 of  14
                            Exhibit Index on Page 12

                                GIANT GROUP, LTD.

                                      INDEX






PART I FINANCIAL INFORMATION
                                                                      PAGE NO.

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations - Three
          and Nine-Month Periods Ended September 30, 1994 and 1993.       3

          Condensed Consolidated Balance Sheets - September 30,
          1994 and December 31, 1993...............................       4

          Condensed Consolidated Statements of Cash Flows - Nine-
          Month Periods Ended September 30, 1994 and 1993..........       5

          Notes to Consolidated Financial Statements...............     6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................   10-11

PART II OTHER INFORMATION

Item 1.   Legal Proceedings........................................       12

Item 5.   Other Information........................................       12

Item 6.   Exhibits and Reports on Form 8-K.........................       12

          (a)Exhibits...............................................      12
          (b)Report on Form 8-K.....................................      12

                                GIANT GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine-month periods ended September 30, 1994 and 1993
                                   (Unaudited)





                                                 Three Months Ended             Nine Months Ended
                                                 ------------------             -----------------
                                                  1994         1993             1994          1993
                                                  ----         ----             ----          ----
Revenue:
     Investment income                       $     9,000    $   349,000    $   470,000    $ 1,097,000
     Gain (Loss) on investments                     -           (72,000)    (1,062,000)       411,000
     Equity in earnings (loss) of affiliate   (1,845,000)    (1,175,000)    (3,185,000)       100,000
     Other                                         4,000          4,000         12,000         12,000
                                             -----------     ----------     ----------     ----------
                                              (1,832,000)      (894,000)    (3,765,000)     1,620,000
Cost and expenses:
     General and administrative expenses       1,074,000        796,000      2,972,000      2,632,000
     Interest expense                          1,042,000      1,213,000      3,442,000      3,638,000
     Depreciation                                129,000        134,000        327,000        401,000
                                             -----------     ----------     ----------     ----------

Loss from continuing operations
    before income taxes                       (4,077,000)    (3,037,000)   (10,506,000)    (5,051,000)
Credit for income taxes                       (1,386,000)    (1,033,000)    (3,572,000)    (1,717,000)
                                             -----------     ----------     ----------     ----------
Loss from continuing operations               (2,691,000)    (2,004,000)    (6,934,000)    (3,334,000)
Income from discontinued operations
     net of income taxes                       3,538,000      2,011,000      6,597,000      3,501,000
                                             -----------     ----------     ----------     ----------
     Net income (loss)                       $   847,000    $     7,000    $  (337,000)   $   167,000
                                             -----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------

Per common share:
     Loss from continuing operations         $      (.52)   $      (.39)   $     (1.34)   $      (.64)
                                             -----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------

     Net income (loss)                       $       .15    $       .00    $      (.07)   $       .03
                                             -----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------

Weighted average common shares:
     Loss from continuing operations           5,180,000      5,180,000      5,180,000      5,180,000
     Net income (loss)                         6,483,000      5,180,000      5,180,000      5,180,000






See accompanying notes to consolidated financial statements.


                                GIANT GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                             September 30,    December 31,
ASSETS                                           1994           1993
                                                 ----           ----

Current assets:
  Cash and cash equivalents                  $  2,215,000   $  4,123,000
  Marketable securities                            13,000     16,945,000
  Net current assets - discontinued
    operations                                 50,275,000     11,136,000
  Other current assets                            109,000        683,000
                                             ------------    -----------
        Total current assets                   52,612,000     32,887,000
                                             ------------    -----------
Net non-current assets - discontinued
  operations                                         -        33,087,000
                                             ------------    -----------
Investment in affiliate                        41,521,000     43,706,000
                                             ------------    -----------
Property, plant and equipment, at cost          5,060,000      5,173,000
  Less accumulated depreciation                 1,435,000      1,107,000
                                             ------------    -----------
                                                3,625,000      4,066,000
                                             ------------    -----------
Deferred charges and other assets                 707,000        473,000
                                             ------------    -----------
        Total assets                         $ 98,465,000   $114,219,000
                                             ------------    -----------
                                             ------------    -----------
LIABILITIES
Current liabilities:
  Short-term borrowings                      $  1,883,000   $ 16,742,000
  Accrued expenses                              3,052,000      1,918,000
  Current maturities of long-term debt         42,796,000        176,000
                                             ------------    -----------
          Total current liabilities            47,731,000     18,836,000
                                             ------------    -----------
Long-term debt, net of current maturities       1,669,000     44,313,000
Deferred income taxes                           1,935,000      3,603,000
                                             ------------    -----------
         Total liabilities                     51,335,000     66,752,000
                                             ------------    -----------
Contingent liabilities (Note 5)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized
  12,500,000 shares in 1994 and 25,000,000
  shares in 1993, issued 6,966,000 shares    $     69,000   $     69,000
Capital in excess of par value                 33,508,000     33,508,000
Retained earnings                              31,320,000     31,657,000
                                             ------------    -----------
                                               64,897,000     65,234,000
Less common stock in treasury; 1,786,000
  shares, at cost                              15,763,000     15,763,000
Reduction for additional pension liability      2,004,000      2,004,000
                                             ------------    -----------
         Total shareholders' equity            47,130,000     47,467,000
                                             ------------    -----------
         Total liabilities and
           shareholders' equity              $ 98,465,000   $114,219,000
                                             ------------    -----------
                                             ------------    -----------

See accompanying notes to consolidated financial statements.



                                GIANT GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1994 and 1993
                                   (Unaudited)
                                                      1994         1993
                                                      ----         ----
 Operations:
  Net income (loss)............................   $  (337,000)   $   167,000
   Adjustments to reconcile net earnings to net
    cash used by continuing operations -
  Discontinued operations......................    (6,597,000)    (3,501,000)
  Depreciation and depletion...................       327,000        401,000
  (Gain) loss on investments...................     1,062,000       (411,000)
  Equity in (earnings) loss of affiliate.......     3,185,000       (100,000)
  Amortization of deferred charges and other...       150,000        133,000

 Changes in operating assets and liabilities:
  Other current assets.........................       589,000      1,772,000
  Accrued expenses.............................        73,000        840,000
                                                  -----------    -----------
  Net cash used by continuing operations.......    (1,548,000)      (699,000)
  Net cash provided by discontinued operations.     9,726,000      6,278,000
                                                  -----------    -----------
      Net cash provided by operations..........     8,178,000      5,579,000
                                                  -----------    -----------
 Investing:
  Sales of marketable securities...............    15,577,000      1,771,000
  Purchase of property, plant and equipment:
     Continuing operations......................     (648,000)          -
     Discontinued operations....................   (5,845,000)    (4,274,000)
  Investment in affiliate......................    (1,000,000)          -
  Restricted investments - discontinued
     operations................................    (1,951,000)          -
                                                  -----------    -----------
     Net cash provided (used) by investing.....     6,133,000     (2,503,000)
                                                  -----------    -----------
 Financing:
  Repayment of short-term borrowings...........   (14,859,000)      (391,000)
  Repayment of long-term debt..................      (130,000)      (120,000)
  Repayment of debt - discontinued operations..    (1,230,000)    (1,374,000)
                                                  -----------    -----------
     Net cash used by financing................   (16,219,000)    (1,885,000)
                                                  -----------    -----------
            Increase (decrease) in cash and
             cash equivalents...................   (1,908,000)     1,191,000

 Cash and Cash Equivalents:
  Beginning of period..........................     4,123,000      1,064,000
                                                  -----------    -----------
  End of period................................   $ 2,215,000    $ 2,255,000
                                                  -----------    -----------
                                                  -----------    -----------

      Supplemental Information:
  Cash (paid) received for:
     Interest..................................   $(2,516,000)   $(2,712,000)
     Income taxes..............................       (85,000)     1,502,000

          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of September 30, 1994 and for the interim periods ended September 30, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

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

2.   INVESTMENTS IN AFFILIATES
     Summarized unaudited financial information for Rally's Hamburgers, Inc., the Company's 38% owned affiliate, follows:


                                        Three Months       Three Months
                                            Ended            Ended
                                        October 2, 1994   October 3, 1993
                                        ---------------   ---------------
Revenues                                $ 54,602,000        $46,901,000
Operating loss                            (4,124,000)        (1,162,000)
Net loss                                  (4,495,000)        (2,875,000)
Company's share of net
     loss and amortization of
     excess purchase cost               $ (1,845,000)       $(1,175,000)



                                         Nine Months      Nine Months
                                            Ended            Ended
                                        October 2, 1994  October 3, 1993
                                        ---------------  ---------------
Revenues                                $149,510,000        $129,182,000
Operating income (loss)                   (3,671,000)          6,112,000
Net income (loss)                         (7,288,000)          1,147,000
Company's share of net income
     (loss) and amortization of
     excess purchase cost               $ (3,185,000)       $    100,000



                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The quoted market value of the Company's 38% investment in Rally's was $24,035,000 at September 30, 1994 and declined to $20,337,000 at October 31, 1994. The Company believes that the decline in the market value of its investment in Rally's is temporary. Accordingly, the Company has not adjusted the carrying value of its investment in Rally's to reflect a decline in value.

     On August 24, 1994, the Company entered into a subscription agreement for the purchase of 2,500,000 shares of Rally's common stock at $4.00 per share for $10,000,000 of which $1,000,000 was paid upon signing the agreement and $9,000,000 was paid on October 25, 1994. This transaction increased the Company's ownership percentage in Rally's to 46.9%.

3.   ACCRUED EXPENSES

                                   September 30,  December 31,
                                       1994           1993
                                       ----           ----
Interest                           $ 1,697,000    $   771,000
Income taxes                           940,000         75,000
Other                                  415,000      1,072,000
                                   -----------    -----------
                                   $ 3,052,000    $ 1,918,000
                                   -----------    -----------

                                   -----------    -----------

4.   DISCONTINUED OPERATIONS
     On October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold through an initial public offering 100% of the stock of its wholly owned subsidiary, Giant Cement Holding, Inc. Giant Cement Holding, Inc. owns Giant Cement Company, Keystone Cement Company and Giant Resource Recovery Company, Inc. Through this transaction, the Company divested itself from all of its cement and resource recovery operations. The consolidated financial statements have been reclassified to separately report the discontinued cement operations.

     The net proceeds from this transaction of approximately $127 million resulted in a gain of approximately $48 million net of related income taxes. A portion of the proceeds from this public offering has been used to prepay, in November 1994, the Company's 7% Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of the debt will require the use of approximately $43,700,000 of the proceeds of the sale of the Company's cement operations and will result in an extraordinary loss on early retirement of the 7% Debentures of $886,000, net of income taxes.

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A pro-forma balance sheet reflecting the sale of Giant Cement Holding and the related transactions is listed below. The pro-forma adjustments below are unaudited and reflect management's best current estimates.

                             September 30,   Pro-Forma  September 30, 1994
                                 1994        Adjustments     as Adjusted
                             ------------    -----------     -----------
                                           (Amounts in Thousands)
Cash and investments          $  2,228       125,822 (1)              $ 82,109
                                             (45,941)(2)
Discontinued operations         50,275       (50,275)(1)                   -
Other current assets               109                                     109
Investment in affiliate         41,521                                  41,521
Other assets                     4,332          (264)(2)                 4,068
                              --------                                --------
     Total assets             $ 98,465                                $127,807
                              --------                                --------
                              --------                                --------

Current maturities of
  debt                        $ 42,796       (42,796)(2)                   -
Other current
  liabilities                    4,935        25,740 (1)                28,152
                                              (2,523)(2)
Other liabilities                3,604                                   3,604
Common stock and paid
  in capital                    33,577                                  33,577
Retained earnings               31,320        47,803 (1)                78,237
                                                (886)(2)
Treasury stock                (15,763)                                (15,763)
Reduction for additional
  pension liability            (2,004)         2,004 (1)                  -
                              --------                                --------
                             $ 98,465                                 $127,807
                              --------                                --------
                              --------                                --------

(1) To reflect the balance sheet effect of the sale of Giant Cement Holding, Inc. and the accrual of the related income tax impact.
(2) To reflect transactions relating to the early retirement of the 7% Subordinated Debentures and the 14.5% Subordinated Notes and the accrual of the related income tax impact.


Selected financial information from discontinued operations is as follows:


                              Three Months Ended       Nine Months Ended
                              ------------------       -----------------
                              1994         1993        1994    1993
                              ----         ----        ----    ----
                                          (Amounts in 000's)
Revenues                      $26,575        $22,246        $69,352   $60,182
Costs and expenses             21,214         19,101         59,355    54,781
                              -------        -------        -------   -------
                                5,361          3,145          9,997     5,401
Provision for income taxes      1,823          1,134          3,400     1,900
                              -------        -------        -------   -------
Income from discontinued
  operations                  $ 3,538        $ 2,011        $ 6,597   $ 3,501
                              -------        -------        -------   -------
                              -------        -------        -------   -------

                                GIANT GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   CONTINGENT LIABILITIES

     In January 1994, two class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, its controlling shareholders, the Company and Burt Sugarman, Chairman of the Company and Chairman of Rally's, and certain of Rally's officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934 with respect to Rally's common stock and seek unspecified damages. Management is unable to predict the outcome of this matter at the present time. The Company maintains directors and officers liability insurance policies with total coverage of $15,000,000. However, due to the complexity of the allegations in the complaint and management's inability to predict the ultimate outcome of the matter, management is unable to ascertain whether or not the available directors and officers insurance coverages will apply. Rally's and the Company are defending themselves vigorously in this matter.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS
Effective October 6, 1994, the KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. through an initial public offering. The net proceeds from this transaction of approximately $127 million resulted in a gain of approximately $48 million net of related income taxes. A portion of the proceeds from this public offering will be used to prepay, in November 1994, the Company's 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of the debt will require the use of approximately $43,700,000 of the proceeds of the sale of the Company's cement operations and will result in an extraordinary loss on early retirement of the 7% Convertible Subordinated Debentures of $886,000, net of income taxes. For additional information regarding discontinued operations, See Note 4 of the Consolidated Financial Statements elsewhere within.

RESULTS OF CONTINUING OPERATIONS
Investment income for the quarter and year to date decreased $340,000 to $9,000 and $627,000 to $470,000, respectively. The decrease resulted from lower average amounts of funds invested compared to the same periods in 1993.

Declines in the fair market value of the Company's marketable securities in 1994 resulted in losses of $1,062,000 year to date. The losses were the result of the general decline in the market value of fixed income securities in early 1994, which was due to an increase in prevailing interest rates.

Equity in earnings (loss) of affiliate was a loss of $1,845,000 and $3,185,000 in 1994 compared to a loss of $1,175,000 and earnings of $100,000 in 1993 for the three and nine-month periods ended respectively, as a result of losses incurred by the Company's 38% owned affiliate Rally's Hamburger's, Inc. ("Rally's").

Selling, general and administrative expenses increased $278,000 to $1,074,000 for the quarter and increased $340,000 to $2,972,000 for the nine-month period ended September 30, 1994. The expense increase primarily related to increased legal and travel expense for the quarter, and increased legal expense for the nine months.

Interest costs decreased $171,000 for the quarter to $1,042,000 and $196,000 to $3,442,000 for the nine-month period ended September 30, 1994. The decline in interest expense resulted from the repayment of $14,859,000 of margin borrowings, primarily in the second quarter of 1994.

The income tax provisions recorded for the three and nine-month periods ended September 30, 1994 and 1993, relate to federal and state income taxes and have been recorded at an estimated annual effective rate of 34%.

Income from discontinued operations increased 75.9% to $3,538,000 and 88.4% to $6,597,000 for the quarter and year to date as a result of improved cement operations as compared to the prior year. The improvement related primarily to increased shipping volumes and selling prices of cement as compared to the prior year.

Net income for the third quarter of 1994 was $847,000 as compared to $7,000 for the third quarter of 1993. For the nine-month period ended September 30, 1994, net loss was $337,000 compared to net income of $167,000 for the comparable period in 1993. The increases in net income for the quarter were a result of the improved results of the Company's discontinued operations compared to the prior year offset by higher equity in losses of affiliate. The loss for the nine months was the result of equity in losses of affiliate and losses on investments offset by improved results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash used by continuing operations for the nine-month period ended September 30, 1994 was $1,548,000 compared to $699,000 for the comparable 1993 period. The change in cash used by continuing operations was primarily the result of an income tax refund of $1,503,000 received in 1993. Net cash provided (used) by investing activities increased from $2,503,000 used in 1993 to $6,133,000 provided in 1994 as a result of increased sales of marketable securities in 1994 versus 1993. Net cash used by financing activities increased from $1,885,000 in 1993 to $16,219,000 in 1994 as a result of the repayment of short-term margin borrowings during 1994.

On August 24, 1994, the Company entered into a subscription agreement for the purchase of 2,500,000 shares of Rally's common stock at $4.00 per share for $10,000,000 of which $1,000,000 was paid upon signing the agreement and $9,000,000 was paid on October 25, 1994. This transaction increased the Company's ownership of Rally's common stock to 7,430,000 shares, which represents 46.9% of Rally's outstanding common stock.

On a pro-forma basis at September 30, 1994, adjusted for the sale of the Company's cement operations and the repayment of the Company's 7% Convertible Subordinated Debentures and the 14.5% Subordinated Notes, the Company had cash and investments totalling $82,109,000, current liabilities totalling $28,152,000 and total equity of $96,051,000. Exclusive of the $9,000,000 invested in Rally's on October 25, 1994, and after the payment of income taxes and other liabilities currently payable, on a pro-forma basis, the Company will have approximately $45,000,000 to pursue investment opportunities.

                                GIANT GROUP, LTD.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal matters regarding the Company, see Note 5 of the Notes to Consolidated Financial Statements elsewhere herein.

Legal matters regarding Keystone Cement Company, previously reported in the Company's Annual Report on From 10-K for the year ended December 31, 1993, remain obligations of Keystone Cement Company, which effective October 6, 1994 is no longer owned by the Company. Additionally, the Company has entered into an agreement with Giant Cement Holding, Inc., releasing the Company and KCC Delaware Company (KCC) from, and indemnifying the Company and KCC against, claims made against either of them by reason of their having been the parent company of Giant Cement Holding, Inc. or its subsidiaries. A copy of the Release and Indemnification Agreement was filed as Exhibit No. 2 to the Company's Report on Form 8-K, dated October 6, 1994.

ITEM 5.  OTHER INFORMATION

On September 29, 1994, the SEC declared effective the Form S-1 Registration Statement (File No. 33-78260) for the initial public offering of 100% of the Company's interest in Giant Cement Holding, Inc., a newly-formed wholly owned subsidiary of the Company, which in turn wholly owns Giant Cement Company, Keystone Cement Company and Giant Resource Recovery Company. On October 6, 1994, Giant Cement Holding, Inc. closed the offering for the sale by KCC of 10,000,000 shares, constituting all of the outstanding shares of common stock, at an offering price of $14.00 per share. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)     Exhibits

           11. Earning per share calculations.

           27. Financial data schedule.

       (b)     Reports on Form 8-K

           During the quarter ended September 30, 1994, the Company did not file any reports on Form 8-K.

Items 2, 3 and 4 are not applicable.

                                   SIGNATURE




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GIANT GROUP, LTD. - Registrant


                                /s/ Burt Sugarman
                          By:   ---------------------------
                                Burt Sugarman
                                Chairman of the Board



                          By:   /s/ David Gotterer
                                ----------------------------
                                David Gotterer
                                Vice Chairman














Date:  November 14, 1994