Form 10-K
GIANT GROUP LTD
filed 1995-03-30
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-4323

                               GIANT GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                     23-0622690
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

        150 El Camino Drive, Suite 303, Beverly Hills, California 90212
        (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (310) 273-5678

Securities registered pursuant to 12(b) of the Act:
                                                       Name of Each Exchange
                                 Title of Class        on Which Registered
                                 ------------------    -----------------------
                                 Common Stock, $.01    New York Stock Exchange
                                 Par Value

Securities registered pursuant to 12(g) of the Act:         None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 20, 1995, 5,179,726 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding, and the aggregate market value of the Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange -Composite Transactions on March 20, 1995) was approximately $26,850,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Specified portions of the Company's definitive Proxy Statement for the May 12, 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                    Exhibit Index located at Page 30 herein.

                               TABLE OF CONTENTS



PART I

         Item 1.   Business

         Item 2.   Properties

         Item 3.   Legal Proceedings

         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

         Item 6.   Selected Financial Data

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 8.   Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

         Item 10.  Directors and Executive Officers of the Registrant

         Item 11.  Executive Compensation

         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management

         Item 13.  Certain Relationships and Related Transactions

PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on 8-K

                                     PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         GIANT GROUP, LTD. (herein referred to as the "Company" on a consolidated basis or "GIANT" on a separate company basis) is a corporation organized under the laws of the State of Delaware in 1913. GIANT is a holding company which has owned both majority and minority interests in various operating subsidiaries. From 1985 through October 1994, GIANT's major operating subsidiaries were Giant Cement Company ("Giant Cement") and Keystone Cement Company ("Keystone"), which manufactured portland and masonry cements sold to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors and state and local government agencies. From 1987 through October 1994, GIANT also owned Giant Resource Recovery Company, Inc. ("GRR"), which was a marketing agent for resource recovery services for Giant Cement. GIANT also, through its equity interest in Rally's Hamburgers, Inc., ("Rally's"), (NASDAQ:RLLY) has been involved in the operation and franchising of double drive-thru hamburger restaurants.

         In October 1994, GIANT completed the sale of its cement and resource recovery operations for $140 million in cash, before commissions and expenses, through an initial public offering of 100% of the stock of Giant Cement Holding, Inc., the parent company of Giant Cement, Keystone and GRR. At December 31, 1994, GIANT directly owned 7,430,000 shares (48% of the amount outstanding) of the common stock of Rally's. Rally's was founded in 1984 and as of March, 1995 is the largest chain of double drive-thru hamburger restaurants in the United States which has 537 owned or franchised restaurants operating in 23 states.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         GIANT is a holding company that was most recently involved in two industries, domestic manufacturing and sale of portland masonry cements and related aggregates, and the operation of double drive-thru hamburger restaurants. The cement operations were sold in October 1994, and therefore GIANT's principal activity consists of its 48% interest in its significant equity investee, Rally's Hamburgers, Inc.

         Information concerning the Company's net sales, operating income and assets for each of the years in the three-year period ended December 31, 1994 is included in Item 6, "Five-Year Summary of Consolidated Financial Data", herein.

NARRATIVE DESCRIPTION OF BUSINESS

         GIANT's assets consist primarily of cash and temporary investments and an investment representing 48% of the outstanding shares of Rally's Hamburgers. Rally's is the largest chain of double drive-thru restaurants in the United States. The restaurants offer high quality food served quickly and at every day low prices generally below the regular prices of the four largest hamburger chains. Rally's serves the drive-thru and take-out segments of the quick-service restaurant market, which has been the fastest growing segment in the restaurant industry over the past several years. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

         GIANT's management is actively pursuing investment opportunities to deploy the cash the Company generated through the sale of the cement operations. Investment opportunities are investigated and reviewed on an on going basis. Currently GIANT has eight employees.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company.

         Burt Sugarman, 56, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman has been Chairman of the Board of Rally's Hamburgers, Inc., (NASDAQ) since November 1994, having served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. Mr. Sugarman is also a Director of Rally's Hamburgers, Inc.

         David Gotterer, 66, Vice Chairman. Mr. Gotterer has been Vice Chairman of the Company since May 1986. He is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. He is a Director of PlyGem Industries, Inc. (New York Stock Exchange), and a Director of Rally's Hamburgers, Inc. (NASDAQ).

         Cathy Wood, 48, Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Wood joined the Company in January 1995 and assumed the position of Vice President, Chief Financial Officer, Secretary and Treasurer in March 1995. Prior to joining the Company, Ms. Wood served in various capacities for Wherehouse Entertainment, Inc. a $500 million specialty retail chain, including Senior Vice President and Chief Financial Officer from 1993 to 1994.


ITEM 2.  PROPERTIES

         GIANT has executive offices in leased premises in Beverly Hills, California.


ITEM 3.  LEGAL PROCEEDINGS

         Mittman v. Rally's Hamburger, Inc., et al., Case No C94-0039-L(CS)("Mittman"). In January and February 1994, two class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, Burt Sugarman and the Company, and certain of Rally's officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934, and other related claims, with respect to Rally's common stock and seek unspecified damages. Rally's and certain of Rally's officers and directors moved to dismiss the complaint for failure to state a proper claim. The Company among others, moved to dismiss the complaint for lack of personal jurisdiction. The court has not ruled yet on those motions. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply, but vigorously denies any wrong doing with respect to the allegations. Rally's and the Company intend to defend themselves vigorously in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      The Company's common stock is traded on the New York Stock Exchange (Symbol: GPO). On March 7, 1995 the approximate number of record holders of the Company's common stock was 2,250. The high and low sale prices for such stock during each calendar quarter in 1994 and 1993 are set forth below. No dividends were paid on the common stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its common stock for the foreseeable future.

                                                     SALES PRICE
     CALENDAR QUARTERS                            OF COMMON STOCK
----------------------------         ------------------------------------------
                                         1994                      1993
                                     ---------------         ------------------
                                     High       Low            High      Low
First ......................        14 5/8    10 3/8          12 1/8     9 7/8
Second .....................        14 1/8    10 1/2          11 1/8     8
Third ......................        11 1/8     9 1/4          10 1/2     8 1/2
Fourth .....................        10 3/4     6 3/4          11 1/4     7 5/8

ITEM 6.  SELECTED  FINANCIAL  DATA

                FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA

                                                     1994            1993*             1992*            1991*            1990*
                                                  -----------------------------------------------------------------------------
                                                                  (Amounts in thousands, except per share data)
Operating results
  Investment income                               $  1,507         $   1,377         $  1,887         $  2,880         $  2,872
  Gain (loss) on investments                        (1,065)              542              841            2,164             (200)
    General and administrative
      expenses                                      (4,628)          (3,574)           (4,799)          (3,704)          (5,044)
  Interest expense                                  (4,007)          (4,854)           (4,948)          (5,816)          (6,492)
  Loss on extinguishment of debt                     1,343              -                -                -                -
    Equity in earnings (loss)
      of affiliates                                 (8,898)          (3,855)            3,121            2,030            1,241
    Write-down of carrying value
      of investment in affiliate                   (19,396)             -                -                -                -
    Income (loss) from
      continuing operations                        (34,350)          (7,161)           (2,127)          (3,161)          (4,386)
    Income (loss) from
      discontinued operations                        6,598            4,522            (3,971)          (3,752)           5,973
    Gain on sale discontinued
      operations                                    48,223              -                -                -              14,861
    Net income (loss)                               20,471           (2,639)           (6,098)          (6,913)          16,448

Per common share: (Note 1)
    Loss from continuing operations               $  (5.26)        $  (1.38)         $   (.41)        $   (.60)        $   (.52)
    Net income (loss)                             $   3.22         $   (.51)         $  (1.18)        $  (1.31)        $   2.56
    Cash dividends                                     -               -                 -                -                -
Weighted average common shares                       6,463            5,180             5,189            5,295            6,767

Financial position at year-end:
    Total assets                                   100,895          110,616           113,683          125,579          126,534

    Long-term debt                                   1,816           44,489            44,532           54,574           51,769

    Shareholders' equity                            69,942           47,467            50,313           57,095           65,280



Note 1 Primary per share earnings (loss) are based upon the weighted average common shares outstanding, adjusted for the dilutive effect of outstanding stock options in 1990 and 1994.

     * Certain 1993, 1992, 1991 and 1990 amounts have been reclassified to conform to the 1994 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Effective October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. through an initial public offering (IPO). The net proceeds from the IPO were $125,822,000 million and resulted in a gain of $76,990,000 before income taxes of $28,767,000. As a result of the transaction the Company has fully divested its cement and resource recovery operations.

RESULTS OF OPERATIONS
1994 VERSUS 1993
         Investment income increased $130,000 to $1,507,000 as a result of higher average levels of funds invested in 1994 versus 1993.

         Declines in the fair market value of the Company's marketable securities in 1994, resulted in losses of $1,065,000 compared to a gain of $542,000 in 1993. The losses were the result of the general decline in fixed income securities in early 1994, which was due to increases in prevailing interest rates.

         General and administrative expenses increased from $3,574,000 in 1993 to $4,628,000 in 1994. The increase in expense related primarily to increased compensation, legal and insurance costs incurred during the year.

         Interest costs decreased $847,000 to $4,007,000 in 1994. The decrease was primarily the result of the prepayment in November, 1994 of the Company's 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of debt required $43,781,000, which was obtained as a result of the sale of the cement companies, and resulted in a loss on extinguishment of debt of $1,343,000.

         Equity in losses of the Company's 48% owned affiliate, Rally's, increased from $3,855,000 in 1993 to $8,898,000 in 1994 as a result of Rally's operating losses, which included charges of $17,259,000 in 1994 and $12,551,000 in 1993, relating to Rally's restructuring their operations.

         In December 1994, as a result of market declines in the value of Rally's common stock and Rally's continuing operating losses, the Company recognized a loss on its investment of $19,396,000. The amount of the write-down represented the Company's investment in excess of its share of the underlying net assets of Rally's.

         The income tax benefits recorded for 1994 and 1993 relate to federal income taxes and have been recorded at an estimated annual rate of 34%. The 1994 tax benefit was reduced by a valuation allowance of $9,070,000 relating to the impairment loss on the Company's investment in Rally's (See Note 10 to the consolidated financial statements).

         Income from the discontinued cement operations increased 46% to $6,598,000 primarily as a result of improved cement pricing in 1994, as compared to the prior year. Results of discontinued operations are reflected through the date of sale in 1994 and for the full year in 1993 and 1992. The sale of discontinued operations resulted in a gain of $48,223,000, net of income taxes of $28,767,000.

         Net income for the year increased from a loss of $2,639,000 to income of $20,471,000 primarily as a result of the gain on sale of discontinued operations, offset by the Company's write-down of its investment in Rally's.

RESULTS OF OPERATIONS
1993 VERSUS 1992
         Investment income decreased $510,000 or 27% as a result of lower average investments in marketable debt securities at lower average interest rates compared to 1992. Gains on investments in 1993 and 1992 were the result of increases in the general market value of fixed income securities as a result of decreases in the prevailing interest rates in those years. Other revenue in 1992 included a $975,000 recovery from the Company's insurance company relating to legal costs and settlements incurred in 1991.

         General and administrative costs decreased $1,225,000 or 26% in 1993 as a result of a decrease in corporate compensation and other costs. Interest expense declined $94,000 or 2% as a result of the redemption in January 1992 of $10,000,000 if its 14.5% Notes and reduced interest rates on short-term borrowings.

         Equity in earnings (loss) of the Company's 38% owned affiliate, Rally's, declined from earnings of $3,121,000 in 1992 to a loss of $3,855,000 in 1993. Rally's losses in 1993 were the result of charges totalling $17,400,000 to reflect the cost of a restructuring plan and the closing of 26 restaurants, litigation settlements, advertising costs and other matters. Rally's results were also impacted by lower restaurant sales volumes.

         Income from the discontinued cement operations improved from a loss of $3,971,000 in 1992 to income of $4,522,000 in 1993, primarily as a result of improved cement shipping volumes and selling prices in 1993 as compared to 1992.

         Net loss decreased from $6,098,000 in 1992 to $2,639,000 in 1993 primarily as a result of improved results of discontinued operations, offset by declines in equity in earnings of affiliate.

LIQUIDITY AND CAPITAL RESOURCES
         Cash and marketable securities totalled $70,973,000 at December 31, 1994 compared with $21,068,000 at December 31, 1993. At December 31, 1994 and 1993 the Company had working capital of $42,867,000 and $14,051,000, with current ratios of 2.5 to 1 and 1.7 to 1, respectively. The Company's increase in working capital resulted from the net cash proceeds of $125,822,000 received from the sale of its discontinued operations. The proceeds of the sale were used to repay long-term debt and to purchase additional marketable securities. Income taxes payable at December 31, 1994 of $25,435,000, relates primarily to taxes due on the gain on sale of discontinued operations.

         The Company owns 7,430,000 shares of Rally's Hamburgers, Inc. common stock, which it acquired from 1987 to 1994, including 2,500,000 shares purchased in October 1994 for $10,000,000. At December 31, 1994, the Company's $25,497,000 investment in Rally's represents 48% of their outstanding common stock. In 1995, the Company purchased $10,400,000 in principal amount of Rally's 9.875% Senior Notes at an aggregate purchase price of $4,796,000.

         The Company's Board Directors has authorized the open market or private purchase of its common stock. Net of its income tax obligations, the Company has cash and marketable securities of approximately $45 million to pursue stock repurchases and other investment opportunities.

         Through the liquidity and capital created by the Company's divestiture of the cement operations, the Company intends to make investments that create increased value for its shareholders. The Company is attempting to select the best opportunities available, and structure the appropriate financing of such investments, realizing that capital is a scarce commodity with competing investment options. Management has no definitive investment opportunities at this time and it is uncertain whether an appropriate investment can be identified and financed in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS for the years 1994, 1993 and 1992


                                                   1994                 1993                 1992
                                              ------------         ------------          -----------
Income:
    Investment income                         $  1,507,000         $  1,377,000          $ 1,887,000
    Gain on investments                               -                 542,000              841,000
    Other                                          209,000               41,000              994,000
                                              ------------         ------------          -----------
                                                 1,716,000            1,960,000            3,722,000
                                              ------------         ------------          -----------
Cost and expenses:
    General and administrative
         expenses                                4,628,000            3,574,000            4,799,000
    Interest expense                             4,007,000            4,854,000            4,948,000
    Loss on investments                          1,065,000                 -                   -
    Loss on extinguishment of debt               1,343,000                 -                   -
    Depreciation                                   390,000              527,000              319,000
                                              ------------         ------------          -----------
                                                11,433,000            8,955,000           10,066,000
                                              ------------         ------------          -----------
Operations of affiliate:
    Equity in earnings (loss) of
         affiliate                              (8,898,000)          (3,855,000)           3,121,000
    Write down in carrying value
         of investment in affiliate            (19,396,000)               -                    -
                                              ------------         ------------          -----------
                                                (28,294,00)          (3,855,000)           3,121,000
                                              ------------         ------------          -----------
    Loss from continuing operations
         before income taxes                   (38,011,000)         (10,850,000)          (3,223,000)
Credit for income taxes                         (3,661,000)          (3,689,000)          (1,096,000)
                                              ------------         ------------          -----------
    Loss from continuing operations            (34,350,000)          (7,161,000)          (2,127,000)
Income (loss)from discontinued
    operations, net of income taxes              6,598,000            4,522,000           (3,971,000)
Gain on sale of discontinued
    operations, net of income taxes             48,223,000                -                    -
                                              ------------         ------------          -----------
    Net income (loss)                         $ 20,471,000         $ (2,639,000)         $(6,098,000)
                                              ============         ============          ===========
Per common share:
    Loss from continuing operations           $      (5.26)        $      (1.38)         $      (.41)
                                              ============         ============          ===========
    Net income (loss)                         $       3.22         $       (.51)         $     (1.18)
                                              ============         ============          ===========
Weighted average common shares                   6,463,000            5,180,000            5,189,000




See accompanying notes to consolidated financial statements.

GIANT GROUP, LTD.
CONSOLIDATED BALANCE SHEETS, December 31, 1994 and 1993

                                                           December 31,     December 31,
ASSETS                                                         1994             1993
                                                           ------------     ------------
Current assets:
    Cash and cash equivalents                              $ 23,472,000     $  4,123,000
    Marketable securities                                    47,501,000       16,945,000
    Net current assets - discontinued
    operations                                                        -       11,797,000
    Other current assets                                        690,000           22,000
                                                           ------------     ------------
         Total current assets                                71,663,000       32,887,000

Net non-current assets - discontinued
   operations                                                         -       28,848,000
Investment in affiliate                                      25,497,000       43,706,000
Property, plant and equipment, net                            3,570,000        4,066,000
Deferred income taxes                                                 -          636,000
Deferred charges and other assets                               165,000          473,000
                                                           ------------     ------------
                Total assets                               $100,895,000     $110,616,000
                                                           ============     ============
LIABILITIES
Current liabilities:
   Short-term borrowings                                   $  1,917,000     $ 16,742,000
   Accrued expenses                                           1,251,000        1,843,000
   Income taxes payable                                      25,435,000           75,000
   Current maturities of long-term debt                         193,000          176,000
                                                           ------------     ------------
                Total current liabilities                    28,796,000       18,836,000

Long-term debt, net of current maturities                     1,623,000       44,313,000
Deferred income taxes                                           534,000                -
                                                            -----------     ------------
             Total liabilities                               30,953,000       63,149,000
                                                            -----------     ------------
Contingent liabilities (Note 12)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized
   12,500,000 shares in 1994 and 25,000,000
   shares in 1993, issued 6,966,000 shares                 $     69,000     $     69,000
Capital in excess of par value                               33,508,000       33,508,000
Retained earnings                                            52,128,000       31,657,000
                                                           ------------     ------------
                                                             85,705,000       65,234,000
Less common stock in treasury; 1,786,000
   shares, at cost                                           15,763,000       15,763,000
Reduction for additional pension liability                            -        2,004,000
                                                           ------------     ------------
                Total shareholders' equity                   69,942,000       47,467,000
                                                           ------------     ------------
             Total liabilities and
                shareholders' equity                       $100,895,000     $110,616,000
                                                           ============     ============


See accompanying notes to consolidated financial statements.

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years 1994, 1993 and 1992

                                                                1994                1993              1992
                                                                ----                ----              ----
Operations:
    Net income (loss)                                       $20,471,000         $(2,639,000)      $(6,098,000)
    Adjustments to reconcile net income (loss) to
      net cash used by continuing operations -
    Discontinued operations                                  (6,598,000)         (4,522,000)        3,971,000
    Gain on sale of discontinued operations                 (48,223,000)               -                 -
    Loss on extinguishment of debt                            1,343,000                -                 -
    Depreciation                                                390,000             527,000           319,000
    (Gain) loss on investments                                1,065,000            (542,000)         (841,000)
    Equity in (earnings) loss of affiliate                    8,898,000           3,855,000        (3,121,000)
    Write-down in carrying value of investment
      in affiliate                                           19,396,000                -                 -
    Provision for deferred taxes                               (242,000)         (1,672,000)         (852,000)
    Amortization of deferred charges and other                  249,000             175,000           166,000
    Accretion of discounts on marketable securities            (571,000)               -                 -


    Changes in operating assets and liabilities:
         Other assets                                          (375,000)          1,977,000         1,556,000
         Accrued expenses                                    (3,570,000)           (142,000)         (188,000)
                                                            -----------         -----------       -----------
    Net cash used by continuing operations                   (7,767,000)         (2,983,000)       (5,088,000)
    Net cash provided by discontinued operations             11,186,000          11,435,000         6,719,000
                                                            -----------         -----------       -----------

         Net cash provided by operations                      3,419,000           8,452,000         1,631,000
                                                            -----------         -----------       -----------

Investing:
    Sales of marketable securities                           26,740,000          44,122,000        50,541,000
    Purchases of marketable securities                      (58,083,000)        (42,683,000)      (42,914,000)
    Proceeds from sale of discontinued operations           125,822,000                -                 -
    Purchase of property, plant and equipment:
     Continuing operations                                     (656,000)               -             (911,000)
     Discontinued operations                                 (5,845,000)         (5,462,000)       (3,125,000)
    Investment in affiliate                                 (10,085,000)               -                 -
    Restricted investments - discontinued
     operations                                              (1,951,000)               -                 -
    Collection of note receivable                                  -                   -            2,615,000
                                                            -----------         -----------       -----------
         Net cash provided (used) by investing               75,942,000          (4,023,000)        6,206,000
                                                            -----------         -----------       -----------

Financing:
    Proceeds from (repayment of)
      short-term borrowings                                 (14,825,000)            165,000         5,223,000
    Repayment of long-term debt                             (43,957,000)           (160,000)      (10,147,000)
    Repayment of debt - discontinued operations              (1,230,000)         (1,375,000)       (1,179,000)
    Purchase of treasury shares                                    -                   -           (1,050,000)
    Other                                                          -                   -               (6,000)
                                                            -----------         -----------       -----------

         Net cash used by financing                         (60,012,000)         (1,370,000)       (7,159,000)
                                                            -----------         -----------       -----------

             Increase in cash and
               cash equivalents                              19,349,000           3,059,000           678,000

Cash and Cash Equivalents:
    Beginning of period                                       4,123,000           1,064,000           386,000
                                                            -----------         -----------       -----------

    End of period                                           $23,472,000         $ 4,123,000       $ 1,064,000
                                                            ===========         ===========       ===========
Supplemental Information for Continuing Operations:
    Cash (paid) received for:
         Interest                                           $(4,606,000)        $(4,736,000)      $(4,786,000)
         Income taxes                                        (2,585,000)          1,365,000         2,966,000

      See accompanying notes to consolidated financial statements.

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years 1994, 1993 and 1992





                                                                                                             Reduction for
                                                           Capital in                          Common         Additional
                                               Common      Excess of        Retained          Stock in         Pension
                                                Stock      Par Value        Earnings          Treasury        Liability
                                               -------    -----------      -----------      ------------     ------------
Balance, January 1, 1992.................      $46,000    $31,368,000      $40,394,000      $(14,713,000)     $        -

Net loss for 1992........................                                   (6,098,000)
Three-for-two stock split................       23,000        (29,000)
Purchase of 115,000 treasury shares......                                                     (1,050,000)
Increase in equity in net assets of
  affiliate from issuance of its common
  stock, net of deferred income taxes
  of $719,000............................                   1,397,000
Reduction in equity to reflect additional
  minimum pension liability, net of
  deferred income taxes of $528,000......                                                                      (1,025,000)
                                               -------    -----------      -----------      ------------      -----------
Balance, December 31, 1992...............       69,000     32,736,000       34,296,000       (15,763,000)      (1,025,000)

Net loss for 1993........................                                   (2,639,000)
Increase in equity in net assets of
  affiliate from issuance of its
  common stock, net of deferred income
  taxes of $398,000......................                     772,000
Reduction in equity to reflect additional
  minimum pension liability, net of
  deferred income taxes of $505,000......                                                                        (979,000)
                                               -------    -----------      -----------      ------------      -----------
Balance, December 31, 1993...............       69,000     33,508,000       31,657,000       (15,763,000)      (2,004,000)

Net income for 1994......................                                   20,471,000
Reversal of the reduction in equity
  to reflect the minimum pension liability
  as a result of the sale of
  discontinued operations..............                                                                         2,004,000
                                               -------    -----------      -----------      ------------      -----------
Balance, December 31, 1994...............      $69,000    $33,508,000      $52,128,000      $(15,763,000)     $         0
                                               =======    ===========      ===========      ============      ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SIGNIFICANT ACCOUNTING POLICIES:

        GIANT GROUP, LTD. is a holding company that was formerly involved in the domestic manufacture and sale of portland and masonry cements and related aggregates (See Note 2). These operations were sold on October 6, 1994. The Company owns a 48% interest in Rally's Hamburgers, Inc. an operator and franchisor of double drive-thru hamburger restaurants. Its continuing source of revenue is investment income.

PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of GIANT GROUP, LTD. and its subsidiaries, which are wholly owned. Investments in affiliates (20% to 50% owned) are accounted for by the equity method. The effects of changes in the Company's equity in the net assets of affiliates resulting from their issuance of capital stock are charged or credited to capital in excess of par value. All significant intercompany accounts and transactions have been eliminated.

MARKETABLE SECURITIES:
        In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". No adjustment was required to reflect the adoption of the new standard. Investments in marketable equity securities, U.S. Government obligations and corporate bonds are considered available for sale. These investments are carried at market and adjustments for unrealized gains and losses are reported as a separate component of shareholders' equity.

        The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based on the specific identification method.

PROPERTY, PLANT AND EQUIPMENT:
        Depreciation for financial reporting purposes is provided principally by the straight-line method over the estimated useful lives of the assets, ranging from three to twenty years.

CASH EQUIVALENTS:
        For purposes of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. Government obligations.

EARNINGS PER SHARE:
        Primary earnings per share is based upon the weighted average common shares outstanding during the respective periods, adjusted for the dilutive effect of outstanding common stock options. Fully diluted earnings per share is not presented as it approximates primary earnings per share.

RECLASSIFICATIONS:
        Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      DISCONTINUED OPERATIONS:
        On October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. (GCHI) through an initial public offering. The net proceeds of this transaction of $125,822,000 (net of $2,000,000 contributed to GCHI on the date of sale) resulted in a gain of $76,990,000 before income taxes of $28,767,000. At December 31, 1994, a receivable of $200,000 related to income tax liabilities of GCHI, payable to the Company pursuant to their Tax Sharing Agreement, is included in other current assets.

        GCHI is engaged in the manufacture and sale of portland and masonry cements and construction aggregates, and its operating results through the date of sale have been included as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented. Net assets from discontinued operations have been segregated on the December 31, 1993 balance sheet.

        The condensed statements of operations related to the discontinued operations through the date of sale are as follows:

                                                          1994          1993         1992
                                                          ----          ----         ----
        Total operating revenues                      $69,352,000   $81,900,000   $72,256,000
        Costs and expenses                             59,355,000    74,429,000    78,020,000
                                                      -----------   -----------   -----------
        Income (loss) before income
          taxes                                         9,997,000     7,471,000    (5,764,000)
        Income tax expense (benefit)                    3,399,000     2,949,000    (1,793,000)
                                                      -----------   -----------   -----------
        Net income (loss)                             $ 6,598,000   $ 4,522,000   $(3,971,000)
                                                      ===========   ===========   ===========

        The effective tax rates varied from the federal tax rates primarily due to state income taxes in all years presented offset by percentage depletion in 1994.

        Postretirement medical and life insurance is provided to substantially all employees of GCHI. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Adoption of FAS 106 resulted in a postretirement expense in 1993 of $2,147,000 versus $1,003,000 if the expense would have been recorded on a pay as you go basis. The expense on a pay as you go basis was $1,096,000 in 1992.

3.      MARKETABLE SECURITIES:

At December 31:                                                    1994              1993
                                                                   ----              ----
Equity securities                                               $         0       $    13,000
Debt securities                                                  47,501,000        16,640,000
Accrued interest                                                          0           292,000
                                                                -----------       -----------
Total carrying amount                                           $47,501,000       $16,945,000
                                                                ===========       ===========

        As of December 31, 1994, the Company had an investment in a short-term U.S. Government obligation maturing in 1995. Equity and debt securities at December 31, 1993 were carried at cost less a provision for other then temporary declines in market value. The fair value of the securities were not materially different from book value as of December 31, 1994 and 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The gains (losses) on investments were comprised of the following:

                                    1994            1993          1992
                                    ----            ----          ----
Equity securities                 $    (2,000)   $(132,000)     $(90,000)
Debt securities                    (1,063,000)     674,000       931,000
                                  -----------    ---------      --------
Net gain (loss)                   $(1,065,000)   $ 542,000      $841,000
                                  ===========    =========      ========

        In 1994, proceeds from sales of securities totalled $26,740,000, of which proceeds of $20,135,000 related to sales of securities which resulted in losses of $1,297,000 and proceeds of $6,605,000 related to sales of securities which resulted in gains of $232,000.

4.  INVESTMENT IN AFFILIATE:
        The Company's investment in Rally's Hamburgers, Inc. (Rally's) of $25,497,000 and $43,706,000 at December 31, 1994 and 1993, respectively, represented 48% and 38% of Rally's outstanding common stock. Rally's is an operator and franchisor of double drive-thru hamburger restaurants.

        The Company purchased 2,500,000 shares of Rally's in October 1994 at a price of $4 per share. Issuances of common stock by Rally's in 1993 reduced GIANT's ownership percentage by approximately 2%. The effect on GIANT's equity in the net assets of Rally's attributable to such stock issuances, has been recorded as an adjustment to capital in excess of par value, net of the related deferred income taxes. At December 31, 1994, the Company owned 7,430,000 shares of Rally's, the quoted market value of which was $22,291,000.

        In December 1994, as a result of the decline in the quoted market value of Rally's common stock and Rally's continued operating losses, the Company recognized an impairment loss on this investment through a charge to operations of $19,396,000. The amount of the write-down represented the unamortized portion of the Company's investment in excess of its equity in the underlying net assets of Rally's. The excess cost of the investment over underlying equity in net assets was $20,004,000 at December 31, 1993.

Summarized financial information for Rally's follows:

                                                                              December 31,
                                                                    -----------------------------
                                                                        1994              1993
                                                                        ----              ----
Financial position:
   Current assets                                                   $ 14,276,000     $ 25,003,000
   Current liabilities                                               (21,076,000)     (24,089,000)
                                                                    ------------     ------------
   Working capital (deficiency)                                       (6,800,000)         914,000
Noncurrent assets                                                    157,079,000      160,394,000
   Long-term debt and other noncurrent
      liabilities                                                    (96,792,000)     (98,781,000)
                                                                    ------------     ------------
   Stockholders' equity                                             $ 53,487,000     $ 62,527,000
                                                                    ============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1994                   1993              1992
                                                           ----                   ----              ----
Operating results:
    Revenues                                           $186,318,000          $174,346,000       $120,648,000
    Operating costs                                     200,954,000           181,396,000        105,591,000
    Income (loss) from operations                       (14,636,000)           (7,050,000)        15,057,000
    Net income (loss)                                   (19,273,000)           (8,907,000)         9,279,000
    GIANT's share                                        (8,898,000)           (3,855,000)         3,121,000

        The Company's share of Rally's net income (loss) includes amortization of $435,000, $580,000 and $630,000 in 1994, 1993 and 1992, respectively, of the excess cost of the investment over underlying equity in net assets.

        In 1995, the Company purchased $10,400,000 in principal amount of Rally's 9.875% Senior Notes at an aggregate purchase price of $4,796,000.


5.  PROPERTY, PLANT AND EQUIPMENT:

   At December 31 (at cost):                                         1994                1993
                                                                     ----                ----
    Land                                                        $    120,000         $   292,000
    Leasehold improvements                                           165,000             200,000
    Equipment and furnishings                                      4,718,000           4,681,000
                                                                ------------        ------------
                                                                   5,003,000           5,173,000
    Less accumulated depreciation
        and depletion                                              1,433,000           1,107,000
                                                                ------------        ------------
                                                                $  3,570,000        $  4,066,000
                                                                ============        ============

6.  DEBT:

   Long-term debt consists of the following at December 31:

                                                                1994             1993
                                                                ----             ----
   7% Convertible Subordinated Debentures,
         due April 15, 2006 (net of $650,000
         held in treasury)                                  $       -        $34,350,000
   14.5% Subordinated Notes due April 15, 1995                      -          8,950,000
   Term Note due December 18, 1996, interest
         at 9.25%                                              1,816,000       1,992,000
                                                            ------------     -----------
                                                               1,816,000      45,292,000
   Less:
       Unamortized discount:
           7 % Convertible Subordinated Debentures                  -           (657,000)
           14 1/2% Subordinated Notes                               -           (146,000)
       Current maturities                                       (193,000)       (176,000)
                                                            ------------     -----------
                                                            $  1,623,000     $44,313,000
                                                            ============     ===========

         In November of 1994, the Company prepaid the Company's 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of the debt required the use of $43,781,000 of the proceeds of the sale of the Company's cement operations and resulted in a loss on extinguishment of debt of $1,343,000.

         Equipment having a net book value of $3,322,000 at December 31, 1994 has been pledged as collateral for the Term Note. Aggregate maturities of long-term debt for the years 1995 and 1996 are $193,000, and $1,623,000, respectively.

         Short-term margin borrowings from stockbrokers were $1,917,000 with interest at 7.6% and $16,742,000 with interest at 5.0% at December 31, 1994 and 1993, respectively. Margin borrowings are collateralized by marketable securities and a portion of the Company's Rally's common stock.

7.       STOCK SPLIT:

         On September 16, 1992, the Board of Directors declared a 3 for 2 common stock split effective November 10, 1992. All common share and per share amounts have been restated to reflect the stock split.


8.       COMMON STOCK OPTIONS
         Under the terms of the Company's 1985 Incentive Stock Option Plan, options to purchase 750,000 shares of the Company's common stock may be granted to key employees of the Company and its subsidiaries, at a price not less than the market value on the date of grant. Under the terms of the Company's 1985 Non-qualified Stock Option Plan, options to purchase 3,000,000 shares of the Company's common stock may be granted to officers, directors, managerial and supervisory employees and consultants to the Company and its subsidiaries, at a price not less than 85% of the market value on the date of grant. Options granted under both plans may be for terms of up to ten years, and may be exercised at any time or from time to time, as determined at the time of grant by the Board of Directors. At December 31, 1994 and 1993, 1,411,000 and 1,441,000 shares, respectively, were reserved for options which may be granted under the stock option plans. All common share and per share amounts have been adjusted to give retroactive recognition to the 1992 stock split.

         A summary of options under the plans for 1994, 1993 and 1992 is as follows:

                                                    Number of        Option Price
                                                     Shares            Per Share
                                                    ---------        ------------
   Balance, January 1, 1992 (all exercisable)       2,254,000       $6.33 -  7.58
   Options granted                                     38,000        8.50 - 11.00
   Options cancelled                                   (8,000)       7.58
                                                   ----------
   Balance, December 31, 1992 (all exercisable)     2,284,000        6.33 - 11.00
   Options granted                                      5,000        9.13
                                                   ----------
   Balance, December 31, 1993 (all exercisable)     2,289,000        6.33 - 11.00
   Options granted                                     30,000        11.00
                                                   ----------
   Balance, December 31, 1994 (all exercisable)     2,319,000        6.33 - 11.00
                                                   ==========


9. PREFERRED STOCK:

         Authorized preferred stock consists of 2,000,000 shares, $.01 par value, issuable in one or more series with such dividend rates, liquidation preferences, and redemption, conversion and voting right restrictions as may be determined by the Company's Board of Directors. No preferred stock was issued at December 31, 1994 or 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      INCOME TAXES:
         The credit for income taxes is comprised of the following:

                                       1994            1993              1992
                                       ----            ----              ----
   Current federal                $ (3,419,000)    $(2,017,000)     $  (244,000)
   Deferred federal                   (242,000)     (1,672,000)        (852,000)
                                  ------------     -----------      -----------
                                  $ (3,661,000)    $(3,689,000)     $(1,096,000)
                                  ============     ===========      ===========

         The following is a reconciliation between the credits for income taxes and the amount computed by applying the federal statutory rate of 34% to pre-tax income:

                                                        1994            1993          1992
                                                        ----            ----          ----
Statutory tax on pre-tax loss                      $(12,924,000)    $(3,689,000)   $(1,096,000)
Increase in valuation allowance                       9,070,000            -              -
Other, net                                              193,000            -              -
                                                   ------------     -----------    -----------
Credit for income taxes                            $ (3,661,000)    $(3,689,000)   $(1,096,000)
                                                   ============     ===========    ===========

         For years prior to 1993, the Company provided for income taxes under Statement of Financial Accounting Standards No. 96. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, which superseded Statement No. 96. No adjustment was required to reflect adoption of the new standard.

         The gross deferred tax assets and liabilities relate to the following at December 31:

                                                                  1994               1993
                                                                  ----               ----
         Investment in affiliate                              $ 9,070,000        $      -
         Tax credit carryforwards                                  -               4,057,000
         Net operating loss carryforwards                          -               1,356,000
         Other                                                     66,000            838,000
                                                              -----------        -----------
           Gross deferred tax assets                            9,136,000          6,251,000
         Valuation allowance                                   (9,070,000)        (2,342,000)
                                                              -----------        -----------
           Net deferred tax assets                                 66,000          3,909,000
                                                              -----------        -----------
         Depreciation                                             600,000            431,000
         Investment in affiliate                                     -               630,000
         Other                                                       -             2,212,000
                                                              -----------        -----------
           Gross tax liabilities                                  600,000          3,273,000
                                                              -----------        -----------

           Net deferred tax asset (liability)                 $  (534,000)       $   636,000
                                                              ===========        ===========

         The $9,070,000 valuation allowance at December 31, 1994 relates to the tax benefit associated with the recognition in 1994, of the $19,396,000 unrealized impairment loss on the Company's investment in Rally's and Rally's net losses. These losses would have to be realized through the sale of Rally's common stock or future Rally's earnings in order for the Company to realize the tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At the beginning of 1994 the Company had approximately $1,820,000 of energy and investment tax credit carryforwards, and $2,237,000 of alternative minimum tax credit carryforwards, all of which were used in 1994 to reduce taxes payable. In 1993, the Company also had $27,121,000 of net operating loss carryforwards available to reduce future state taxable income expiring over 15 years. The valuation allowance of $2,342,000 at December 31, 1993 related primarily to the state net operating loss carryforwards and federal energy tax credit carryforwards. Since the loss carryforwards relate to states in which the Company no longer does business, the balance of the deferred tax asset and related valuation allowance was written off in 1994.


11.   LEASES:

      The Company leases office and hangar space under operating leases which have remaining terms of up to three years. The leases generally include renewal options. Total rental expense for the years 1994, 1993 and 1992 amounted to $271,000, $284,000 and $288,000, respectively.


      Future minimum rental commitments under noncancelable leases with a remaining term in excess of one year as of December 31, 1994 are as follows:

                 1995                          $199,000
                 1996                           190,000
                 1997                            47,000
                                               --------
                                               $436,000
                                               ========



12.   CONTINGENT LIABILITIES:

      In January 1994, two class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, its controlling shareholders, Burt Sugarman and the Company, and certain of Rally's officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934 with respect to Rally's common stock and seek unspecified damages. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company intend to defend themselves vigorously in this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   UNAUDITED QUARTERLY FINANCIAL DATA:

(Amounts in thousands, except per share data)

1994                                                            QUARTER ENDED
----                                            MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
Income                                          $   331     $   138      $    13        $  1,234
Costs and expenses                                2,862       2,696        2,245           3,630
Equity in loss of affiliate                        (850)       (490)      (1,845)        (25,109)(1)
Loss from continuing operations                  (2,232)     (2,011)      (2,691)        (27,416)
Income (loss) from discontinued
  operations                                       (397)      3,456        3,538          48,224 (2)
Net income (loss)                                (2,629)      1,445          847          20,808
Per common share:
  Loss from continuing operations                  (.43)       (.30)        (.40)          (4.22)
  Net income (loss)                                (.51)        .23          .15            3.24


1993                                                            QUARTER ENDED
----                                            MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
Income                                          $   809     $   430      $   281        $   440
Costs and expenses                                2,315       2,213        2,143          2,284
Equity in earnings (loss)
  of affiliate                                      425         850       (1,175)        (3,955)
Loss from continuing operations                    (714)       (616)      (2,004)        (3,827)
Income (loss) from discontinued
  operations                                       (845)      2,335        2,011          1,021
Net income (loss)                                (1,559)      1,719            7         (2,806)
Per common share:
  Loss from continuing operations                  (.14)       (.08)        (.39)          (.74)
  Net income (loss)                                (.30)        .29          .00           (.54)

(1) Includes an impairment loss on the Company's investment in affiliate of $19,396,000.
(2)   Net of tax gain from sale of discontinued operations.

                       Report of Independent Accountants

Board of Directors and Shareholders
GIANT GROUP, LTD.

We have audited the accompanying consolidated balance sheets of GIANT GROUP, LTD. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Rally's Hamburgers, Inc. for the years ended December 31, 1994, 1993, or 1992, the investment in which is accounted for by the equity method. The Company's equity in Rally's net assets of $25,497,000 and $23,702,000 at December 31, 1994, and 1993,
respectively, and equity of $(8,463,000), $(3,275,000)and $3,751,000 in the net
income (loss) of Rally's for the years ended December 31, 1994, 1993 and 1992, respectively, are included in the accompanying financial statements. Those financial statements of Rally's were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the aforementioned amounts included for Rally's, is based upon the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, two class action lawsuits have been filed against Rally's in which the Company is named as an additional defendant, the outcome of which is uncertain at this time. Accordingly, no provision for any liability that may result upon adjudication has been made in the financial statements of either Rally's or the Company. The report of Rally's auditors referred to above also includes an explanatory paragraph with respect to this matter.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postretirement health benefits in 1993.

Coopers & Lybrand LLP

Philadelphia, Pennsylvania
March 10, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None.



                                    PART III


ITEMS 10, 11, 12 and 13.
        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS.


      The information required by these items, other than information set forth in this Form 10-K under Item I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Report:
  (1) The following financial statements and schedules of the Company's 48% owned investee, Rally's Hamburgers, Inc., are attached:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 2, 1994 AND JANUARY 1, 1995
              (In thousands, except shares and per share amounts)

                                                                                            JANUARY 2,       JANUARY 1,
                                                                                              1994             1995
                                                                                          -------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents (Note 1)                                                  $    4,071       $    2,707
      Investments (Note 5)                                                                    13,107            4,085
      Royalties receivable, net of a reserve for doubtful accounts of
        $169 and $402 at January 2, 1994 and January 1, 1995, respectively (Note 4)              872            1,016
      Accounts and other receivables, net of a reserve for doubtful accounts of $90
        and $176 at January 2, 1994 and January 1, 1995, respectively (Note 4)                 2,612            3,893
      Inventory, at lower of cost or market (Note 1)                                             929              943
      Current portion of notes receivable, including $108 from related parties at
        January 2, 1994 and January 1, 1995 (Note 4)                                             348              250
      Prepaid expenses and other current assets                                                3,064            1,382
                                                                                          ----------       ----------
            Total current assets                                                              25,003           14,276

Assets held for sale (Note 3)                                                                  7,537           10,930
Net property and equipment, at historical cost (Notes 1, 2, 6 and 9)                         121,113          114,948
Notes receivable, less current portion, including $312 and $197 from related
      parties at January 2, 1994 and January 1, 1995, respectively (Note 4)                      848              441
Intangible and other assets, less accumulated amortization and reserves of $2,448
      and $7,984 at January 2, 1994 and January 1, 1995, respectively (Notes 1 and 2)         30,896           30,760
                                                                                          ----------       ----------
            Total assets                                                                    $185,397         $171,355
                                                                                          ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                    $    8,473        $   8,263
      Accrued liabilities (Note 7)                                                             8,892           10,089
      Note payable (Note 2)                                                                    2,175              -
      Current maturities of long-term debt and obligations under capital leases
        (Notes 9 and 10)                                                                       3,968            2,494
      Deferred income taxes (Note 11)                                                            312              -
      Accrued income taxes (Note 11)                                                             269              230
                                                                                          ----------       ----------
            Total current liabilities                                                         24,089           21,076

Deferred income taxes (Note 11)                                                                1,212             -
Senior notes, net of discount of $1,010 and $897 at January 2, 1994 and
      January 1, 1995, respectively (Notec 8)                                                 83,990           84,103
Long-term debt, less current maturities (Note 9)                                               4,023            2,105
Obligations under capital leases, less current maturities (Note 10)                            5,803            5,439
Other liabilities                                                                              3,753            5,145
                                                                                          ----------       ----------
            Total liabilities                                                                122,870          117,868
                                                                                          ----------       ----------

Commitments and contingencies (Notes 2, 8, 9 and 10)

Shareholders' equity (Notes 1, 2 and 12):
Common stock, $.10 par value, 25,000,000 shares authorized, 13,268,000 and 15,837,000
      shares issued at January 2, 1994 and January 1, 1995, respectively                       1,327            1,584
Additional paid-in capital                                                                    50,634           60,610
Less:  Treasury shares, 239,000 at January 2, 1994 and January 1, 1995                       (2,009)           (2,009)
Retained earnings (deficit)                                                                   12,575          (6,698)
                                                                                          ----------       ----------
            Total shareholders' equity                                                        62,527           53,487
                                                                                          ----------       ----------
            Total liabilities and shareholders' equity                                      $185,397         $171,355
                                                                                          ==========       ==========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED JANUARY 3, 1993, JANUARY 2, 1994, AND JANUARY 1, 1995
                    (In thousands, except per share amounts)


                                                                                            FISCAL YEARS ENDED
                                                                               ---------------------------------------------
                                                                               JANUARY 3,        JANUARY 2,       JANUARY 1,
                                                                                  1993              1994             1995
                                                                               ----------        ----------       ----------
REVENUES:
      Restaurant sales                                                          $112,894          $165,829         $178,476
      Royalty fees                                                                 6,579             7,674            7,294
      Franchise fees                                                                 475               571              328
      Area development fees                                                          700               272              220
                                                                                --------          --------         --------
            Total revenues                                                       120,648           174,346          186,318
                                                                                --------          --------         --------

COSTS AND EXPENSES:
      Restaurant costs of sales                                                   39,148            58,345           62,518
      Restaurant operating expenses exclusive of depreciation and amortization
        and other operating expenses shown separately below                       43,095            70,504           77,292
      General and administrative expenses                                         11,768            18,344           18,848
      Advertising and promotion expenses                                           6,203            11,589           10,898
      Depreciation and amortization                                                5,377            10,063           14,139
      Provision for restructuring program, other restaurant closures,
        and other charges (Note 3)                                                  -               12,551           17,259
                                                                                --------          --------         --------
             Total costs and expenses                                            105,591           181,396          200,954
                                                                                --------          --------         --------
Income (loss) from operations                                                     15,057            (7,050)         (14,636)
                                                                                --------          --------         --------
OTHER INCOME (EXPENSE):
      Interest expense                                                            (1,150)           (7,270)          (9,742)
      Interest income                                                                166             2,186              477
      Other                                                                          187               651             (354)
                                                                                --------          --------         --------
            Total other (expense)                                                   (797)           (4,433)          (9,619)
                                                                                --------          --------         --------

            Income (loss) before unusual item and income taxes                    14,260           (11,483)         (24,255)

Litigation settlement (Note 10)                                                     -                2,000             -
                                                                                --------          --------         --------

Income (loss) before income taxes                                                 14,260           (13,483)         (24,255)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 11)                                     4,981            (4,576)          (4,982)
                                                                                --------          --------         --------
            Net income (loss)                                                  $   9,279         $  (8,907)       $ (19,273)
                                                                               =========         =========        =========

Earnings (loss) per common and common equivalent share                         $    0.76         $   (0.67)       $   (1.42)
                                                                               =========         =========        =========

Weighted average shares outstanding                                               12,264            13,207           13,564
                                                                               =========         =========        =========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)



                                                                     Treasury Stock and
                                                                      Contingent Shares
                                            Common Stock(A)                  (A)
                                 ---------------------------------   -------------------   Additional  Retained
                                   Shares      Shares                                        Paid-In   Earnings     Total
                                 Authorized    Issued      Amount     Shares     Amount      Capital   (Deficit)    Equity
                                 ----------    ------      ------     ------     -------   ----------  ---------    -------
Balances at December 29, 1991      15,000      11,498      $1,150       (419)    $(2,879)     $26,155   $12,203     $36,629
Amendment to the Charter(B)        10,000           -           -          -           -            -         -           -
Issuance of common stock                -       1,022         102          -           -       14,244         -      14,346
Contingent shares earnout               -           -           -        132         638            -         -         638
Tax benefit of nonqualified
  stock options                         -           -           -          -           -          391         -         391
Net income                              -           -           -          -           -            -     9,279       9,279
                                   ------      ------      ------       ----      ------      -------  --------     -------
Balances at January 3, 1993        25,000      12,520       1,252       (287)     (2,241)      40,790    21,482      61,283

Issuance of common stock                -         235          24          -           -        1,314         -       1,338
Acquisitions (Note 2)                   -         513          51          -           -        8,475         -       8,526
Contingent shares earnout               -           -           -         48         232            -         -         232
Tax benefit of nonqualified
  stock options                         -           -           -          -           -           55         -          55
Net loss                                -           -           -          -           -            -    (8,907)     (8,907)
                                   ------      ------      ------       ----      ------      -------  --------     -------
Balances at January 2, 1994        25,000      13,268       1,327       (239)     (2,009)      50,634    12,575      62,527

Issuance of common stock (Note 1)       -       2,569         257          -           -        9,976         -      10,233
Net loss                                -           -           -          -           -            -   (19,273)    (19,273)
                                   ------      ------      ------       ----     -------      -------  --------     -------
Balances at January 1, 1995        25,000      15,837      $1,584       (239)    $(2,009)     $60,610  $ (6,698)    $53,487
                                   ======      ======      ======       ====     =======      =======  ========     =======

(A) On September 10, 1992, the Company effected a 3-for-2 stock split paid in the form of a 50% stock dividend for all shares then outstanding. The effect of this stock split has been reflected for all periods presented.

(B) On May 13, 1992, stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 25,000,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                          FISCAL YEARS ENDED
                                                             ------------------------------------------------
                                                             JANUARY 3,        JANUARY 2,          JANUARY 1,
                                                                1993              1994                1995
                                                             ----------        ----------          ----------
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                             $  9,279          $ (8,907)           $(19,273)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                5,377            10,063              14,139
    Provision for restructuring program, other
      restaurant closures and other charges                          -            12,551              17,259
    Provision for losses on receivables                            216               207                 377
    Other                                                           59               518                 568
    Changes in assets and liabilities net of effects
      from business combinations:
       (Increase) decrease in assets:
         Receivables                                              (233)           (1,633)             (1,810)
         Inventory                                                (191)             (187)                (14)
         Prepaid expenses and other current assets                (182)           (1,182)                752
       Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                5,518               132                 226
         Accrued income taxes                                     (431)             (732)                (39)
         Deferred income taxes                                   2,163            (1,490)             (1,524)
         Other liabilities                                        (569)              717              (1,824)
                                                              --------          --------            --------
          Net cash provided by operating activities             21,006            10,057               8,837
                                                              --------          --------            --------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  (Increase) decrease in investments                               (10)          (12,836)              9,022
  Notes receivable                                                 191               730                 429
  Preopening costs                                              (2,355)           (2,068)               (832)
  Capital expenditures                                         (31,612)          (56,805)            (19,808)
  Proceeds from the sale of property and equipment                   -                 -               2,525
  (Increase) in other assets                                    (2,310)           (8,245)             (3,999)
  Acquisition of businesses, net of cash acquired               (9,684)           (1,331)                  -
  Investment in Beaman                                            (132)             (990)             (1,836)
  Tax benefit of nonqualified stock options                        391                55                   -
                                                              --------          --------            --------
          Net cash used in investing activities                (45,521)          (81,490)            (14,499)
                                                              --------          --------            --------
CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
  Payment of organization and development costs                   (139)              (29)                 (4)
  Net borrowings (repayments) under line of credit               4,300            (8,500)                  -
  Proceeds from debt                                            12,104             2,631                   -
  Principal payments of debt                                    (9,009)           (3,791)             (5,538)
  Proceeds from the issuance of senior notes                         -            83,899                   -
  Proceeds from the issuance of common stock,
    net of costs of issuance                                    14,342             1,338              10,233
  Principal payments on capital lease obligations                 (392)             (493)               (393)
                                                              --------          --------            --------
          Net cash provided from financing activities           21,206            75,055               4,298
                                                              --------          --------            --------
          Net increase (decrease) in cash                       (3,309)            3,622              (1,364)

CASH AND CASH EQUIVALENTS, beginning of period                   3,758               449               4,071
                                                              --------          --------            --------
CASH AND CASH EQUIVALENTS, end of period                      $    449          $  4,071            $  2,707
                                                              ========          ========            ========



  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular dollars in thousands, except per share amounts)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A)      FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

                 The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". All significant intercompany accounts and transactions have been eliminated.

                 Rally's Hamburgers, Inc., Rally's of Ohio, Inc. and Self Service Drive Thru, Inc. own and operate Rally's restaurants in various states. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane. Rapid, Inc. was organized for the purpose of promoting the Rally's Hamburgers brand. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system.

                 On December 17, 1992, the Company (through its wholly-owned subsidiary MAC 1, Inc.) entered into an agreement for the acquisition of all the common stock of Beaman Corporation ("Beaman"). Beaman is a manufacturer of modular buildings and a supplier of Rally's modular restaurant buildings. At the date of the agreement, Beaman was in reorganization under Chapter 11 of the United States Bankruptcy Code. On January 19, 1994, the Bankruptcy Court approved the Beaman Plan of Reorganization giving the Company control of Beaman. On January 30, 1995, the Company sold all of the shares of common stock of Beaman for approximately $3.1 million, of which approximately $2.7 million has been paid in cash and the remainder will be paid pursuant to a non-interest bearing, unsecured promissory note with two equal payments due on January 30, 1997 and 1998. This sale resulted in a pre-tax loss of approximately $300,000. Rally's investment in Beaman at January 1, 1995 has been included under the caption Assets held for sale at its net realizable value in the accompanying consolidated financial statements.

         B)      REVENUE RECOGNITION

                 The Company recognizes franchise fees as income on the date a restaurant is opened, at which time the Company has performed its obligations relating to such fees. Area development fees are generated from the awarding of exclusive rights to develop, own and operate Rally's restaurants in certain geographic areas pursuant to an Area Development Agreement. Such fees are recognized as income on a pro rata basis as the restaurants are opened or upon the cancellation or expiration of an Area Development Agreement. Both franchise fees and area development fees are non-refundable. The Company also receives royalty fees from franchisees in the amount of 4% of each franchised restaurant's gross revenues, as defined in the Franchise Agreement. Royalty fees are recognized as earned.

         C)      PROPERTY AND EQUIPMENT

                 Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

         D)      INTEREST COSTS

             Interest costs incurred during the construction of restaurants are capitalized as a component of the cost of the restaurants and are amortized on a straight-line basis over the estimated useful lives of the restaurants. The amounts capitalized for the fiscal years ended January 3, 1993, January 2, 1994 and January 1, 1995 were approximately $230,000, $1.7 million and $490,000, respectively.

         E)      PRE-OPENING COSTS

             Pre-opening costs, including the cost of training, start-up supervision, uniforms and certain smallwares, are deferred and amortized over three months beginning with the restaurant's first full month of operation. Effective July 4, 1994, the Company revised its estimate of the future benefit period of costs associated with opening its new restaurants from 12 months to 3 months which the Company believes more closely matches the period benefited by such expenditures. The impact of the change for the year ended January 1, 1995, was an increase in amortization expense of approximately $286,000. Preopening costs are included under the caption Prepaid expenses and other current assets in the accompanying balance sheets.

         F)      INVENTORY

             Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

         G)      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           FISCAL YEAR ENDED
                                                              --------------------------------------------
                                                              JANUARY 3,       JANUARY 2,       JANUARY 1,
                                                                1993             1994             1995
                                                              ----------       ----------       ----------
             Interest paid (net of amount capitalized)          $1,080           $6,950           $9,760
             Income taxes paid                                   2,422            1,001              163
             Capital lease obligations incurred                  3,800              -                 -

             The purchase of the businesses described in Note 2 were recorded as follows:

                                               FISCAL YEAR ENDED
                                         ------------------------------
                                         JANUARY 2,          JANUARY 1,
                                            1994                1995
                                         ----------          ----------
             Assets acquired              $12,913               $ -
             Cash paid                     (1,229)                -
             Common stock issued           (8,526)                -
                                          -------               ----
             Net liabilities assumed      $ 3,158               $ -
                                          =======               ====

             For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at January 2, 1994 and January 1, 1995 were $1.5 million and $1.1 million, respectively.

         H)      EARNINGS (LOSS) PER SHARE

             Earnings (loss) per share are calculated based upon the weighted average shares and common equivalent shares outstanding during the periods.

      I)      INTANGIBLE AND OTHER ASSETS

            Intangible and other assets consist of the following:

                                                                  JANUARY 2,       JANUARY 1,        AMORTIZATION
                                                                    1994             1993              PERIODS
                                                                  ----------       ----------        ------------
            Goodwill                                               $13,329          $13,208          20-25 years
            Reacquired franchise rights, franchised
              restaurant conversion costs, location
              advantage, and other intangible assets
              (Note 2)                                              14,096           17,488          10-25 years
            Senior notes offering costs (Note 8)                     2,955            2,960            7 years
            Non-compete agreements                                   1,988            1,776           3-5 years
            Workers' compensation deposits                             -              1,785              N/A
            Organization and development costs                         445              449            5 years
            Other                                                      531            1,078           1-5 years
            Less accumulated amortization and reserves              (2,448)          (7,984)
                                                                   -------          -------
            Total                                                  $30,896          $30,760
                                                                   =======          =======

            Subsequent to its acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related markets undiscounted cash flows over the remaining life of the goodwill and other intangibles in measuring whether the goodwill and other intangibles are recoverable. At January 2, 1994, no such events or circumstances existed. At January 1, 1995, the Company reserved approximately $3.2 million of goodwill, territory rights and other intangible assets related to markets which the Company plans to franchise or divest in the near term (see Note 3). Based on these decisions, such amounts are not considered realizable based on the Company's policy.

      J)      RECLASSIFICATION

            Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended January 1, 1995. Such reclassifications had no effect on previously reported net income.


2.       ACQUISITIONS

                 In May 1994, the Company entered into an agreement for exchange of properties and waiver of certain rights with Checkers Drive-In Restaurants, Inc. pursuant to which it acquired, leased, or received an assignment for existing leases for five Checkers restaurants, converting them to Rally's restaurants, and an additional 13 existing Checkers restaurant locations. In exchange, Checkers acquired one Company-owned restaurant, two additional Company-owned Rally's locations and Rally's agreement to allow three Rally's franchisees operating 18 Rally's restaurants to sell such restaurants to Checkers. The agreement also settled certain claims of Checkers that Rally's had infringed in certain limited ways on Checkers trade dress. The acquisition of these restaurants and locations has been accounted for as a purchase. The purchase price of approximately $3.2 million has been allocated in the accompanying balance sheet as Net property and equipment (approximately $600,000) and as Intangible and other assets (approximately $2.6 million). The intangible and other asset amounts are being amortized over the initial term of the underlying leases, predominately ten years. This non-cash transaction has been excluded from the consolidated statement of cash flows.

                 On July 16, 1993, the Company acquired three Rally's restaurants operating in Bakersfield, California and three restaurants in development in Stockton and Fresno, California, from a franchisee in exchange for 100,000 shares of the Company's Common Stock, valued at approximately $1.4 million, plus cash consideration of approximately $1.0 million and the assumption of a secured note of approximately $300,000, to a bank bearing interest at prime plus 1/2%.

                 On January 8, 1993, the Company acquired West Coast Restaurants, a general partnership which operated seven Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in Los Angeles County, California. The transaction was consummated through the issuance of 413,000 shares of the Company's Common Stock, valued at $7.2 million, and cash of $266,000 in exchange for all of the common stock of the corporate general partners of West Coast Restaurants, the assumption of $2.2 million in notes payable to certain of West Coast Restaurants former partners and the assumption of approximately $750,000 in Other liabilities. The notes were subsequently paid on January 8, 1994.

                 The above acquisitions in California have been accounted for as purchases in 1993. The purchase price paid for the assets acquired and the liabilities assumed have been allocated in the accompanying balance sheet as Net property and equipment (approximately $4.5 million) and as intangible and other assets (approximately $8.6 million). The Other asset amounts include reacquired franchise and territory rights which are being amortized over 20 years.

                 The impact on operations of these acquisitions were not significant for any of the periods presented, and, therefore, proforma amounts are not presented giving effect to these acquisitions.

                 On June 12, 1992, the Company acquired substantially all of the assets of Zipps Drive Thru, Inc., and two affiliated corporations (Metro East Zipps, Inc. and Illinois Zipps Properties, Inc.), collectively referred to as "Zipps", for approximately $10.6 million and obtained a non-competition covenant from Zipps' founder, president and principal stockholder for $1.0 million. In addition, the Company assumed approximately $3.0 million of current liabilities of Zipps and Zipps' lease obligations, including capital lease obligations of $3.8 million. Zipps was the owner and franchisor of a 46-restaurant (29 company-operated and 17 franchised) chain of double drive-thru hamburger restaurants based in St. Louis, Missouri. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system.

                 The acquisition of Zipps was accounted for as a purchase. The purchase price for the assets acquired and liabilities assumed was allocated as Net property and equipment (approximately $8.3 million) and as other assets (approximately $11.3 million). Goodwill of $6.9 million is included in Intangible and other assets and is being amortized over 25 years.

                 Unaudited proforma information for the year ended January 3, 1993, has been provided below to reflect the impact on the Company's historical operations as if the Zipps acquisition had occurred at the beginning of fiscal 1992. The unaudited proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the Zipps acquisition occurred during the periods presented or of the future results of operations of the consolidated entities.


                                                 FISCAL YEAR ENDED
                                                  JANUARY 3, 1993
                                                 -----------------
            Revenue                                       $129,842
            Income from operations                          16,284
            Net income                                       9,829
            Earnings per share                                 .77
            Weighted average shares outstanding             12,817

3.  RESTRUCTURING PROGRAM, OTHER RESTAURANT CLOSURES, AND OTHER CHARGES

             Certain charges in fiscal 1994 and fiscal 1993 have aggregated and segregated into the caption "Restructuring program, other restaurant closures, and other charges" in the accompanying Statements of

         Operations. These charges represent the impact of management decisions which have been made over time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

                 In summary and chronologically, the decisions that have been reached in 1993 were to reduce the carrying value of certain underperforming assets in non-core markets ($.7 million) and to exit certain new markets and close certain other underperforming restaurants ($11.9 million); and in 1994 to abandon additional real estate development projects and certain investment in infrastructure ($5.3 million) and to abandon additional projects, infrastructure and franchise or otherwise dispose of up to 60 Company restaurants ($12.0 million).

                 See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Restructuring Program, Other Restaurant Closures, and Other Charges".

4.       RELATED PARTY TRANSACTIONS

         A)      ISSUANCE OF COMMON STOCK

            On August 24, 1994, the Company entered into a restricted common stock subscription agreement to sell to GIANT GROUP, LTD. (GIANT) 2,500,000 shares of its common stock for $10,000,000, or $4.00 per share, a modest premium to the then current market price of its common stock. Both companies obtained fairness opinions from investment banking firms. The Company and GIANT completed the transaction on October 25, 1994 and the Company subsequently issued the common shares. This transaction increased GIANT'S investment in Rally's from approximately 38% to approximately 47% of the Company's outstanding common stock. There is no limitation on the Company's use of these funds. The underlying shares of the Company's common stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable.

         B)      OTHER TRANSACTIONS

            The Company has dealt with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company. Such transactions are summarized below. Information with respect to related party rent is disclosed in Note 10. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contribution to it are included in the Advertising and promotion expenses in the consolidated statements of income.

                                                 FISCAL YEAR ENDED
                                              -----------------------
                                              JANUARY 2,   JANUARY 1,
                                                 1994         1995
                                              ----------   ----------
BALANCE SHEET AMOUNTS
---------------------
Royalties receivable                             $ 58         $227
Accounts receivable                               681          193
Interest receivable                                17           -
Notes receivable                                  420          305
Accounts payable                                  111          200
Note payable                                        6           -


                                           FISCAL YEAR ENDED
                                   ----------------------------------
                                   JANUARY 3,  JANUARY 2,  JANUARY 1,
                                      1993        1994        1995
                                   ----------  ----------  ----------
REVENUE AMOUNTS
---------------

                       Royalty fees              $2,098           $2,049           $2,129
                       Rental income                264              183              195
                       Interest income               14              100               93
                                                 ------           ------           ------
                                                 $2,376           $2,332           $2,417
                                                 ======           ======           ======
                       EXPENSE AMOUNTS
                       ---------------
                       Legal                     $  231           $  412           $  923
                       Other                         72              134               14
                                                 ------           ------           ------
                                                 $  303           $  546           $  937
                                                 ======           ======           ======

5.       INVESTMENTS

                 Excess funds are being invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal years beginning after December 15, 1993 and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. No net unrealized losses were reported for any period presented. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for the years ended January 3, 1993 and January 2, 1994. The provision for the year ended January 1, 1995 was $95,000. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

                 The carrying value and market value of investments at January 2, 1994 and January 1, 1995 were as follows:




                                                                                           GROSS        GROSS
                                                                                         UNREALIZED   UNREALIZED
                                                                             CARRYING     HOLDING      HOLDING       MARKET
                                                                              VALUE        GAINS        LOSSES        VALUE
                                                                             --------    ----------   ----------     -------
                       January 2, 1994:
                       ----------------
                       United States government and its agencies             $ 1,977        $ -         $ 24         $ 1,953
                       Corporate debt instruments                             11,130         166         105          11,191
                                                                             -------        ----        ----         -------
                       Total                                                 $13,107        $166        $129         $13,144
                                                                             =======        ====        ====         =======
                       January 1, 1995:
                       ----------------
                       United States government and its agencies             $ 3,131        $ -         $ -          $ 3,131
                       Corporate debt instruments                                954          -           -              954
                                                                             -------        ----        ----         -------
                       Total                                                 $ 4,085        $ -         $ -          $ 4,085
                                                                             =======        ====        ====         =======

                 The contractual maturities of those investments at January 1, 1995 were as follows:

                                                  CARRYING       MARKET
                                                   VALUE         VALUE
                                                  --------       ------
                           1995                    $3,131        $3,131
                           1999                       482           482
                           2000                       472           472
                                                   ------        ------
                                                   $4,085        $4,085
                                                   ======        ======

                 The proceeds from the sale of investments and related gross gains and losses for the twelve months ended January 2, 1994 and January 1, 1995 were as follows:

                        FISCAL YEAR ENDED
                 --------------------------------
                 JANUARY 2,            JANUARY 1,
                   1994                  1995
                 ----------            ----------

Proceeds from the sale of investments        $125,793      $ 17,798
Gross gains realized                              709           137
Gross losses realized                            (114)         (364)

6.       NET PROPERTY AND EQUIPMENT

                 Property and equipment consists of the following:

                                                                     FISCAL YEAR ENDED
                                                               -----------------------------
                                                               JANUARY 2,         JANUARY 1,
                                                                 1994               1995
                                                               ----------         ----------
                 Land                                           $ 18,224           $ 17,674
                 Buildings and leasehold improvements             70,698             76,433
                 Equipment, furniture and fixtures                49,334             52,144
                 Reserves for restructure and other closures      (4,912)            (9,007)
                                                                --------           --------
                                                                 133,354            137,244
                 Less accumulated depreciation                   (18,547)           (27,814)
                                                                --------           --------
                                                                 114,807            109,430
                                                                --------           --------
                 Property held under capital lease                 7,681              7,243
                 Less accumulated amortization                    (1,375)            (1,725)
                                                                --------           --------
                                                                   6,306              5,518
                                                                --------           --------
                 Net property and equipment                     $121,113           $114,948
                                                                ========           ========

7.       ACCRUED LIABILITIES

                 Accrued liabilities consist of the following:

                                                               JANUARY 2,         JANUARY 1,
                                                                 1994               1995
                                                               ----------         ----------
                 Payroll and payroll taxes                       $2,616             $ 2,429
                 Restructuring liabilities                        1,436                 600
                 Workers compensation                               726               1,231
                 Other                                            4,114               5,829
                                                                 ------             -------
                                                                 $8,892             $10,089
                                                                 ======             =======

8.       SENIOR NOTES

                 On March 9, 1993, the Company sold $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants which limit the Company's ability to obtain additional borrowings and its ability to pay dividends.

9.   LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                                             JANUARY 2,   JANUARY 15
                                                                                                                1994         1995
                                                                                                             ----------   ----------
          Notes payable to banks, maturing at various dates through September 30, 2000, secured by property and equipment, bearing interest ranging from 1/2% above prime to 11.16%.  The notes are payable in monthly principal and interest installments ranging from $848 to
            $41,033.                                                                                           $ 2,993      $ 2,388

          Notes payable to finance companies due at various dates through 1998, secured by certain equipment, bearing interest at rates ranging from 7.6%  to 9%.  The notes are payable in
            monthly principal and interest installments ranging from $2,951 to $11,707.                          3,157          915

          Note payable to company for acquisition of certain markets, secured by certain property and equipment, maturing November 30, 1998, bearing interest of 8.3%.  The note is payable in
            monthly principal and interest installments of $11,494.                                                548          468

          Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus 1/2%.  The notes are payable in principal installments of $6,432.
            Interest is payable monthly (see (i) below)                                                            650          338

          Unsecured note payable to a bank due June 6, 1994, bearing interest at 7.3%.                             115            -

          Unsecured note payable to company for acquisition of certain markets, due May 3, 1994, bearing
            interest at 7.3%.                                                                                       39            -
                                                                                                               -------      -------
                                                                                                                 7,502        4,109
          Less - Current portion                                                                                (3,479)      (2,004)
                                                                                                               -------      -------
                                                                                                               $ 4,023      $ 2,105
                                                                                                               =======      =======

                 At January 1, 1995, the prime rate was 8.5%. The weighted average interest rate on short-term borrowings for the years ended January 2, 1994 and January 1, 1995 were 6.5% and 7.7%, respectively. This rate was computed by using the daily weighted average borrowings for each period. There were no short-term borrowings in the year ended January 3, 1993.

                 The following are the maturities of long-term debt for each of the next five years and thereafter:



                              Year
                              ----
                              1995                    $2,004
                              1996                       951
                              1997                       552
                              1998                       237
                              1999                       237
                           Thereafter                    128
                                                      ------
                                                      $4,109
                                                      ======

                 Included in "Current maturities" is certain mortgage financing related to properties expected to be sold within the next fiscal year. The Company is also in default of certain covenants of this indebtedness; however, such defaults do not accelerate payment. Terms of such agreements do require that proceeds be utilized to first liquidate balances outstanding. The Company is subject to certain restrictive covenants under its debt agreements.

         (i) Rally's Finance, Inc. ("RFI") entered into an agreement with a bank whereby RFI borrowed from time to time, from the bank and, in turn, loaned the amounts so borrowed to the Company's franchisees for purposes of financing equipment and/or modular buildings (the "Franchisee Loans"). RFI is presently charging prime plus

         1 1/2% to 2% on the Franchisee Loans. The Franchisee Loans are secured by the respective equipment and/or modular buildings. In November 1993, RFI converted this revolving credit to a term loan. RFI's note to the bank is secured by the Franchisee Loans, and by a guarantee by Rally's Hamburgers, Inc. RFI initial financing transactions have been excluded from the statement of cash flows.

10.      COMMITMENTS AND CONTINGENCIES

         (A)     LEASE COMMITMENTS

                The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Following is a schedule by year of future minimum lease commitments under all leases at January 1, 1995:


                  FISCAL YEAR                               CAPITAL LEASES           OPERATING LEASES
                  -----------                               --------------           ----------------
            1995                                               $ 1,089                   $ 7,785
            1996                                                 1,018                     7,578
            1997                                                   893                     7,123
            1998                                                   778                     6,560
            1999                                                   750                     6,158
            Thereafter                                           6,801                    32,572
                                                               -------                   -------
            Total minimum lease commitments                     11,329                   $67,776
                                                                                         =======
            Less amounts representing interest, discounted
              at rates ranging from 10% to 12%                  (5,400)
                                                               -------
            Present value of minimum lease payments              5,929
            Current portion of capital lease obligations          (490)
                                                               -------
            Long-term lease obligations                        $ 5,439
                                                               =======

            Rent expense consists of:

                                                                     FISCAL YEAR ENDED
                                                     --------------------------------------------------
                                                     JANUARY 3,          JANUARY 2,          JANUARY 1,
                                                        1993                1994                1995
                                                     ----------          ----------          ----------
            Minimum rentals - related parties          $  275              $  251              $  261
            Contingent rentals - related parties            6                  -                   -
            Minimum rentals - others                    2,398               4,817               6,514
            Contingent rentals - others                   135                 195                 136
                                                       ------              ------              ------
                                                       $2,814              $5,263              $6,911
                                                       ======              ======              ======

         (B)     OTHER COMMITMENTS

                The estimated cost of  completing capital projects currently committed or under construction at January 1, 1995, was approximately $600,000.

                The Company is contingently liable on certain franchisee lease commitments totaling approximately $800,000.

         (C)     LITIGATION

                On January 24, 1994, four shareholders of the Company (Jonathan
             Mittman, Steve and Dina Horowitz and John Hannan) brought suit against the Company, certain of its directors and executive officers, and certain others in the United States District Court for the Western District of Kentucky. The defendants named in the case are the Company, Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Charles W. Klausman, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, the Company's independent auditors. Binzel was subsequently dismissed from the action. The plaintiffs seek to represent a class of persons who purchased shares of the Company's Common Stock from July 20, 1992 to September 29, 1993. On February 14, 1994, Edward L. Davidson and Rich Sweeney filed a Complaint alleging claims essentially identical to those set forth in the Mittman action. Subsequent to the filing, the Edward L. Davidson and Rich Sweeney Complaint was consolidated with the Jonathan Mittman Complaint. On April 15, 1994, the Company filed a Motion to Dismiss and Motion to Stay Discovery. The Court has not yet ruled on the Motion to Dismiss and permitted only limited discovery.

            The suit claims that the defendants violated certain provisions of the federal securities laws by making material misstatements or omissions about, among other issues, the Company's financial condition, expansion plans and prospects for future success, which inflated the price of the Common Stock during the class period. The plaintiffs seek an unspecified amount of damages, attorneys' fees and other relief. The Company denies all allegations of wrongdoing made by the plaintiffs and intends to defend the suits vigorously. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material adverse effect on its results of operations or financial condition.

            On May 8, 1992, Zipps franchisees owning three restaurants in the Decatur, Illinois area ("Illinois Zipps Franchisees") filed suit in the Circuit Court of Madison County, Illinois ("Madison County Action") against Zipps, certain of its current and former executive officers and the Company. The complaint alleged that the defendants interfered with plaintiff's existing and prospective economic advantage and violated the Illinois Antitrust Act in connection with the Company's acquisition of Zipps which was proposed at the date of the complaint. The complaint further alleged that Zipps and its executive officers violated the Illinois Franchise Disclosure Act of 1987 by failing to update the Zipps Uniform Offering Circular with respect to certain items allegedly related to the acquisition. The complaint requests unspecified damages, rescission of the plaintiff's franchise agreements and the repurchase by Zipps of all Zipps units and sites presently owned or operated by the plaintiffs. The complaint has been amended to add ZDT Corporation ("ZDT") the Company's wholly-owned subsidiary, as a defendant, asserts breach of contract claims and an Illinois Franchise Act Disclosure claim against ZDT, and asserts liability against Rally's for the acts of ZDT pursuant to an alter ego claim. On January 4, 1995, the trial court dismissed the antitrust count against all defendants in the Madison County Action. The case is in the discovery stage and no trial date has been set. The Company believes that the allegations against it are without merit. The predecessor company (Zipps) and its controlling shareholder have agreed to indemnify the Company against losses, damages and expenses, exclusive of attorneys' fees, resulting to the Company in connection with certain aspects of the litigation. On December 1, 1992, ZDT filed an action against the Illinois Zipps Franchisees in U.S. District Court, Eastern District of Missouri, ("St. Louis, Missouri Action") seeking a declaratory judgment that the franchise agreements of the Illinois Zipps Franchisees were terminated as of December 3, 1992, that ZDT is not in material breach of its duties and obligations under such agreements, seeking payment of past due royalty fees from the Illinois Zipps Franchisees, seeking to enjoin the continued use of the Zipps service mark by the Illinois Zipps Franchisees and seeking to recover damages sustained by ZDT as a result of the continued use of such marks. Defendants in this action have counterclaimed for breach of contract against ZDT. An April 3, 1995 trial date has been set.

            In September 1993, the Company recorded a change of $2.0 million in connection with the litigation and settlement of a lawsuit with International Shortstop, Inc.

            The Company is involved in other litigation matters incidental to its business. With regard to the suits described in the first paragraph of this section, the Company is unable to determine whether a resolution adverse to the Company will have a material adverse effect on its results of operations or financial condition. With respect to other suits, management does not believe the litigation in which it is involved will have a material adverse effect upon its results of operations or financial condition.

11.      INCOME TAXES

                 The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS 109) prospectively as a change in accounting principle effective January 4, 1993. Due to the nature of the predominant cumulative differences in the Company's book and tax bases of assets and liabilities, which relate to items that were both timing differences under Accounting Principles Board Opinion 11, "Accounting for Income Taxes" (APB11), and temporary differences under SFAS 109, the cumulative impact of adoption was insignificant. Prior business combinations were not restated as either financial reporting and tax bases of acquired businesses were the same at inception or bases differences relate to goodwill. The asset and liability method contemplated by SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

                 The major components of the Company's computation of deferred tax assets and liabilities at January 2, 1994 and January 1, 1995 are as follows:

                                                           JANUARY 2,        JANUARY 1,
                                                              1994              1995
                                                           ----------        ----------
Excess of tax depreciation over book depreciation           $ 7,182            $11,994
Acquired intangibles with no tax basis                        2,520              2,303
Other                                                           990                 47
                                                            -------           -------
    Gross deferred tax liabilities                           10,692            14,344
                                                            -------           -------
Net operating loss carryforwards                                  -             8,885
Amounts accrued for financial reporting purposes
  not yet deductible for tax purposes                         4,720             6,890
Alternative minimum tax and targeted jobs tax
  credit carryforwards                                        2,602             1,181
Other                                                         1,846               834
                                                            -------           -------
    Gross deferred tax assets                                 9,168            17,790
Less valuation allowance                                          -             3,446
                                                            -------           -------
    Net deferred tax liability                              $ 1,524           $     -
                                                            =======           =======

                 The primary changes from January 2, 1994 in the components of the above assets and liabilities and, therefore, the deferred tax provision of approximately $1,524,000, relate to the Company's changes in business strategies, restructuring, and other restaurant closings (see Note 3) offset by current year tax depreciation in excess of book depreciation. The alternative minimum tax credit carryforward has no expiration. The net operating loss carryforwards will expire in 2009. The targeted jobs tax carryforward expires $118,000 in 2006, $184,000 in 2007, $200,000 in 2008, and $300,000 in 2009. A valuation allowance of $3,446,000 has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current year.

                 Income tax expense consists of the following:

                                                FISCAL YEAR ENDED
                                 --------------------------------------------------
                                 JANUARY 3,          JANUARY 2,          JANUARY 1,
                                    1993               1994                 1995
                                 ----------          ----------         -----------

Current                           $3,198              $   (76)            $(3,458)
Deferred                           1,783               (4,500)             (1,524)
                                  ------              -------             -------
Total tax (benefit) expense       $4,981              $(4,576)            $(4,982)
                                  ======              =======             =======

                 The amounts for the year ending January 2, 1994 and January 1, 1995, were computed in accordance with SFAS 109; the prior year presented was calculated in accordance with APB 11.

                 The primary components of deferred income tax provisions in prior years relate to the use of accelerated depreciation methods for income tax purposes and differences in the periods that area development and franchise fees are recognizable for financial reporting and tax purposes. Except for the effects of the reversal of its cumulative temporary differences and continued application of accelerated depreciation methods for tax purposes, the Company is not currently aware of any factors which would cause significant differences between taxable income and pre-tax book income in future years. However, there can be no assurances that there will be no significant differences in the future between taxable income and pre-tax book income if circumstances change.

                 A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:

                                                                                  FISCAL YEAR ENDED
                                                                    ------------------------------------------
                                                                     JANUARY 3,       JANUARY 2,     JANUARY 1,
                                                                        1993             1994           1995
                                                                     ----------       ----------     ----------
                 Provision (benefit) computed at statutory rate         $4,848          $(4,584)       $(8,247)
                 State and local income taxes, net of federal
                   income tax benefit                                      346              162            162
                 Valuation allowance                                        -                -           3,446
                 Other                                                    (213)            (154)          (343)
                                                                        ------          -------        -------
                                                                        $4,981          $(4,576)       $(4,982)
                                                                        ======          =======        =======

12.      STOCK OPTION PLANS

                 The Company currently has two stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan") and the 1990 Stock Option Plan for Non-Employee directors (the "Directors' Plan"). Options to purchase an aggregate of 3.8 million shares of the Company's common stock may be granted under these plans, at a price not less than the market value on the date of grant. Outstanding options expire either five years or ten years after grant depending on their grant date. Options are exercisable over various periods ranging from 30 months to five years after grant depending on their grant dates.

                 On August 26, 1994, the Board of Directors authorized an option exchange program, subject to shareholder approval, pursuant to which options to purchase 1,042,000 common shares at prices ranging from $8.00 to $21.50 per share were terminated. These options were reissued, subject to shareholder approval, at $4.125 per share, which was the closing price of the Company's common stock on August 26, 1994.

                 A summary of stock option transactions reflecting the stock option exchange program is as follows:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                            --------------------------------       ---------------------------------
                                                      OPTION PRICE                           OPTION PRICE
                                            SHARES     PER SHARE       TOTAL       SHARES      PER SHARE      TOTAL
                                            ------    ------------    -------      ------    -------------   -------
Options outstanding (exercisable) at
  December 29, 1991                         1,256     $2.67 - $9.33   $  7,281      550      $2.67 - $6.50   $ 3,095

Granted (became exercisable) in 1992          750     $5.83 - $21.50    11,923      324      $4.67 - $9.33     1,907
Exercised in 1992                            (152)    $2.67 - $6.50       (881)    (152)     $2.67 - $6.92      (881)
Terminated in 1992                            (61)    $5.83 - $6.50       (441)      (3)             $6.00       (21)
                                           ------                     --------     ----                      -------
Options outstanding (exercisable) at
  January 3, 1993                           1,793     $2.67 - $21.50    17,882      719      $2.67 - $9.33     4,100

Granted (became exercisable) in 1993          487     $9.75 - $21.00     6,507      421      $5.83 - $21.50    3,947
Exercised in 1993                            (224)    $2.67 - $12.33    (1,237)    (224)     $2.67 - $12.33   (1,237)
Terminated in 1993                           (146)    $5.29 - $21.00    (1,947)     (18)     $5.29 - $15.67     (127)
                                           ------                     --------     ----                      -------
Options outstanding (exercisable) at
  January 2, 1994                           1,910     $2.67 - $21.50    21,205      898      $2.67 - $21.50    6,683

Granted (became exercisable) in 1994        1,925     $2.875- $11.25    10,600      105      $5.83 - $21.50    1,257
Exercised in 1994                             (34)    $2.66 - $6.92       (169)     (34)     $2.66 - $6.92      (169)
Terminated in 1994                         (1,576)    $4.125- $21.50   (21,295)    (213)     $8.375- $21.50   (3,242)
                                           ------                     --------     ----                      -------
Options outstanding (exercisable) at
  January 1, 1995                           2,225     $2.67 - $6.50   $ 10,341      756      $2.67 - $6.50   $ 4,529
                                           ======                     ========     ====                      =======

13.      UNAUDITED QUARTERLY FINANCIAL DATA

                                                        FIRST           SECOND             THIRD            FOURTH
                                                       QUARTER          QUARTER           QUARTER           QUARTER
                                                       -------          -------           -------           -------
            FISCAL YEAR ENDED JANUARY 2, 1994
              Revenues                                 $36,873          $45,407           $46,900           $45,166
              Income (loss) from operations              2,440            4,834            (1,162)          (13,162)
              Net income (loss)                          1,416            2,606            (2,875)          (10,054)
              Earnings (loss) per share                    .11              .20              (.22)             (.77)

            FISCAL YEAR ENDED JANUARY 1, 1995
              Revenues                                 $42,805          $48,464           $48,959           $46,090
              Income (loss) from operations               (477)             884            (4,124)          (10,919)
              Net loss                                  (1,862)            (931)           (4,495)          (11,985)
              Loss per share                              (.14)            (.07)             (.34)             (.79)

14.      SUBSEQUENT EVENT

                 On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approximately $7.2 million, of which approximately $2.1 million was paid in cash and the remainder will be paid over the next six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $413,000 of notes payable and HRF's lease obligations, including capital lease obligations of approximately $1.3 million.
         HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton and Norfolk, Virginia area. The acquisition of HRF will be accounted for as a purchase in 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rally's Hamburgers, Inc.:

         We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1994 and January 1, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of January 2, 1994 and January 1, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995, in conformity with generally accepted accounting principles.

         As discussed further in Note 10, two class action suits have been filed against the Company, the outcomes of which are uncertain at this time. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 3, 1995

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                            ADDITIONS
                                                    -------------------------
                                     BALANCE AT     CHARGED TO     CHARGED TO
                                     BEGINNING      COSTS AND        OTHER                       BALANCE AT
                                       OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS     END OF YEAR
                                     ----------     ----------     ----------     ----------     -----------
Fiscal Year Ended January 3, 1993
  Accounts receivable                   $  8           $ -            $ -             $ -            $  8
  Royalties receivable                   423            216             -              568             71
                                        ----           ----           ----            ----           ----
                                        $431           $216           $ -             $568           $ 79
                                        ====           ====           ====            ====           ====

Fiscal Year Ended January 2, 1994
  Accounts receivable                   $  8           $ 82           $ -             $ -            $ 90
  Royalties receivable                    71            125             -               27            169
                                        ----           ----           ----            ----           ----
                                        $ 79           $207           $ -             $ 27           $259
                                        ====           ====           ====            ====           ====

Fiscal Year Ended January 1, 1995
  Accounts receivable                   $ 90           $ 86           $ -             $ -            $176
  Royalties receivable                   169            291             -               58            402
                                        ----           ----           ----            ----           ----
                                        $259           $377           $ -             $ 58           $578
                                        ====           ====           ====            ====           ====

(2)  EXHIBITS

Exhibit
  No.        Description of Exhibit
-------      ----------------------
3.1.1      Restated Certificate of Incorporation of the Company, as amended through May 21, 1987
           (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.2      Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated
           June 1, 1990 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1990, and incorporated herein by reference).

3.1.3      Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated
           November 9, 1992 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated
           November 10, 1992, and incorporated herein by reference).

3.1.4*     Certificate of Amendment to Restated Certificate of Incorporation, dated May 9, 1994.

3.2        By-laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

4.1.1      Indenture, together with Form of Note, dated as of April 15, 1985 between the Company and
           Manufacturers Hanover Trust Company, as trustee, for 14.5% Subordinated Notes due 1995 (filed as Exhibit 4(a) to the Company's Registration Statement on Form S-2
           (Registration No. 2-96654), and incorporated herein by reference).

4.1.2*     Satisfaction and discharge of 14.5% Subordinated Notes due April 15, 1995.

4.2.1      Indenture, together with Form of Note, dated as of April 15, 1986, between the Company and
           National Westminster Bank, USA, as trustee, for 7% Convertible Subordinated Debentures due
           2006  (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1986, and incorporated herein by reference).

4.2.2*     Discharge of the Company's 7% Convertible Subordinated Debentures.

10.1.1     1985 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for the
           1986 Annual Meeting of Stockholders (the "1986 Proxy Statement"), and incorporated herein by reference).

10.1.2*    1985 Non-Qualified Stock Option Plan, as amended.

10.2.1     Stock Purchase Agreement, dated April 12, 1990, by and among KCC Delaware Company, a Delaware corporation, Golden State Newsprint Company, Inc., a Delaware corporation, and Smurfit International
           B.V., a Netherlands corporation ("Smurfit International") (filed as
           Exhibit 1 to the Company's Current Report on Form 8-K, dated May 8, 1990, and incorporated herein by reference).

Exhibit
  No.        Description of Exhibit
-------      ----------------------
10.2.2     Guaranty, dated April 12, 1990, executed by the Company in favor of Smurfit International (filed as
           Exhibit 2 to the Company's Current Report on Form 8-K, dated May 8, 1990, and incorporated herein by reference).

10.3       Employment Agreement dated July 24, 1993, between the Company and Burt Sugarman (filed as
           Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.4       Employment Agreement dated May 19, 1992, between Keystone Cement and Gary Pechota (filed as
           Exhibit 10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5.1     Loan and Security Agreement, dated November 23, 1993, between Giant Cement Company ("Giant Cement")and
           The CIT Group/Equipment Financing, Inc. ("CIT") (filed as Exhibit 1 to the Company's Current Report on
           Form 8-K,  dated November 30, 1993, and incorporated herein by reference).

10.5.2     Continuing Guaranty Agreement, dated November 23, 1993, from the Company to CIT (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.5.3     Stock Pledge Agreement, dated November 23, 1993, between the Company and CIT (filed as Exhibit 3 to the
           Company's Current Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.5.4     Collateral Value Maintenance Agreement, dated  November 23, 1993, between Giant Cement and CIT
           (filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.5.5     S.C. Mortgage, Security Agreement, and assignment of leases and rents, dated  November 23, 1993, between Giant Cement and CIT (filed as Exhibit 5 to the Company's Current Report on Form 8-K, dated
           November 30, 1993, and incorporated herein by reference).

10.5.6     North Carolina Deed of Trust, Security Agreement and Assignment of Rents, dated November 23, 1993 among Giant Cement, CIT and William B. Stoebig, as Trustee (filed as Exhibit 6 to the Company's Current
           Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.5.7*    First Amendment to Loan and Security Agreement, dated October 6, 1994 between Giant Cement and CIT.

10.6.1     Credit Agreement, dated November 23, 1993, between Giant Cement and Keystone Cement Company
           ("Keystone Cement") and General Electric Capital Corporation ("GECC") (filed as Exhibit 7 to the
           Company's Current Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

Exhibit
  No.        Description of Exhibit
-------      ----------------------
10.6.2     Borrower Security Agreement, dated November 23, 1993, from Giant Cement  to GECC (filed as Exhibit 8 to the Company's Current Report on Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.6.3     Guarantee Agreement, dated November 23, 1993, among the Company, KCC Delaware Company, Keystone Cement,
           Giant Resource Recovery Company, Inc. and GECC (filed as Exhibit 9 to the Company's Current Report on
           Form 8-K, dated November 30, 1993, and incorporated herein by reference).

10.6.4*    First Amendment to Credit Agreement, dated as of September 29, 1994, among Giant Cement, Keystone Cement and GECC.

10.7       Tax Sharing and Indemnification Agreement, dated as of September 27, 1994 between the Company and
           Giant Cement Holding, Inc. ("GCHI") (filed as Exhibit 1 to the Company's Current Report on Form 8-K,
           dated October 14, 1994, and incorporated herein by reference).

10.8       Indemnification and Release Agreement, dated as of September 27, 1994, among the Company, KCC
           Delaware Company and GCHI (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated
           October 14, 1994 and incorporated herein by reference).

11*        Statement re: Computation of Per Share Earnings.

21*        List of Subsidiaries.

23.1 *     Consent of Coopers & Lybrand LLP

23.2 *     Consent of Arthur Andersen LLP

27*        Financial Data Schedules

(B)        REPORTS ON FORM 8-K:

           During the quarter ended December 31, 1994, the Company filed the following report on Form 8-K:

           For an event of October 6, 1994 to report on Item 2 the sale of Giant Cement Holding, Inc.

(C)        EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

           Described in Item 14 (a) (3)  of this Annual Report on From 10-K.

(D)        SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

           See Item 14 (a) (2) for financial statements for 50% or less owned persons and schedules included.

_________________________
* Filed herewith

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                           GIANT GROUP, LTD.
                                           -----------------
                                              Registrant



Date:  March 28, 1995                      By:     /s/Burt Sugarman
                                                   --------------------------
                                                   Burt Sugarman
                                                   Chairman

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 28, 1995                      By:     /s/ Burt Sugarman
                                                   --------------------------
                                                   Burt Sugarman
                                                   Chairman of the Board,
                                                   Chief Executive Officer

Date:  March 28, 1995                      By:     /s/Terry Christensen
                                                   ----------------------------
                                                   Terry Christensen
                                                   Director

Date:  March 28, 1995                      By:     /s/ Robert Wynn
                                                   -----------------------------
                                                   Robert Wynn
                                                   Director


Date:  March 28, 1995                      By:     /s/David Gotterer
                                                   ----------------------------
                                                   David Gotterer
                                                   Director

Date:  March 28, 1995                      By:     /s/Cathy Wood
                                                   ----------------------------
                                                   Cathy Wood
                                                   Vice President, Chief
                                                   Financial Officer

                                                                                     EXHIBIT INDEX
                                                                                     -------------

Exhibit
 No.             Description of Exhibit
-------
3.1.4      Certificate of Amendment to Restated Certificate of Incorporation, dated May 9, 1994.

4.1.2      Satisfaction and discharge of 14.5% Subordinated Notes due April 15, 1995.

4.2.2      Discharge of the Company's 7% Convertible Subordinated Debentures.

10.1.2     1985 Non-Qualified Stock Option Plan, as amended.

10.5.7     First Amendment to Loan and Security Agreement, dated October 6, 1994 between Giant Cement and CIT.

10.6.4     First Amendment to Credit Agreement, dated as of September 29, 1994, among Giant Cement, Keystone Cement and GECC.

11         Statement re: Computation of Per Share Earnings.

21         List of Subsidiaries.

23.1       Consent of Coopers & Lybrand LLP

23.2       Consent of Arthur Andersen LLP

27         Financial Data Schedules