Form 10-Q
period 1995-03-31
GIANT GROUP LTD
filed 1995-05-15
CIK 41296

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                   TO                  .

      COMMISSION FILE NUMBER:  1-4323

                               GIANT GROUP, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                              23-0622690
                   (STATE OR OTHER                        (I.R.S. EMPLOYER
                    JURISDICTION OF                     IDENTIFICATION NO.)
                    INCORPORATION)

        150 EL CAMINO DRIVE, SUITE 303, BEVERLY HILLS, CALIFORNIA 90212.
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 273-5678

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

                 COMMON STOCK, $.01 PAR VALUE 5,119,726 SHARES
    (NOT INCLUDING 1,846,000 SHARES HELD BY THE COMPANY AS TREASURY SHARES)

- - --------------------------------------------------------------------------------

                               GIANT GROUP, LTD.

                                     INDEX

PART I  FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
Item 1.     Financial Statements
            Condensed Consolidated Statements of Operations -- Three-Month Periods
            Ended March 31, 1995 and 1994............................................       3
            Condensed Consolidated Balance Sheets -- March 31, 1995 and December 31,
            1994.....................................................................       4
            Condensed Consolidated Statements of Cash Flows -- Three-Month Periods
            Ended March 31, 1995 and 1994............................................       5
            Notes to Consolidated Financial Statements...............................     6-7
            Management's Discussion and Analysis of Financial Condition and Results
Item 2.     of Operations............................................................     8-9
PART II  OTHER INFORMATION
Item 1.     Legal Proceedings........................................................      10
Item 6.     Exhibits and Reports on Form 8-K.........................................      10
            (a) Exhibits.............................................................      10
            (b) Report on Form 8-K...................................................      10

                               GIANT GROUP, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                         THREE-MONTHS ENDED
                                                                  ---------------------------------
                                                                  MARCH 31, 1995     MARCH 31, 1994
                                                                  --------------     --------------
Revenue:
  Investment income.............................................   $  1,107,000       $    326,000
  Other income..................................................          3,000              5,000
                                                                  --------------     --------------
          Total revenue.........................................      1,110,000            331,000
                                                                  --------------     --------------

Costs and expenses:
  General and administrative....................................        920,000            916,000
  Interest expense..............................................         43,000          1,235,000
  Loss on investments...........................................             --            614,000
  Depreciation..................................................         90,000             97,000
                                                                  --------------     --------------
                                                                      1,053,000          2,862,000
                                                                  --------------     --------------
Equity in loss of affiliate.....................................     (1,671,000)          (850,000)
                                                                  --------------     --------------

Loss from continuing operations before income taxes.............     (1,614,000)        (3,381,000)
Income tax expense (credit).....................................             --         (1,149,000)
                                                                  --------------     --------------
Loss from continuing operations.................................     (1,614,000)        (2,232,000)
Loss from discontinued operations, net of income taxes..........             --           (397,000)
                                                                  --------------     --------------
  Net loss......................................................   $ (1,614,000)      $ (2,629,000)
                                                                   ============       ============

Per common share:
  Loss from continuing operations...............................   $       (.31)      $       (.43)
                                                                   ============       ============
Net loss........................................................   $       (.31)      $       (.51)
                                                                   ============       ============

Weighted average common shares..................................      5,180,000          5,180,000

          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     DECEMBER 31,
                                                                  MARCH 31, 1995         1994
                                                                  --------------     ------------
ASSETS
Current assets
  Cash and cash equivalents.....................................   $ 41,164,000      $ 23,472,000
  Marketable securities.........................................      5,372,000        47,501,000
  Prepaid expenses and other current assets.....................        955,000           690,000
                                                                  -------------      ------------
          Total current assets..................................     47,491,000        71,663,000
Investment in affiliate.........................................     23,826,000        25,497,000
Property, plant and equipment, net..............................      3,515,000         3,570,000
Other assets....................................................             --           165,000
                                                                  -------------      ------------
          Total assets..........................................   $ 74,832,000      $100,895,000
                                                                   ============      ============

LIABILITIES
Current liabilities
  Short-term borrowings.........................................   $         --      $  1,917,000
  Accounts payable and accrued expenses.........................        462,000         1,251,000
  Income taxes payable..........................................      3,197,000        25,435,000
  Current maturities of long-term debt..........................        207,000           193,000
                                                                  -------------      ------------
          Total current liabilities.............................      3,866,000        28,796,000
  Long-term debt, net of current maturities.....................      1,612,000         1,623,000
  Deferred income taxes.........................................        730,000           534,000
                                                                  -------------      ------------
          Total liabilities.....................................      6,208,000        30,953,000
                                                                  -------------      ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 12,500,000 shares,
  issued 6,966,000 shares.......................................         69,000            69,000
Capital in excess of par value..................................     33,508,000        33,508,000
Unrealized holding gains on marketable securities...............        296,000                --
Retained earnings...............................................     50,514,000        52,128,000
                                                                  -------------      ------------
                                                                     84,387,000        85,705,000
Less common stock in treasury; 1,786,000 shares, at cost........     15,763,000        15,763,000
                                                                  -------------      ------------
          Total shareholders' equity............................     68,624,000        69,942,000
                                                                  -------------      ------------
          Total liabilities and shareholders' equity............   $ 74,832,000      $100,895,000
                                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                       1995            1994
                                                                    -----------     -----------
Operations:
  Net loss........................................................  $(1,614,000)    $(2,629,000)
  Loss from discontinued operations...............................           --         397,000
  Depreciation....................................................       90,000          97,000
  Loss on investments.............................................           --         614,000
  Equity in loss of affiliate.....................................    1,671,000         850,000
  Amortization of deferred charges and other......................           --          46,000
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets.......................     (265,000)       (120,000)
  Other assets....................................................      165,000              --
  Accounts payable and accrued expenses...........................     (788,000)        744,000
                                                                    -----------     -----------
Net cash used by continuing operations............................     (741,000)         (1,000)
Net cash used by discontinued operations..........................           --      (2,169,000)
                                                                    -----------     -----------
          Net cash used by operations.............................     (741,000)     (2,170,000)
                                                                    -----------     -----------

Investing:
  Sales (purchases) of marketable securities, net.................   42,620,000        (738,000)
  Tax payments relating to discontinued operations................  (22,238,000)             --
  Purchase of property, plant and, equipment:
     Continuing operations........................................      (35,000)     (2,274,000)
     Discontinued operations......................................           --        (607,000)
                                                                    -----------     -----------
          Net cash provided (used) by investing...................   20,347,000      (3,619,000)
                                                                    -----------     -----------

Financing:
  Proceeds (repayment) of short-term borrowings:
     Continuing operations........................................   (1,917,000)        317,000
     Discontinued operations......................................           --       2,423,000
  Repayment of long-term debt.....................................        3,000         (38,000)
  Repayment of debt -- discontinued operations....................           --        (391,000)
                                                                    -----------     -----------
          Net cash provided (used) by financing...................   (1,914,000)      2,311,000
                                                                    -----------     -----------
          Increase (decrease) in cash and cash equivalents........   17,692,000      (3,478,000)
Cash and cash equivalents:
     Beginning of period..........................................   23,472,000       4,123,000
                                                                    -----------     -----------
     End of period................................................  $41,164,000     $   645,000
                                                                    ===========     ===========

Supplemental Information:
Cash paid for:
     Interest.....................................................  $    43,706     $   222,000
     Income taxes.................................................  $22,238,000     $    80,000

          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1995 and for the interim periods ended March 31, 1995 and 1994 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Operating results for the interim period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1994 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1994 Annual Report to Shareholders.

2. Cash Equivalents

     For the purpose of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. Government obligations.

3. Marketable Securities

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". No adjustment was required to reflect the adoption of the new standard. Investments in marketable equity securities, U.S. Government obligations and corporate bonds are considered available for sale. These investments are carried at market and adjustments for unrealized gains and losses, net of deferred taxes, are reported as a separate component of shareholders' equity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in investment income. The cost of securities sold is based on the specific identification method.

4. Investments in Affiliates

     Summarized financial information for Rally's Hamburgers, Inc. ("Rally's") the Company's 48% and 38% owned affiliate, respectively, follows:

                                                  THREE MONTHS ENDED     THREE MONTHS ENDED
                                                    APRIL 3, 1995          APRIL 2, 1994
                                                  ------------------     ------------------
        Revenues................................     $ 42,470,000           $ 42,805,000
        Operating loss..........................          993,000                477,000
        Net loss................................        3,509,000              1,862,000
        Company's share of loss.................        1,671,000                850,000
        (1994 includes amortization of excess
          purchase cost.)

5. Discontinued Operations

     On October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc.
(GCHI) through an initial public offering. The net proceeds of this transaction were $125,822,000 (net of $2,000,000 contributed to GCHI on the date of sale)

                               GIANT GROUP, LTD.

                                  (UNAUDITED)

resulting in a gain of $76,990,000 before income taxes of $28,767,000. At December 31, 1994 and March 31, 1995, a receivable of $200,000 related to income tax liabilities of GCHI, payable to the Company pursuant to their Tax Sharing Agreement, is included in other current assets.

     GCHI was engaged in the manufacture and sale of portland and masonry cements and construction aggregates, and its operating results for the quarter ended March 31, 1994 have been included as discontinued operations in the accompanying consolidated statements of operations and cash flows.

     Total operating revenue and operating loss attributable to GCHI for the quarter ended March 31, 1994 included in discontinued operations was $15,513,000 and $543,000, respectively.

6. Related Party Transactions

     In February 1995, the Company purchased $10,400,000 principal amount of Rally's 9.875% Senior Notes Due 2000 at an aggregate purchase price of $4,796,000. Investment income includes $237,000 relating to the Senior Notes.

7. Contingent Liabilities

     In January 1994, two class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, Burt Sugarman and the Company, and certain of Rally's other officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934 with respect to Rally's common stock and seeks unspecified damages. On April 15, 1994, Rally's filed a Motion to Dismiss and Motion to Stay Discovery. On April 5, 1995 the court struck certain provisions of the Complaint and denied the Plaintiff's Motion for Class Certification. The court also denied Rally's Motion to Dismiss. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company intend to defend themselves vigorously in this matter.

8. Subsequent Events

     In April 1995, the Company acquired 60,000 shares of its common stock for an aggregate purchase price of $348,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     Revenues for the three-month periods ended March 31, 1995 increased to $1,110,000 as compared to $331,000 in 1994. The increase resulted from a higher level of investments in cash equivalents and marketable securities in 1995, due to the sale of the Company's cement operations in October 1994 and the investment of the proceeds.

     Interest costs decreased for the quarter to $43,000 from $1,235,000 primarily as the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated Debentures and 14.5% Subordinated Notes.

     Equity in losses of the Company's 48% owned affiliate, Rally's increased from $850,000 in 1994 to $1,671,000 in 1995 as a result of the increase in Rally's losses in the first quarter of 1995 compared to 1994.

     The Company did not record a tax benefit in the first quarter of 1995 due to the equity in the loss of its affiliate, Rally's. These losses would have to be realized through the sale of Rally's common stock or future Rally's earnings in order for the Company to realize a tax benefit. The income tax benefits recorded in the first quarter of 1994 related to federal income taxes and were recorded at an estimated annual rate of 34%.

  Liquidity and Capital Resources

     The primary source of cash and equivalents has historically been generated from operations of the Company's cement business. Since the sale of the Company's cement operations, liquidity has been provided through investments and interest income from cash equivalents and marketable securities.

     Net cash used in operations for the three months ending March 31, 1995 was $741,000 compared to a use of $2,170,000 in the three months of 1994. The cash used in the first quarter of 1995 was primarily used to fund the operations of the Company and pay expenses which were accrued from the 1994 sale of the cement operations.

     Cash provided by investing activities was $20,347,000 for three months ending March 31, 1995, compared to cash used in 1994 of $3,619,000. The cash generated by investing activities in 1995 was due to the sale of marketable securities offset by the payment of income taxes in the amount of $22,238,000 relating to the profit on the sale of the Company's cement business. The remaining proceeds were used to purchase cash equivalents.

     Net cash used by financing activities was $1,914,000 in the three months ending March 31, 1995 compared to net cash provided in the three months of 1994 of $2,311,000. The cash used in 1995 by financing activities was for the repayment of short term borrowings.

     Since the sale of the cement operations, the Company has committed its resources and attention to identifying and evaluating strategic investment opportunities. The Company desires to acquire or invest in a company that will provide growth with a stability of earnings and cash flow. However, with the stock market at today's high level, finding good values or under-valued assets is difficult. The Company believes opportunities are in the marketplace but finding the right opportunity at a reasonable price requires patience and thorough research. The Company is not prepared to make quick investment decisions to simply redeploy capital, but will be diligent in finding the right investment.

     The Company believes its existing cash and investments are sufficient to meet its working capital needs for the foreseeable future.

                               GIANT GROUP, LTD.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- SEE NOTE 7 TO THE FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             During the quarter ended March 31, 1995, the Company did not file any reports on Form 8-K.

Items 2, 3, 4 and 5 are not applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GIANT GROUP, LTD. -- Registrant

                                          By: /s/  Cathy L. Wood
                                            ------------------------------------
                                              Cathy L. Wood
                                              Vice President & Treasurer
                                              Chief Financial Officer

Date:  May 11, 1995

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.          Description
- - -------        -----------

  27           Financial Data Schedule