Form 10-Q
period 1995-06-30
GIANT GROUP LTD
filed 1995-08-11
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the second quarter ended June 30, 1995


                               GIANT GROUP, LTD.

        150 El Camino Drive, Suite 303, Beverly Hills, California 90212

                 Registrant's telephone number: (310) 273-5678


                         Commission File Number: 1-4323

              I.R.S. Employer Identification Number: 23 - 0622690

                        State of Incorporation: Delaware


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
   1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes X
                                        ---


 On August 8, 1995, the latest practicable date, there were 5,120,249 shares of
                           Common Stock Outstanding.

                               GIANT GROUP, LTD.

                                     INDEX


PART I FINANCIAL INFORMATION

                                                                                                                  Page No.
Item 1.  Financial Statements                                                                                     --------

         Consolidated Statements of Operations - Three and Six-Month Periods Ended June 30, 1995 and 1994......       3

         Consolidated Balance Sheets - June 30, 1995 and December 31, 1994.....................................       4

         Consolidated Statements of Cash Flows - Six-Month Periods Ended June 30, 1995 and 1994................       5

         Notes to Consolidated Financial Statements............................................................       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................       9-10


PART II OTHER INFORMATION


Item 1.  Legal Proceedings.....................................................................................       11

Item 4.  Submission of Matters to a Vote of Security Holders...................................................       11

Item 6.  Exhibits and Reports on Form 8-K......................................................................       11

         (a) Exhibits..........................................................................................       11

         (b) Reports on Form 8-K...............................................................................       11

Signature .....................................................................................................       12



                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three and six-month periods ended June 30, 1995 and 1994
                                  (Unaudited)


                                          Three-Months Ended June 30     Six-Months Ended June 30
                                          --------------------------     ------------------------
                                             1995        1994 (1)          1995        1994 (1)
                                          ---------    -------------     -------     ------------
                                                              ($ In thousands)
Revenue:

   Investment income                         $  906           $  135     $ 2,013          $   461
   Other income                                   9                3          12                8
                                             ------           ------     -------          -------
          Total revenue                         915              138       2,025              469
                                             ------           ------     -------          -------
Costs and expenses:

   General and administrative                 1,032              982       1,952            1,898
   Interest expense                              41            1,165          84            2,400
   Loss on sale of investments                -                  448       -                1,062
   Depreciation                                  92              101         182              198
                                             ------           ------     -------          -------
                                              1,165            2,696       2,218            5,558
                                             ------           ------     -------          -------

Equity in loss of affiliate                    (611)            (490)     (2,282)          (1,340)

Loss before continuing operations
   before income taxes                         (861)          (3,048)     (2,475)          (6,429)
Income tax credit                             -               (1,037)      -               (2,186)
                                             ------           ------     -------          -------
Loss from continuing operations                (861)          (2,011)     (2,475)          (4,243)
Income from discontinued operations,
   net of income taxes                        -                3,456       -                3,059
                                             ------           ------     -------          -------
Net income (loss)                             ($861)          $1,445     ($2,475)         ($1,184)
                                             ======           ======     =======          =======
Primary earnings per common share:
   Loss from continuing operations           ($0.17)          ($0.31)     ($0.48)          ($0.82)
   Income from discontinued operations, net   -                 0.54       -                 0.59
                                             ------           ------     -------          -------

   Net income (loss)                         ($0.17)          $ 0.23      ($0.48)          ($0.23)
                                             ======           ======     =======          =======
Fully diluted earnings per common share:
   Loss from continuing operations           ($0.17)          ($0.23)     ($0.48)          ($0.82)
   Income from discontinued operations, net   -                 0.45       -                 0.59
                                             ------           ------     -------          -------
   Net income (loss)                         ($0.17)          $ 0.22      ($0.48)          ($0.23)
                                             ======           ======     =======          =======

                                                            (Shares in thousands)

Weighted average common shares:
   Primary                                    5,120            6,463       5,150            5,180
   Fully diluted                              5,120            8,691       5,150            5,180



(1) Reclassified to conform with the 1995 presentation.


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD
                          CONSOLIDATED BALANCE SHEETS


                                                          June 30, 1995   Dec. 31, 1994
                                                          -------------   -------------
                                                           (Unaudited)

                                                                 ($ in thousands)
ASSETS
Current assets
   Cash and cash equivalents                                    $29,055        $ 23,472
   Marketable securities                                         17,859          47,501
   Prepaid expenses and other current assets                        800             690
                                                                -------        --------
              Total current assets                               47,714          71,663

Investment in affiliate                                          23,215          25,497
Property, plant and equipment, net                                3,431           3,570
Other assets                                                      -                 165
                                                                -------        --------
              Total assets                                      $74,360        $100,895
                                                                =======        ========

LIABILITIES
Current liabilties
   Short-term borrowings                                        $ -            $  1,917
   Accounts payable and accrued expenses                            414           1,251
   Income taxes payable                                           3,469          25,435
   Current maturities of long-term debt                             212             193
                                                                -------        --------

              Total current liabilties                            4,095          28,796

Long-term debt, net of current maturities                         1,559           1,623
Deferred income taxes                                               955             534
                                                                -------        --------

              Total liabilties                                    6,609          30,953
                                                                -------        --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value;
  authorized 12,500,000 shares, issued 6,966,000 shares              69              69
Capital in excess of par value                                   33,508          33,508
Unrealized holding gains on marketable securities                   632          -
Retained earnings                                                49,653          52,128
                                                                -------        --------

                                                                 83,862          85,705

Less common stock in treasury; 1,846,000 shares
  at June 30 and 1,786,000 at December 31, at cost               16,111          15,763
                                                                -------        --------
              Total shareholders' equity                         67,751          69,942
                                                                -------        --------
              Total liabilities and shareholders' equity        $74,360        $100,895
                                                                =======        ========

          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the six-month periods ended June 30, 1995 and 1994
                                  (UNAUDITED)

                                                                1995          1994
                                                             ---------      --------
                                                                 ($ In thousands)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

 Operations:
 Net loss                                                     ($2,475)      ($1,184)
 Adjustments to reconcile net loss to net cash used by
   continuing operations:
     Loss from discontinued operations                         -             (3,059)
     Depreciation                                                 182           199
     Loss on sale of investments                               -              1,062
     Equity in loss of affiliate                                2,282         1,340
     Amortization of deferred charges and other                -                100
 Changes in operating assets and liabilties:
     Prepaid expenses and other current assets                   (110)       -
     Other assets                                                 165          (242)
     Accounts payable and accrued expenses                       (837)         (231)
     Income tax payable                                           272        -
                                                             --------       -------
 Net cash used by continuing operations                          (521)       (2,015)
 Net cash provided by discontinued operations                  -              2,290
                                                             --------       -------

         Net cash provided (used) by operating activities        (521)          275
                                                             --------       -------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

 Sales of marketable securities, net of purchases              30,695        15,577
 Tax payments relating to discontinued operations             (22,238)
 Purchase of property, plant and equipment:
     Continuing operations                                        (43)         (648)
     Discontinued operations                                   -             (3,670)
 Restricted investments - discontinued operations              -             (1,462)
                                                             --------       -------

         Net cash provided by investing activities              8,414         9,797
                                                             --------       -------

CASH FLOWS USED BY FINANCING ACTIVITIES:

 Proceeds (repayment) of short-term borrowings:
    Continuing operations                                      (1,917)      (14,273)
    Discontinued operations                                    -              2,700
 Purchase of treasury stock                                      (348)       -
 Repayment of long-term debt:
    Continuing operations                                         (45)          (86)
    Discontinued operations                                    -               (802)
                                                             --------       -------
         Net cash (used) by financing activities               (2,310)      (12,461)
                                                             --------       -------

         Increase (decrease) in cash and cash equivalents       5,583        (2,389)

 Cash and cash equivalents:
   Beginning of period                                         23,472         4,123
                                                             --------       -------
   End of period                                             $ 29,055       $ 1,734
                                                             ========       =======


          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations and the cash flows for the six-months ended June 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Operating results for the six-months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1994 Annual Report on Form 10-K.

    The results of operations and related cash flows for the three and six months ended June 30, 1994 have been restated to reflect the sale of the Company's wholly owned subsidiary as described in footnote 5.

2.  Cash Equivalents

    For the purpose of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. Government obligations.

3.  Marketable Securities

    In 1994, the Company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". No adjustment was required to reflect the adoption of the new standard. Investments in marketable equity securities, U.S. Government obligations and corporate bonds are considered available for sale. These investments are carried at market and adjustments for unrealized holding gains and losses, net of deferred taxes, are reported as a separate component of shareholders' equity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such interest and amortization is included in investment income. The cost of securities sold is based on the specific identification method.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.      Investments in Affiliates

        Summarized unaudited financial information for Rally's Hamburgers, Inc., the Company's 48% (1995) and 38% (1994) owned affiliate, is as follows:

                                             Three Months        Three Months          Six Months        Six Months
                                                Ended               Ended                Ended             Ended
                                             July 2, 1995        July 3, 1994         July 2, 1995      July 3, 1994
                                             ------------        ------------         ------------      ------------
        ($ in thousands)
        Revenues                                 $49,843             $48,464              $92,313           $91,269
        Operating income                           1,205                 884                  212               407
        Net loss                                  (1,244)               (931)              (4,753)           (2,793)
        Company's share of net loss              $  (611)            $  (490)             $(2,282)          $(1,340)



        In 1994, the Company's share of the net loss included the amortization of excess purchase cost.

5.      Discontinued Operations

        On October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. (GCHI) through an initial public offering. The net proceeds of this transaction were $125,822,000 (net of $2,000,000 contributed to GCHI on the date of sale) resulting in a gain of $76,990,000 before income taxes of $28,767,000. At June 30, 1995 and
        December 31, 1994, a receivable of $17,000 and $200,000 respectively, related to income tax liabilities of GCHI, payable to the Company pursuant to their Tax Sharing Agreement, is included in other current assets.

        GCHI was engaged in the manufacture and sale of portland and masonry cements and construction aggregates, and its operating results for the three and six-month periods ended June 30, 1994 have been included as discontinued operations in the accompanying consolidated statements of operations and cash flows.

        Total operating revenue and operating income attributable to GCHI for the three and six-month periods ended June 30, 1994 included in discontinued operations was $27,264,000 and $5,697,000 and $42,777,000 and $5,154,000, respectively.

6.      Earnings per Share

        Primary and fully diluted earnings per common share is based upon the weighted-average common shares outstanding during the respective periods, adjusted for the dilutive effect of outstanding common stock options and in 1994, convertible debt. Except for the three-months ended June 30, 1994, no adjustments for the dilutive effect of the common stock options and convertible debt were made.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.       Statement of Cash Flow Information

         Supplemental disclosures of cash flow information for the six-months ended June 30:

                 ($ in Thousands)                              1995                  1994
                                                               ----                  ----
                 Cash paid during the periods for:

                 Interest                                     $    84               $2,329
                 Income Taxes                                  22,364                   85


Supplemental schedule of non-cash investing activity for the six-months ended June 30, 1995:

                 ($ in Thousands)

                 The net appreciation of the Company's marketable securities resulted in the recording of the following non-cash transactions:

                 Marketable Securities             $1,053
                                                   ======

                 Deferred Taxes                    $  421
                 Unrealized Holding Gains             632
                                                   ------
                                                   $1,053
                                                   ======


8.      Related Party Transactions

        In February 1995, the Company purchased $10,400,000 principal amount of Rally's 9.875% Senior Notes Due 2000 ("Senior Notes") at an aggregate purchase price of $4,796,000. Investment income for the three and six-month periods ended June 30, 1995 includes $373,000 and $610,000 respectively, relating to the Senior Notes.


9.      Contingent Liabilities

        In January 1994, class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, Burt Sugarman and the Company, and certain of Rally's other officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934, among other claims with respect to Rally's common stock and seeks unspecified damages. On April 15, 1994, Rally's filed a Motion to Dismiss and Motion to Strike. On April 5, 1995 the court struck certain provisions of the Complaint but denied Rally's Motion to Dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' have renewed this motion, and defendants intend to oppose class certification. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company intend to defend themselves vigorously in this matter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations

         Revenues for the three and six-month periods ended June 30, 1995 and 1994 increased to $915,000 from $138,000 and $2,025,000 from $469,000, respectively. The increase resulted from a higher level of investments in cash equivalents and marketable securities in 1995, due to the sale of the Company's cement operations in October 1994 and the investment of the proceeds. However, revenues for the second quarter decreased $195,000 due to higher investments in equity securities compared to interest bearing short-term U.S. Government obligations.

         For the three and six months ended June 30, 1995 and 1994, interest costs decreased to $41,000 from $1,165,000 and to $84,000 from $2,400,000, respectively, primarily as the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated Debentures and 14.5% Subordinated Notes.

         For the three and six-months ended June 30, equity in losses in Rally's, the Company's owned affiliate (1995 - 48% and 1994 - 38%), increased to $611,000 and $2,282,000 in 1995 from $490,000 and
         $1,340,000 in 1994 as a result of the increase in Rally's losses.

         The Company did not record a tax benefit in the first quarter of 1995 due to the equity in the loss of its affiliate, Rally's. These losses would have to be realized through the sale of Rally's common stock or future Rally's earnings in order for the Company to realize a tax benefit. The federal income tax benefits for the six months ended June 30, 1994 were recorded at an estimated annual rate of 34%.

         Liquidity and Capital Resources

         The primary source of cash and equivalents has historically been generated from operations of the Company's cement business. Since the sale of the Company's cement operations, liquidity has been provided through investments and interest income from cash equivalents and marketable securities.

         Net cash used in operations for the six months ended June 30, 1995 was $521,000 compared to cash provided by operations of $275,000 in the six months of 1994. The cash use in the first six months of 1995 was primarily to fund the operations of the Company and pay expenses which were accrued from the 1994 sale of the cement operations.

         Cash provided by investing activities was $8,414,000 for the six months ended June 30, 1995 compared to cash provided by investing in 1994 of $9,797,000. The cash generated by investing activities in 1995 was due to the sales, net of purchases, of marketable securities offset by the payment of income taxes in the amount of $22,238,000 relating to the profit on the sale of the Company's cement business. The remaining proceeds were used to purchase cash equivalents and marketable securities.

         Net cash used by financing activities was $2,310,000 for the six months ended June 30, 1995 compared to net cash used by financing activities in 1994 of $12,461,000. The cash used in 1995 by financing activities was for the repayment of short-term borrowings and the purchase of treasury stock.

         The Company continues to investigate and research investment opportunities to redeploy the cash generated by the sale of the cement operations. As previously stated, the Company's desire is to acquire or invest in a company that will provide growth with a stability of earnings and cash flow. Numerous investment opportunities have been reviewed and analyzed by the Company's management. Management continues to make redeployment of its cash a priority.

         The Company is disappointed in the performance of its Rally's Hamburgers, Inc. investment. While Rally's management is working hard to return the company to profitability, there is no assurance that performance will improve over the near term or whether any further write down in the Company's investment will be necessary in the future.

         The Company believes its existing cash and investments are sufficient to meet its working capital needs for the foreseeable future.

                               GIANT GROUP, LTD.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         For information regarding legal matters, see Note 9 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and see
         Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)   On May 12, 1995, the Company held its 1995 Annual Meeting of
         Stockholders.

   (b)   Not Applicable.

   (c)   The stockholders approved the following matters:

         (1) A vote was conducted by ballot on the election of directors for the forthcoming year, and the nominees listed below received the vote of the holders of the number of shares of Common Stock as set forth below:



               Nominee                  For               Withhold Authority
               -------                  ---               ------------------
               Burt Sugarman            4,093,421         490,889
               Terry Christensen        4,138,653         445,657
               David Gotterer           4,138,459         445,851
               Robert Wynn              4,137,947         446,363

         (2) Coopers & Lybrand was ratified as the Company's independent auditors for fiscal 1995 (4,278,609 shares for, 301,190 against, 4,511 abstain).

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         11.  Earnings per share.

   (b)   Reports on Form 8-K

         During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.

         Items 2,3 and 5 are not applicable.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GIANT GROUP, LTD. - Registrant




                                         By:/s/ Cathy L. Wood
                                            ---------------------------
                                            Cathy L. Wood
                                            Vice President & Treasurer
                                            Chief Financial Officer





Date: August 8, 1995

                                EXHIBIT INDEX


                  Exhibit 11 - Earnings per share.

                  Exhibit 27 - Financial Data Schedule