Form 10-Q
period 1995-09-30
GIANT GROUP LTD
filed 1995-11-13
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the third quarterly period ended September 30, 1995

                                GIANT GROUP, LTD.

         150 El Camino Drive, Suite 303, Beverly Hills, California 90212

                  Registrant's telephone number: (310) 273-5678


                         Commission File Number: 1-4323

                I.R.S. Employer Identification Number: 23-0622690

                        State of Incorporation: Delaware

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X
                                         ---

On November 8, 1995, the latest practicable date, there were 5,057,735 shares of
                           Common stock outstanding.

                                GIANT GROUP, LTD.

                                      INDEX

PART I FINANCIAL INFORMATION

                                                                          Page No.
                                                                          --------
Item 1.  Financial Statements

              Consolidated Statements of Operations -
              Three and Nine-Month Periods Ended September 30, 1995
              and 1994..................................................     3

              Consolidated Balance Sheets - September 30, 1995
              and December 31, 1994.....................................     4

              Consolidated Statements of Cash Flows -
              Nine-Month Periods Ended September 30, 1995 and 1994......     5

              Notes to Consolidated Financial Statements................     6-8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     9-10

PART II OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     11

Item 6.  Exhibits and Reports on Form 8-K...............................     11

              (a) Exhibits

              (b) Reports on Form 8-K

Signature ...............................................................    12

PART 1. FINANCIAL INFORMATION
Item 1.   Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and nine-month periods ended September 30, 1995 and 1994
                                   (Unaudited)


                                                        Three-months ended           Nine-months ended
                                                   -----------------------        ------------------------
                                                    1995           1994(1)          1995           1994(1)
                                                   -------         -------        --------         -------
                                                                       ($ in thousands)
Revenue:

   Investment income                                  $853              $9          $2,866            $470
   Other income                                          6               4              18              12
                                                   -------         -------        --------         -------
          Total revenue                                859              13           2,884             482
                                                   -------         -------        --------         -------
Costs and expenses:

   General and administrative                          885           1,074           2,837           2,972
   Interest expense                                     23           1,042             107           3,442
   Loss on sale of investments                        --              --              --             1,062
   Depreciation                                         93             129             275             327
                                                   -------         -------        --------         -------
          Total costs and expenses                   1,001           2,245           3,219           7,803
                                                   -------         -------        --------         -------

Equity in loss of affiliate                         (8,207)         (1,845)        (10,489)         (3,185)
                                                   -------         -------        --------         -------
Loss from continuing operations
   before income taxes                              (8,349)         (4,077)        (10,824)        (10,506)
Income tax credit                                     --            (1,386)           --            (3,572)
                                                   -------         -------        --------         -------
Loss from continuing operations                     (8,349)         (2,691)        (10,824)         (6,934)
Income from discontinued operations,
  net of income taxes                                 --             3,538            --             6,597
                                                   -------         -------        --------         -------
Net income (loss)                                  ($8,349)           $847        ($10,824)          ($337)
                                                   =======         =======        ========         =======
Primary earnings per common share:
   Loss from continuing operations                  ($1.64)         ($0.40)         ($2.11)         ($1.34)
   Income from discontinued operations, net           --              0.55            --              1.27
                                                   -------         -------        --------         -------
   Net income (loss)                                ($1.64)          $0.15          ($2.11)         ($0.07)
                                                   =======         =======        ========         =======
Fully diluted  earnings per common share:
   Loss from continuing operations                  ($1.64)         ($0.31)         ($2.11)         ($1.34)
   Income from discontinued operations, net           --              0.46            --              1.27
                                                   -------         -------        --------         -------
   Net income (loss)                                ($1.64)          $0.15          ($2.11)         ($0.07)
                                                   =======         =======        ========         =======

                                                                    (Shares in thousands)

Weighted average common shares:
   Primary                                           5,104           6,483           5,119           5,180
   Fully diluted                                     5,104           8,691           5,119           5,180


(1) Reclassified to conform with the 1995 presentation.


          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       1995           1994
                                                                      --------       --------
                                                                   (Unaudited)

                                                                        ($ in thousands)
ASSETS
Current assets
   Cash and cash equivalents                                          $ 28,260       $ 23,472
   Short-term investments available for sale                            17,478         47,501
   Prepaid expenses and other current assets                             1,228            690
                                                                      --------       --------
                  Total current assets                                  46,966         71,663

Investment in affiliate                                                 15,008         25,497
Property, plant and equipment, net                                       3,356          3,570
Other assets                                                              --              165
                                                                      --------       --------
                  Total assets                                        $ 65,330       $100,895
                                                                      ========       ========

LIABILITIES
Current liabilities
   Short-term borrowings                                              $   --         $  1,917
   Accounts payable and accrued expenses                                   621          1,251
   Income taxes payable                                                  3,469         25,435
   Current maturities of long-term debt                                    198            193
                                                                      --------       --------
                  Total current liabilities                              4,288         28,796

Long-term debt, net of current maturities                                1,523          1,623
Deferred income taxes                                                      758            534
                                                                      --------       --------
                  Total liabilities                                      6,569         30,953
                                                                      --------       --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value;
  authorized 12,500,000 shares, issued 6,966,000 shares                     69             69
Capital in excess of par value                                          33,508         33,508
Unrealized holding gains on short-term investments                         337           --
Retained earnings                                                       41,304         52,128
                                                                      --------       --------
                                                                        75,218         85,705
Less common stock in treasury; 1,895,000 shares at September 30
  and 1,786,000 at December 31, at cost                                 16,457         15,763
                                                                      --------       --------
                  Total shareholders' equity                            58,761         69,942
                                                                      --------       --------
                  Total liabilities and shareholders' equity          $ 65,330       $100,895
                                                                      ========       ========


          See accompanying notes to consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                          1995            1994
                                                                        --------         -------
                                                                             ($ in thousands)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net loss                                                               ($10,824)          ($337)
  Adjustments to reconcile net loss to net cash used
   by continuing operations:
     Income from discontinued operations                                    --            (6,597)
     Depreciation                                                            275             327
     Loss on sale of investments                                            --             1,062
     Equity in loss of affiliate                                          10,489           3,185
     Amortization of deferred charges and other                             --               150
 Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                              (538)            589
     Other assets                                                            165            --
     Accounts payable and accrued expenses                                  (630)             73
     Income tax payable                                                      272            --
                                                                        --------         -------
 Net cash used by continuing operations                                     (791)         (1,548)
 Net cash provided by discontinued operations                               --             9,726
                                                                        --------         -------
         Net cash provided (used) by operating activities                   (791)          8,178
                                                                        --------         -------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
 Sales and maturities of short-term investments, net of purchases         30,584          15,577
 Tax payments relating to discontinued operations                        (22,238)           --
 Purchase of property, plant and equipment:
     Continuing operations                                                   (61)           (648)
     Discontinued operations                                                --            (5,845)
 Investment in affiliate                                                    --            (1,000)
 Restricted investments - discontinued operations                           --            (1,951)
                                                                        --------         -------
         Net cash provided by investing activities                         8,285           6,133
                                                                        --------         -------
CASH FLOWS USED BY FINANCING ACTIVITIES:
Repayment of short-term borrowings                                        (1,917)        (14,859)
Purchase of treasury stock                                                  (694)           --
Repayment of long-term debt:
    Continuing operations                                                    (95)           (130)
    Discontinued operations                                                 --            (1,230)
                                                                        --------         -------
         Net cash used by financing activities                            (2,706)        (16,219)
                                                                        --------         -------
         Increase (decrease) in cash and cash equivalents                  4,788          (1,908)

 Cash and cash equivalents:
   Beginning of period                                                    23,472           4,123
                                                                        --------         -------
   End of period                                                         $28,260          $2,215
                                                                        ========         =======


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and the cash flows for the three and nine-month periods ended September 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10- K. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1994 Annual Report on Form 10-K.

    The results of operations and related cash flows for the three and nine-month periods ended September 30, 1994 have been restated to reflect the sale of the Company's wholly owned subsidiary as described in Note 3.

2.   Investment in Affiliate

     Summarized unaudited financial information for Rally's Hamburgers, Inc., the Company's 48% (1995) and 38% (1994) owned affiliate, is as follows:

                                  Three-months       Three-months      Nine-months     Nine-months
                                      ended              ended           ended            ended
     ($ in thousands)            October 1, 1995    October 2, 1994  October 1, 1995  October 2, 1994
                                 ---------------    ---------------  ---------------  ---------------
     Revenues                       $  49,851        $  48,959        $ 142,164        $ 140,228
     Operating loss                   (14,803)          (4,124)         (14,591)          (3,717)
     Net loss                         (17,316)          (4,495)         (22,069)          (7,288)
     Company's non-cash share
      of net loss                   $  (8,207)       $  (1,845)       $ (10,489)       $  (3,185)

     In 1994, the Company's non-cash share of the net loss included the amortization of excess purchase cost.

     On August 24, 1994, the Company entered into a subscription agreement for the purchase of 2,500,000 shares of Rally's common stock at $4.00 per share for $10,000,000 of which $1,000,000 was paid upon signing the agreement and $9,000,000 was paid on October 25, 1994. This transaction increased the Company's ownership percentage in Rally's to 48%.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Discontinued Operations

         On October 6, 1994, KCC Delaware, a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. (GCHI) through an initial public offering. The net proceeds of this transaction were $125,822,000 (net of $2,000,000 contributed to GCHI on the date of sale), resulting in a gain of $76,990,000 before income taxes of $28,767,000.

         GCHI was engaged in the manufacture and sale of portland and masonry cements and construction aggregates, and its operating results for the three and nine-month periods ended September 30, 1994 have been included as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         At September 30, 1995 and December 31, 1994, a receivable of $4,000 and $200,000, respectively, related to income tax liabilities of GCHI, payable to the Company pursuant to their Tax Sharing Agreement, is included in other current assets.

         Selected financial information for discontinued operations is as follows:

                                       Three-months ended   Nine-months ended
                                       September 30, 1994   September 30, 1994
                                       ------------------   ------------------
       ($ in thousands)
       Revenues                             $ 26,575             $ 69,352
       Costs and expenses                     21,214               59,355
                                            --------             --------
                                               5,361                9,997
       Provisions for income taxes             1,823                3,400
                                            --------             --------
       Income from discontinued
       operations                           $  3,538             $  6,597
                                            ========             ========

4.     Earnings per Share

       Primary and fully diluted earnings per common share are based upon the weighted average common shares outstanding during the respective periods, adjusted for the dilutive effect of outstanding common stock options and in 1994, the Company's convertible debt. Except for the three-month period ended September 30, 1994, no adjustments for the dilutive effect of the common stock options and convertible debt were required.

5.     Statement of Cash Flow Information

       Supplemental disclosures of cash flow information for the nine-month periods ended September 30:

                 ($ in thousands)                              1995                    1994
                                                               ----                    ----
                 Cash paid during the periods for:

                 Interest                                     $   133                 $2,516
                 Income taxes                                  22,364                     85

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Statement of Cash Flow Information (cont.)

         Supplemental schedule of non-cash investing activity for the nine-month period ended September 30, 1995:

         The net appreciation of the Company's short-term investments resulted in the recording of the following non-cash transactions:

                          ($ in thousands)
                          Short-term investments         $561
                                                         ====

                          Deferred taxes                 $224
                          Unrealized holding gains        337
                                                         ----
                                                         $561
                                                         ====

6.      Related Party Transactions

        In February 1995, the Company purchased $10,400,000 principal amount of Rally's 9.875% Senior Notes Due 2000 (Senior Notes) at an aggregate purchase price of $4,796,000. Investment income for the three and nine-month periods ended September 30, 1995 includes $386,000 and $996,000, respectively, relating to the Senior Notes. These Senior Notes are classified as short-term investments available for sale in the Company's Consolidated Balance Sheet.

        In October 1995, the Company purchased an additional $2,413,000 principal amount of Senior Notes at an aggregate purchase price of $1,334,000. The Company may from time to time purchase additional Senior Notes depending on market conditions and other factors.

7.      Contingent Liabilities

        In January 1994, class action lawsuits were filed on behalf of the shareholders of Rally's Hamburgers, Inc. in the United States District Court, Western District of Kentucky, against Rally's, Burt Sugarman and the Company, and certain of Rally's other officers and directors. The Complaints allege violations of the Securities Exchange Act of 1934, among other claims with respect to Rally's common stock and seek unspecified damages. On April 15, 1994, Rally's filed a Motion to Dismiss and Motion to Strike. On April 5, 1995, the Court struck certain provisions of the Complaint but denied Rally's Motion to Dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' have renewed this motion, and defendants intend to oppose class certification. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company intend to defend themselves vigorously in this matter.

 8.     Subsequent Events

        In October 1995, the Company acquired 14,000 shares of its common stock for an aggregate price of $101,000.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Results of Operations

            Revenues for the three and nine-month periods ended September 30, 1995 and 1994 increased to $859,000 from $13,000 and $2,884,000 from
            $482,000, respectively. The increase resulted from a higher level of investments in cash equivalents and short-term investments in 1995 due to the investment of the proceeds from the sale of the Company's cement operations in October 1994.

            For the three and nine-month periods ended September 30, 1995 and 1994, interest costs decreased to $23,000 from $1,042,000 and to $107,000 from $3,442,000, respectively, primarily as the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated Debentures and 14.5% Subordinated Notes.

            For the three and nine-month periods ended September 30, non-cash equity in losses in Rally's, the Company's owned affiliate (1995 - 48% and 1994 - 38%), increased to $8,207,000 and $10,489,000 in 1995 from $1,845,000 and $3,185,000 in 1994 as a result of the increase in Rally's losses.

            The Company has not recorded a tax benefit in the first nine months of 1995 due to the non-cash equity in the loss of its affiliate. These losses would have to be realized through the sale of Rally's common stock or future Rally's earnings in order for the Company to realize a tax benefit. The federal income tax benefits for the three and nine-month periods ended September 30, 1994 were recorded at an estimated annual rate of 34%.

            Liquidity and Capital Resources

            At September 30, 1995, the Company had cash and short-term investments of $45,738,000 compared to $70,973,000 at December 31, 1994. At September 30, 1995 and December 31, 1994, the Company had working capital of $42,678,000 and $42,867,000 with current ratios of 11.0 to 1 and 2.5 to 1, respectively. The primary source of the Company's capital resources have historically been generated from operations of the Company's cement business. Since the sale of the Company's cement operations in October 1994, capital resources have been provided by the liquidation of short-term U.S. Government obligations and income from cash equivalents and short-term investments. Management believes that the Company's liquidity and capital resources are sufficient to cover both on a short and long-term basis, the day-to-day cash requirements, including debt service and the purchase of equipment.

            Net cash used by operations for the nine-month period ended September 30, 1995 was $791,000 compared to cash provided by operations of $8,178,000 in the nine months of 1994, which included $9,726,000 provided by discontinued operations. The cash used in the first nine months of 1995 was primarily to fund the daily cash operations of the Company and pay expenses which were accrued from the 1994 sale of the cement operations.

            Cash provided by investing activities was $8,285,000 for the nine-month period ended September 30, 1995 compared to cash provided by investing activities in 1994 of $6,133,000. The cash provided by investing activities in 1995 was due to the sales and maturities, net of purchases, of short-term investments offset by the payment of income taxes in the amount of $22,238,000 relating to the profit on the sale of the Company's cement business. The remaining proceeds were used to purchase equipment.

            Net cash used by financing activities was $2,706,000 for the nine-month period ended September 30, 1995 compared to $16,219,000 for the comparable period in 1994. The cash used in 1995 by financing activities was primarily for the repayment of short-term borrowings and the purchase of treasury stock.

            The Company's investment in Rally's Hamburgers, Inc. continues to be disappointing. Rally's reported a net loss of $17,316,000 and $22,069,000 for the three and nine-month periods ended October 1, 1995. Results for the third quarter included charges of $12,900,000 related principally to the planned closing of 25 poor performing restaurants and the planned divestment of excess real estate and modular buildings. These charges represent estimates by Rally's management and does not include the impact of recent authoritative literature on the accounting for impairment of long-lived assets. Rally's management is focusing on a plan to stem these losses. The Company's non-cash equity share in Rally's losses, although significant, will not affect the Company's liquidity.

            The Company continues to investigate and research investment opportunities to redeploy the cash generated by the sale of the cement operations. The Company's desire is to acquire or invest in a company that will provide growth with a stability of earnings and cash flow. Numerous investment opportunities have been reviewed and analyzed by the Company's management. It is the Company's intent to structure any investment in a manner that would provide sufficient ongoing liquidity to meet working capital needs through cash generated by appropriate financing, cash generated thru the investment and the liquidation of short-term securities.

 .

                                GIANT GROUP, LTD.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       For information regarding legal matters, see Note 7 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and see
       Item 3 Legal Proceedings as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 6.     Exhibits and Reports on Form 8-K

       (a)   Exhibits

             11.   Earnings per share.

             27.   Financial Data Schedules.

       (b)   Reports on Form 8-K

             During the quarter ended September 30, 1995, the Company did not file any reports on Form 8-K.

             Items 2,3,4 and 5 are not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GIANT GROUP, LTD. - Registrant

                                        By: \s\ Cathy L. Wood
                                           ---------------------------------
                                           Cathy L. Wood
                                           Vice President, Treasurer
                                           and Chief Financial Officer

Date: November 10, 1995