Form 10-K405
period 1995-12-31
GIANT GROUP LTD
filed 1996-03-28
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for calendar year ended December 31, 1995


                                GIANT GROUP, LTD.

         150 El Camino Drive, Suite 303, Beverly Hills, California 90212

                  Registrant's telephone number (310) 273-5678

                          Commission File Number 1-4323

                I.R.S. Employer Identification Number 23-0622690

                         State of Incorporation Delaware

                                                                             Name of Each Exchange
                                                       Title of Class          on Which Registered
                                                       --------------        ---------------------
Securities registered pursuant to 12(b) of the Act:    Common Stock,         New York
                                                       $.01 Par Value        Stock Exchange

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

                                         X
                                        ---

         As of March 6, 1996, 4,778,385 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price on the New York Stock Exchange on March 6, 1996 was $31.5 million.



                    Exhibit Index located at page 78 herein.

                               TABLE OF CONTENTS

PART I

         Item 1.  Business.

         Item 2.  Properties.

         Item 3.  Legal proceedings.

         Item 4.  Submission of matters to a vote of security holders.

PART II

         Item 5. Market for the registrant's common equity and related stockholder matters.

         Item 6.  Selected financial data.

         Item 7. Management's discussion and analysis of financial condition and results of operations.

         Item 8.  Financial statements and supplementary data.

         Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

PART III

         Item 10. Directors and executive officers of the registrant.

         Item 11. Executive compensation.

         Item 12. Security ownership of certain beneficial owners and management.

         Item 13. Certain relationships and related transactions.

PART IV

         Item 14. Exhibits, financial statement schedules and reports on Form
                  8-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation which was organized under the laws of the State of Delaware in 1913. GIANT is a holding company which has owned both majority and minority interests in various operating subsidiaries. Currently, GIANT directly owns 7,430,002 shares (approximately 48% of the amount outstanding) of the common stock of Rally's Hamburgers, Inc. ("Rally's") (NASDAQ:RLLY).

         On January 22, 1996, GIANT disclosed that it intends to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would own 79.9% of Rally's outstanding common stock. The exchange ratio is to be 4.5 shares of Rally's outstanding common stock for each share of GIANT preferred stock. The Exchange Offer will be made only by prospectus.

         From 1985 through October 1994, GIANT's major operating subsidiaries were Giant Cement Company ("Giant Cement") and Keystone Cement Company ("Keystone"), which manufactured portland and masonry cements sold to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors and state and local government agencies. From 1987 through October 1994, GIANT also owned Giant Resource Recovery Company, Inc. ("GRR"), which was a marketing agent for resource recovery services for Giant Cement. Effective October 6, 1994, KCC Delaware Company, Inc., a wholly owned subsidiary of GIANT, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. through an initial public offering ("IPO"). The net proceeds from the IPO were $125.8 million and resulted in a gain of $77 million before income taxes of $28.8 million. As a result of the transaction, GIANT has fully divested its cement and resource recovery operations.

NARRATIVE DESCRIPTION OF BUSINESS

         GIANT's assets consist primarily of cash and cash equivalents, short-term liquid investments and its investment representing approximately 48% of the outstanding common stock of Rally's. GIANT's short-term investments consist of corporate stocks and corporate bonds. GIANT has nine employees.

         GIANT's management is actively pursuing long-term investment opportunities to deploy the cash GIANT generated through the sale of the cement operations discussed above.

         GIANT, through its equity investment in Rally's, is involved in the operation and franchising of double drive-thru hamburger restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At March 6, 1996, the Rally's system included 481 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 238 Rally's-owned and 243 franchised restaurants. Rally's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. Rally's serves the drive-thru and take-out segments of the quick-service restaurant market. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

         Burt Sugarman, 57, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman has been Chairman of the Board of Rally's since November 1994, having served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. Mr. Sugarman is also a Director of Rally's.

         David Gotterer, 67, Vice Chairman and Director. Mr. Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Rally's.

         Cathy L. Wood, 48, Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Wood joined the Company in January 1995. Prior to joining the Company, Ms. Wood served in various capacities for Wherehouse Entertainment, Inc. ("Wherehouse"), a specialty retail chain, including Senior Vice President and Chief Financial Officer from 1993 to 1994. Wherehouse filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1995.

ITEM 2.  PROPERTIES.

         GIANT leases executive offices in Beverly Hills, California.

ITEM 3.  LEGAL PROCEEDINGS.

         Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, (Civ. No. C-94-0039-L-(CS)).

         This putative class action, purportedly on behalf of the stockholders' of Rally's, alleging certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's common stock was filed in the United States District Court for the Western District of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against GIANT, Rally's, certain Rally's present and former officers and directors and Rally's auditors. In this action, plaintiffs allege certain violations of the Securities Exchange Act of 1934, as amended , among other claims, with respect to Rally's common stock and are seeking an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other stockholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney
v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, (Civ. No. C-94-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman, et al. v. Rally's Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(CS)) (the "Mittman Actions").

         The Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified". The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. On April 15, 1994, Ms. Glaser and GIANT filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under Section 20 of the Securities Exchange Act of 1934, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture).

         Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties.

         Plaintiffs renewed their motion for class certification on or about July 31, 1995. Defendants filed in opposition to this motion on or about October 31, 1995. That motion is currently pending.

         On or about October 3, 1995, plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a Director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion on October 27, 1995. That motion is currently pending.

         The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

GIANT GROUP, LTD. v. William P. Foley, II, CKE Restaurants, Inc., Fidelity National Financial, Inc., William Davenport and Robert Martyn and related counterclaim entitled Fidelity National Financial, Inc. and William P. Foley, II
v. GIANT GROUP, LTD., Burt Sugarman, Terry Christensen, David Gotterer and Robert Wynn, (Case No. SACV 95-1095 LHM (EEx)).

         On or about December 19, 1995, GIANT filed an action (the "Foley Lawsuit") in the United States District Court for the Central District of California against William P. Foley, II ("Foley"), CKE Restaurants, Inc., Fidelity National Financial, Inc. ("Fidelity"), William Davenport and Robert Martyn (collectively, "defendants"). A First Amended Complaint was subsequently filed on January 3, 1996. The First Amended Complaint alleges claims for federal securities law violations, fraud, conspiracy, breach of fiduciary duty and breach of contract and seeks both injunctive relief and damages.

         This action arises from an attempted hostile takeover of Rally's and GIANT, Rally's largest stockholder, by Fidelity and Foley, who indirectly own and/or control "Carl's Jr.," a competing fast-food restaurant chain. GIANT's complaint alleges that defendants engaged in various unlawful activities in their bid for Rally's and GIANT, including trading on non-public confidential and/or insider information, misappropriating confidential and proprietary information from Rally's and GIANT, and violating the disclosure requirements of
Section 13(d) of the Securities Exchange Act of 1934. In particular, GIANT alleges that defendants violated the federal securities law by failing to identify all of the members of their "group" for purposes of disclosing the true extent of their holdings of GIANT, and by failing to disclose that the true purpose of their investment in GIANT is to obtain control of Rally's and GIANT, among other claims.

         In January 1996, Foley and Fidelity filed a counterclaim against GIANT and its directors, Burt Sugarman, Terry Christensen, David Gotterer and Robert Wynn, and subsequently amended their counterclaim to add additional allegations. Foley and Fidelity allege that GIANT's directors breached their fiduciary duties by adopting a stockholders rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. In addition, Foley and Fidelity allege claims for defamation against GIANT and one board member based on disclosures of the Foley Lawsuit in certain of GIANT's press releases. GIANT filed a motion to dismiss all counterclaims. In response to GIANT's motion, the court has required Foley and Fidelity to amend their counterclaim to attempt to cure the deficiencies raised by the motion to dismiss. The court stated that, "the Court will be inclined to consider the forthcoming Second Amended Counterclaims as counterclaim plaintiffs' last and strongest pleading. Therefore, if counterclaim defendants file a motion to dismiss the forthcoming Second Amended Counterclaims, and if warranted, the Court will dismiss any subject claims without leave to amend."
On March 22, 1996, Foley and Fidelity filed Second Amended Counterclaims. GIANT is currently filing a motion to dismiss.

         GIANT and its directors deny all wrongdoing and intend to vigorously defend themselves in this action. It is not possible to predict the outcome of these actions at this time.

Harbor Finance Partners v. GIANT GROUP, LTD., Burt Sugarman, Mary Hart, Michael
M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman, (Civ. Act. No. 14834).

         On February 13, 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, Mary Hart, Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman in the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages along with the rescission of the repurchase transaction.

         GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

Michael Shores, et al. v. Burt Sugarman, David Gotterer, Terry Christensen, Robert Wynn and GIANT GROUP, LTD., (Case No. BC 145108).

         On February 27, 1996, Michael Shores on behalf of himself and all other purported stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn (the "Directors"). The complaint, filed in the
Los Angeles County Superior Courts, alleges that the Directors breached their fiduciary duties by adopting a stockholders rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own common stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs.

         Although the Company and the Directors are not yet required to respond formally to these allegations, the Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the New York Stock Exchange (Symbol: GPO). On March 6, 1996, the approximate number of record holders of the Company's common stock was 2,100. The high and low sale prices for such stock during each calendar quarter in 1995 and 1994 are set forth below. No dividends were paid on the common stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its common stock for the foreseeable future.

                                         SALE PRICES OF COMMON STOCK
                                         ---------------------------
                                      1995                          1994

CALENDAR QUARTER               HIGH           LOW           HIGH            LOW
----------------               ----           ---           ----            ---
First ...................      7 1/4         6             14 5/8         10 3/8
Second ..................      7 3/4         5 3/4         14 1/8         10 1/2
Third ...................      7 1/2         6 1/2         11 1/8          9 1/4
Fourth ..................      9 1/8         6 3/8         10 3/4          6 3/4

ITEM 6.  SELECTED FINANCIAL DATA.

                FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA

For the years ended (Note 3)                          1995         1994          1993          1992         1991
-------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)
Operating results:
    Investment income                               $3,947        $1,507        $1,377         $1,887       $2,880
    Gain (loss) on investments                          41        (1,065)          542           841         2,164
    General and administrative
      expenses                                      (4,123)       (4,628)       (3,574)       (4,799)       (3,704)
    Interest expense                                  (149)       (4,007)       (4,854)       (4,948)       (5,816)
    Loss on extinguishment
      of debt                                         --          (1,343)         --            --            --
    Equity in earnings (loss)
      of affiliate                                 (22,074)       (8,898)       (3,855)        3,121         2,030
    Write-down in carrying value
      of investment  in affiliate                     --         (19,396)         --            --            --
    Loss from continuing operations                (22,332)      (34,350)       (7,161)       (2,127)       (3,161)
    Income (loss) from
      discontinued operations, net                    --           6,598         4,522        (3,971)       (3,752)
    Gain on sale of discontinued
      operations, net                                 --          48,223          --            --            --
    Net income (loss)                              (22,332)       20,471        (2,639)       (6,098)       (6,913)


Per common share: (Note 1)
    Loss from continuing operations                 $(4.37)       $(5.26)       $(1.38)       $(0.41)       $(0.60)

    Net income (loss)                                (4.37)         3.22         (0.51)        (1.18)        (1.31)


Weighted average common shares (Note 1 and 2)    5,110,000     6,463,000     5,180,000     5,189,000     5,295,000


Financial position as of December 31:
    Total assets                                   $51,681      $100,895      $110,616      $113,683      $125,579

    Long-term debt                                    --           1,816        44,489        44,532        54,574

    Total stockholders' equity                      45,145        69,942        47,467        50,313        57,095


Note 1: Earnings (loss) per share are based upon the weighted average common shares outstanding, adjusted for the dilutive effect of outstanding stock options in 1994.

Note 2: On March 6, 1996, there were 4,778,385 shares of GIANT common stock outstanding.

Note 3: Certain prior year amounts have been reclassified to conform to the 1995 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except per share amounts)


RESULTS OF OPERATIONS FOR 1995 VERSUS 1994

         Investment income increased $2,440 to $3,947 in 1995 as a result of higher average levels of investments in marketable securities in 1995 versus 1994.

         General and administrative expenses decreased $505 from $4,628 in 1994 to $4,123 in 1995. This resulted from a decrease in compensation including bonuses, travel expenses and consulting due to the divestiture of the cement operations partially offset by the increase in insurance expense incurred in 1995.

         Interest costs decreased $3,858 from $4,007 in 1994 to $149 in 1995. The decrease was the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995.

         Non-cash equity loss in GIANT's 48% owned investment, Rally's, increased to $22,074 in 1995 from $8,898 in 1994. Rally's reported a net loss of $46,919 in 1995 compared with a net loss of $19,273 in 1994. Rally's results of operations for 1995 included charges of approximately $12,900 related to certain management actions and decisions recorded in the third quarter consisting of asset write-downs, disposals and occupancy costs for closed stores. Additionally, Rally's 1995 results include approximately $18,100 of certain non-cash charges recorded in the fourth quarter related to (1) the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and (2) other charges taken in the fourth quarter related to the disposal and planned disposal of certain excess properties. Rally's results in 1994 include non-cash charges of approximately $17,300 primarily related to asset write-downs and costs of slowing previously expected development.

         The Company incurred a net loss of $22,332 in 1995 compared to net income of $20,471 in 1994. The 1995 net loss was primarily the result of the non-cash equity loss in GIANT's investment in Rally's. In 1994, the Company earned $6,598, net of income taxes, from the discontinued cement operations and recorded a gain of $48,223, net of income taxes, on the October 1994 sale of the cement operations. These earnings were partially offset by the 1994 write-down of the carrying value of Rally's, higher general and administrative expenses and lower investment income.

         In December 1994, as a result of market declines in the value of Rally's outstanding common stock and Rally's continuing operating losses, GIANT recognized a pre-tax loss of $19,396 on this investment. The amount of the non-cash write-down represented GIANT's investment in excess of its share of the underlying net assets of Rally's.

         The income tax benefits recorded for 1995 and 1994 were $286 and $3,661, respectively, and primarily related to federal income taxes. The Company's consolidated financial statements reflected valuation allowances of $19,697 and $9,070, at December 31, 1995 and 1994, respectively, as it is not more likely than not, as defined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") that these tax benefits will be realized in the near future.

         GIANT's loss from operations for 1995 excluding the effect of Rally's losses was $544. Of this amount, approximately $200 represents additional expenses related to the 1994 sale of the cement operations in which GIANT recognized an after-tax gain of $48,223.

         On March 18, 1996, Rally's announced that Donald E. Doyle had been appointed as the company's President, Chief Executive Officer and a member of Rally's Board of Directors. Mr. Doyle has over twenty years of executive experience in the Quick Service Restaurant Industry, most recently with Hardee's Food Services, Inc.

RESULTS OF OPERATIONS FOR 1994 VERSUS 1993

         Investment income increased $130 to $1,507 in 1994 as a result of higher average levels of funds invested in 1994 versus 1993.

         The Company recorded realized losses on the sale of marketable securities of $1,065 compared to realized gains of $542 in 1993. The losses were the result of the general decline in the value of fixed income securities in early 1994, which was due to increase in prevailing interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


RESULTS OF OPERATIONS FOR 1994 VERSUS 1993 (cont.)

         General and administrative expenses increased from $3,574 in 1993 to $4,628 in 1994. The increase in expenses related primarily to legal and insurance costs incurred during the year as well as increased compensation including bonuses.

         Interest costs decreased $847 to $4,007 in 1994. The decrease was primarily the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of debt resulted in a loss on extinguishment of debt of $1,343.

         Non-cash equity loss in GIANT's 48% owned investment, Rally's, increased from $3,855 in 1993 to $8,898 in 1994 as a result of Rally's operating losses, which included charges of approximately $17,300 in 1994 primarily related to asset write-downs and costs of slowing previously expected development and $12,600 in 1993 related to a major business restructuring program and other restaurant closings.

         In December 1994, as a result of market declines in the value of Rally's outstanding common stock and Rally's continuing operating losses, GIANT recognized a pre-tax loss of $19,396 on this investment. The amount of the non-cash write-down represented GIANT's investment in excess of its share of the underlying net assets of Rally's.

         The income tax benefits recorded for 1994 and 1993 were $3,661 and $3,689, respectively, and primarily related to federal income taxes. As of December 31, 1994, the Company's deferred tax asset relating to its investment in Rally's reflected a valuation allowance of $9,070 as it is not more likely than not, as defined in SFAS 109, that these tax benefits will be realized in the near future.

         Income from the discontinued cement operations increased 46% to $6,598, net of income taxes of $3,399, primarily as a result of improved cement pricing in 1994 as compared to 1993. Results of discontinued operations are reflected through the date of sale in 1994 and for the full year in 1993. The sale of discontinued cement operations resulted in a gain of $48,223, net of income taxes of $28,767.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and marketable securities totaled $42,641 at December 31, 1995 compared with $70,973 at December 31, 1994. Total current assets and income taxes payable decreased at December 31, 1995 compared to December 31, 1994 primarily due to liquidation of marketable securities to pay income taxes resulting from the 1994 sale of the cement operations. At December 31, 1995 and 1994, the Company had working capital of $39,125 and $42,867 with current ratios of 7.7 to 1 and 2.5 to 1, respectively. In addition, GIANT owns 7,430,002 shares of Rally's outstanding common stock, which it acquired from 1987 to 1994, including 2,500,000 shares purchased in October 1994 for $10,000. At December 31, 1995 and 1994, GIANT's $3,423 and $25,497 investment in Rally's represents approximately 48% of Rally's outstanding common stock. Since the sale of the Company's cement operations in October 1994, liquidity has been provided by investment income and the liquidation of short-term investments. Management believes that the Company's liquidity and capital resources are sufficient to cover its cash requirements both on a short and long-term basis.

         At December 31, 1995 and 1994, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California made as a result of their audit of the tax years 1989 through 1991. GIANT has disputed this assessment and has provided documents to support the Company's position during meetings with the California State Franchise Tax Board ("Board") during 1995. GIANT's management believes that the assessment will be reduced. The Company has received a preliminary proposed adjustment from the Board's examiners which indicates that the assessment will be reduced substantially. However, the ultimate resolution will be based on the Board's official notice, which has not yet been received.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

         Net cash used by operations for the year ended December 31, 1995 was $1,699 compared to cash provided by operations of $3,419 in 1994, which included $11,186 provided by discontinued operations. During 1995, cash was primarily used to fund the daily operations of the Company and pay expenses which were accrued from the 1994 sale of the cement operations. In addition, 1995 cash flows reflected higher investment income and lower administrative expenses. In 1993, net cash provided by operating activities was $8,452, including cash provided by discontinued operations of $11,435.

         Net cash used by investing activities was $1,583 in 1995 compared to cash provided by investing activities in 1994 of $75,942. In 1995, cash was used to pay income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business. This was partially offset by the sales and maturities, net of purchases, of marketable securities. During 1995, GIANT purchased $26,424 in principal amount of Rally's 9.875% Senior Notes at an aggregate purchase price of $14,051. In 1994, cash provided by investing activities included $125,822 from the sale of the cement operations partially offset by higher purchases of marketable securities and equipment and an additional investment in Rally's of approximately $10,000. In 1993, cash used by investing activities was $4,023 and primarily resulted from purchases of cement operations' property and equipment.

         On January 29, 1996, Rally's purchased directly from GIANT $22,000 principal amount of its 9.875 % Senior Notes at an aggregate purchase price of $14,051. The Company had recorded these Senior Notes as investments available-for-sale. GIANT purchased these Senior Notes for approximately $11,400 over the last two years. The Company received cash and cash equivalents of $11,053 and a $4,145 short-term note bearing interest at prime rate. During the first quarter of 1996, the Company sold certain equity securities classified as available-for-sale and received approximately
$10,424 in cash and will recognize a gain of approximately $531 in the first quarter of 1996. On January 22, 1996, GIANT disclosed that it intends to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock. Upon successful completion of the Exchange Offer, GIANT would own 79.9% of Rally's outstanding common stock.
The exchange ratio is to be 4.5 shares of Rally's outstanding common stock for each share of GIANT preferred stock. The Exchange Offer will be made only by prospectus.

         Net cash used by financing activities was $3,199 in 1995 compared to $60,012 used in 1994. The cash used in 1995 by financing activities reflected repayments of both short and long-term borrowings and purchases of treasury stock. In 1994, the proceeds from the cement company sale were used to repay borrowings, including the prepayment of the Company's 7% and 14.5% debt of approximately $44,000. Net cash used by financing activities was $1,370 in 1993.

         The Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. During 1995, the Company acquired 166,000 shares of its common stock at an aggregate cost of $1,137. At December 31, 1995, the Company had cash and marketable securities of approximately $42,641 to pursue stock repurchases and other investment opportunities. In January of 1996, the Company acquired an additional 536,000 shares of its common stock at an aggregate cost of $5,221.

         On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT common stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. Subsequent to year-end, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. As of March 6, 1996, $600 was advanced to Rally's under this credit facility. On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit cannot exceed $793. The letters of credit have a maximum maturity date of 365 days but cannot extend beyond the agreement's expiration date of February 28, 1997. The letters of credit are secured by certain cash equivalents of the Company. GIANT is to be reimbursed by Rally's for its costs incurred in connection with providing and maintaining the letters of credit. On February 29, 1996, the Company pre-paid in full its 9.25% Term

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

Note in the principal amount of approximately $1,594, net of 1996 principal and interest of $39. The Company incurred no additional expenses in connection with this prepayment.

         During early 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. Fidelity has subsequently notified the Company it will seek at the Company's 1996 Annual Meeting to elect four persons to the Board of Directors of the Company who would vote in favor of the merger into Fidelity and who would also consider liquidating the Company. It is anticipated that the Company will experience increased legal and administrative expenses in 1996 due to the foregoing by an amount which is not determinable at this time. However, the Company believes these expenses will not have a material effect on the Company's financial condition or results of operations.

         GIANT's major operating investment is in Rally's. Management intends to diversify its portfolio of investments into additional business enterprises. Through the liquidity and capital generated by the Company's divestiture of the cement operations, the Company intends to make investments that create increased value for its stockholders. The Company is attempting to select the best opportunities available, and will structure the appropriate financing of such investments to ensure adequate capital and liquidity for the Company's ongoing operations. It is management's opinion that the Company has sufficient financial resources to properly capitalize its business operations.

ACCOUNTING CHANGES

         In March 1995, the FASB issued SFAS 121 which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. GIANT adopted SFAS 121 in the fourth quarter of 1995. No adjustment was required to reflect the adoption of this statement.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No.25 ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. GIANT expects to adopt SFAS 123 in 1996. The Company, while evaluating SFAS 123, expects to elect to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. The Company believes there will be no adjustment to reflect the adoption of SFAS 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995, 1994 and 1993
                (Dollars in thousands, except per share amounts)

                                                 1995         1994         1993
                                                 ----         ----         ----
Income:
    Investment income                         $  3,947     $  1,507     $  1,377
    Gain on investments                             41         --            542
    Other                                          108          209           41
                                              --------     --------     --------
                                                 4,096        1,716        1,960
                                              --------     --------     --------
Costs and expenses:
    General and administrative
        expenses                                 4,123        4,628        3,574
    Interest expense                               149        4,007        4,854
    Loss on investments                           --          1,065         --
    Loss on extinguishment of debt                --          1,343         --
    Depreciation                                   368          390          527
                                              --------     --------     --------
                                                 4,640       11,433        8,955
                                              --------     --------     --------

Operations of affiliate:
    Equity in loss of affiliate                (22,074)      (8,898)      (3,855)
    Write-down in carrying value
        of investment in affiliate                --        (19,396)        --
                                              --------     --------     --------
                                               (22,074)     (28,294)      (3,855)
                                              --------     --------     --------

Loss from continuing operations
        before income taxes                    (22,618)     (38,011)     (10,850)
Credit for income taxes                           (286)      (3,661)      (3,689)
                                              --------     --------     --------
    Loss from continuing operations            (22,332)     (34,350)      (7,161)


Income from discontinued
    operations, net of income taxes               --          6,598        4,522
Gain on sale of discontinued
    operations, net of income taxes               --         48,223         --
                                              --------     --------     --------
Net income (loss)                             $(22,332)    $ 20,471     $ (2,639)
                                              ========     ========     ========

Earnings per common share:
   Loss from continuing operation              $(4.37)       $(5.26)      $(1.38)
   Income from discontinued operations, net       --           1.02         0.87
   Gain on sale of discontinued
    operations, net                               --           7.46         --
                                              --------     --------     --------
   Net income (loss)                         $  (4.37)     $   3.22     $  (0.51)
                                             ========      ========     ========


 The accompanying notes are an integral part of the consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)

                                                              1995         1994
                                                            -------     --------
ASSETS
Current assets:
    Cash and cash equivalents                               $16,991     $ 23,472
    Investments available for sale                           25,650       47,501
    Prepaid expenses and other
        current assets                                        2,330          690
                                                            -------     --------
               Total current assets                          44,971       71,663

Investment in affiliate                                       3,423       25,497
Property and equipment, net                                   3,267        3,570
Other assets                                                     20          165
                                                            -------     --------
                    Total assets                            $51,681     $100,895
                                                            =======     ========

LIABILITIES
Current liabilities:
    Short-term borrowings                                   $  --       $  1,917
    Accounts payable and accrued expenses                       706        1,251
    Income taxes payable                                      3,469       25,435
    Current maturities of long-term debt                      1,671          193
                                                            -------     --------
               Total current liabilities                      5,846       28,796

Long-term debt, net of current maturities                      --          1,623
Deferred income taxes                                           690          534
                                                            -------     --------
                    Total liabilities                         6,536       30,953
                                                            -------     --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
     2,000,000 shares, none issued                             --           --
Common stock, $.01 par value; authorized
    12,500,000 shares, issued 6,966,000 shares                   69           69
Capital in excess of par value                               33,508       33,508
Unrealized losses on investments                             (1,328)        --
Retained earnings                                            29,796       52,128
                                                            -------     --------
                                                             62,045       85,705

Less common stock in treasury; 1,952,000 shares
    in 1995 and 1,786,000 shares in 1994, at cost            16,900       15,763
                                                            -------     --------
                    Total stockholders' equity               45,145       69,942
                                                            -------     --------

                      Total liabilities and stockholders'
                      equity                                $51,681     $100,895
                                                            =======     ========

The accompanying notes are an integral part of the consolidated balance sheets.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                                1995        1994       1993
                                                                ----        ----       ----
Operations:
    Net income (loss)                                        $(22,332)   $ 20,471   $ (2,639)
    Adjustments to reconcile net income (loss) to
      net cash provided (used) by operations:
    Discontinued operations                                      --        (6,598)    (4,522)
    Gain on sale of discontinued operations                      --       (48,223)      --
    Loss on extinguishment of debt                               --         1,343       --
    Depreciation                                                  368         390        527
    (Gain) loss on investments                                    (41)      1,065       (542)
    Equity in loss of affiliate                                22,074       8,898      3,855
    Write-down in carrying value of investment
      in affiliate                                               --        19,396       --
    Provision (credit) for deferred taxes                         156        (242)    (1,672)
    Amortization of deferred charges and other                   --           249        175
    Accretion of discounts on marketable securities            (1,063)       (571)      --

    Changes in operating assets and liabilities:
      Other assets and liabilities                               (316)       (375)     1,977
      Accounts payable and accrued expenses                      (545)     (3,570)      (142)
                                                             --------    --------   --------
    Net cash used by continuing operations                     (1,699)     (7,767)    (2,983)
    Net cash provided by discontinued operations                 --        11,186     11,435
                                                             --------    --------   --------

      Net cash provided (used) by operations                   (1,699)      3,419      8,452
                                                             --------    --------   --------

Investing activities:
    Sales of marketable securities                             48,022      26,740     44,122
    Purchases of marketable securities                        (27,302)    (58,083)   (42,683)
    Proceeds from sale of discontinued operations                --       125,822       --
    Tax payments related to sale of discontinued operations   (22,238)       --         --
    Purchase of property and equipment:
      Continuing operations                                       (65)       (656)      --
      Discontinued operations                                    --        (5,845)    (5,462)
    Investment in affiliate                                      --       (10,085)      --
    Restricted investments - discontinued
      operations                                                 --        (1,951)      --
                                                             --------    --------   --------
    Net cash provided (used) by investing activities           (1,583)     75,942     (4,023)
                                                             --------    --------   --------

Financing activities:
    Proceeds from (repayment of)
      short-term borrowings                                    (1,917)    (14,825)       165
    Repayment of long-term debt                                  (145)    (43,957)      (160)
    Repayment of debt - discontinued operations                  --        (1,230)    (1,375)
    Purchase of treasury stock                                 (1,137)       --         --
                                                             --------    --------   --------

      Net cash used by financing activities                    (3,199)    (60,012)    (1,370)
                                                             --------    --------   --------

       Increase (decrease) in cash and cash equivalents        (6,481)     19,349      3,059

Cash and cash equivalents:
    Beginning of period                                        23,472       4,123      1,064
                                                             --------    --------   --------

    End of period                                            $ 16,991    $ 23,472   $  4,123
                                                             ========    ========   ========

Supplemental disclosure of cash (paid) received for:
      Income taxes                                           $(22,364)     (2,585)     1,365
      Interest, net                                              (138)   $ (4,606)  $ (4,736)


  The accompanying notes are an integral part of the consolidated financial statements.


                               GIANT GROUP, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995, 1994, and 1993
                             (Dollars in thousands)

                                                                                                                  Reduction for
                                                             Capital in     Unrealized                   Common     Additional
                                                   Common     Excess of      Losses on      Retained    Stock in      Pension
                                                    Stock     Par Value  Investments, Net   Earnings    Treasury     Liability
                                                  --------   ----------  ----------------   --------    --------   -------------
Balance as of December 31, 1992                   $     69      $32,736        $     0      $34,296     $(15,763)     $(1,025)

Net loss for 1993                                                                            (2,639)
Increase in equity in net assets of
 affiliate from issuance of its common
 stock, net of deferred income taxes of $398                        772
Reduction in equity to reflect additional
 minimum pension liability, net of deferred
 income taxes of $505                                                                                                    (979)

                                                  --------      -------        -------      -------     --------      -------
Balance as of December 31, 1993                         69       33,508              0       31,657      (15,763)      (2,004)

Net income for 1994                                                                          20,471
Reversal of reduction in equity to reflect
 additional minimum pension liability as a
 result of the sale of the cement company                                                                               2,004

                                                  --------      -------        -------      -------     --------      -------
Balance as of December 31, 1994                         69       33,508              0       52,128      (15,763)           0

Net loss for 1995                                                                           (22,332)
Purchase of treasury stock                                                                                (1,137)
Unrealized losses on investments, net                                           (1,328)

                                                  --------      -------        -------      -------     --------      -------
Balance as of December 31, 1995                   $     69      $33,508        $(1,328)     $29,796     $(16,900)     $     0
                                                  ========      =======        =======      =======     ========      =======


  The accompanying notes are an integrated part of the consolidated financial statements.


                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a holding company whose assets consist primarily of cash and cash equivalents, short-term liquid investments and its investment representing approximately
48% of the outstanding common stock of Rally's Hamburgers, Inc. ("Rally's"). GIANT's short-term liquid investments consist of corporate stocks and corporate bonds. GIANT has nine employees.

         GIANT, through its equity investment in Rally's, is involved in the operation and franchising of double drive-thru hamburger restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. On March 6, 1996, the Rally's system included 481 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 238 Rally's-owned and 243 franchised restaurants. Rally's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. Rally's serves the drive-thru and take-out segments of the quick-service restaurant market. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, these estimates and assumptions are reasonable and result in the fair presentation of the financial statements.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GIANT and its wholly owned subsidiaries. Investments in affiliates (20% to 50% owned) are accounted for by the equity method. The effects of changes in the Company's equity in the net assets of affiliates resulting from the issuance of capital stock are charged or credited to capital in excess of par value. All significant intercompany accounts and transactions have been eliminated.

MARKETABLE SECURITIES

         In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". No adjustment was required to reflect the adoption of the new standard. Investments in marketable equity securities and corporate bonds are considered available-for-sale. These investments are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity.

         The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and interest are included in investment income. The cost of securities sold is based on the specific identification method.

PROPERTY AND EQUIPMENT

         Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years.

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", ("SFAS 121") which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. GIANT adopted SFAS 121 in the fourth quarter of 1995. No adjustment was required to reflect the adoption of this statement.

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (cont.)

SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. Government obligations.

EARNINGS PER SHARE

         Primary earnings per share is based upon the weighted average common shares outstanding during the respective periods, adjusted for the dilutive effect of outstanding common stock options. For the years ended December 31, 1995, 1994 and 1993, the weighted average common shares outstanding were 5,110,000, 6,463,000 and 5,180,000, respectively. Fully diluted earnings per share is not presented as it approximates primary earnings per share.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

2.       DISCONTINUED OPERATIONS

         On October 6, 1994, KCC Delaware Company, Inc., a wholly owned subsidiary of the Company, sold 100% of the stock of its wholly owned subsidiary Giant Cement Holding, Inc. ("GCHI") through an initial public offering. The net proceeds of this transaction of $125,822 (net of $2,000 contributed to GCHI on the date of sale) resulted in a gain of $76,990 before income taxes of $28,767.

         GCHI is engaged in the manufacture and sale of portland and masonry cements and construction aggregates. Its operating results through the date of sale have been included as discontinued operations in the accompanying consolidated statements of operations for 1994 and 1993.

         The condensed statements of operations related to the discontinued operations through the date of sale are as follows:

                                                         1994             1993
                                                         ----             ----
Total operating revenues                                $69,352          $81,900
Less: costs and expenses                                 59,355           74,429
                                                        -------          -------
Income before income taxes                                9,997            7,471
Less: income tax expense                                  3,399            2,949
                                                        -------          -------
Net income                                              $ 6,598          $ 4,522
                                                        =======          =======

         The effective tax rates varied from the federal tax rates primarily due to state income taxes in both years offset by percentage depletion in 1994.

         Post-retirement medical and life insurance was provided to substantially all employees of GCHI. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


2.       DISCONTINUED OPERATIONS (cont.)

Pensions" ("SFAS 106"). Adoption of SFAS 106 resulted in a post-retirement expense in 1993 of $2,147 versus $1,003 if the expense had been recorded on a pay as you go basis.

3.       MARKETABLE SECURITIES

         At December 31, 1995, the unrealized losses on investments classified as available-for-sale are as follows:

                                    Amortized    Unrealized    Deferred    Decrease
Investment             Fair Value   Cost         Losses        Tax Asset   In Equity
----------             ----------   ---------    ----------    ---------   ---------
Equity securities      $ 9,218      $10,273      $(1,055)      $  422      $  (633)
Corporate bonds         16,432       17,590       (1,158)         463         (695)
                       -------      -------      -------       ------      -------
Total                  $25,650      $27,863      $(2,213)      $  885      $(1,328)
                       =======      =======      =======       ======      =======

         As of December 31, 1994, the Company had an investment of $47,501 in a short-term U.S. Government obligation, with an original maturity of more than three months, which matured in 1995.

         Proceeds from the sale of available-for-sale investments totaled approximately $48,022, $26,740 and $44,122 in 1995, 1994 and 1993, respectively.

         Subsequent to December 31, 1995, the Company sold certain equity securities classified as available-for-sale and received approximately $10,424 in cash and will recognize a gain of approximately $531 in the first quarter of 1996. In addition, the Company sold certain corporate bonds which were classified as investments available-for-sale (see note 4).

4.       INVESTMENT IN AFFILIATE


         GIANT's investment in Rally's of $3,423 and $25,497 at December 31, 1995 and 1994, respectively, represents approximately 48% of Rally's outstanding common stock. At December 31, 1995 the Company owns 7,430,002 shares of Rally's, the quoted market value of which was $7,198. On March 6, 1996, the market value of the 7,430,002 shares was $12,074.

         In October 1994, GIANT purchased 2,500,000 shares of Rally's at a price of $4 per share which increased its ownership to 48% from 38%.

         In December 1994, as a result of the decline in the quoted market value of Rally's common stock and Rally's continued operating losses, GIANT recognized an impairment loss on this investment through a charge to operations of $19,396. The amount of this non-cash write-down represented the unamortized portion of GIANT's investment in excess of its equity in the underlying net assets of Rally's.

         Rally's has adopted SFAS 121 (see note 1 - Property and Equipment). Based on Rally's review of their 238 company-owned restaurants, 37 restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a non-cash impairment loss of approximately $13,700 was recorded in the fourth quarter of 1995.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

4.       INVESTMENT IN AFFILIATE (cont.)

         On January 22, 1996, GIANT disclosed that it intends to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would own 79.9% of Rally's outstanding common stock. The exchange ratio is to be 4.5 shares of Rally's outstanding common stock for each share of GIANT preferred stock. The Exchange Offer will be made only by prospectus.

         During 1995, GIANT purchased $26,424 in principal amount of Rally's 9.875% Senior Notes at an aggregate purchase price of $14,051. On January 29, 1996, Rally's purchased $22,000 principal amount of its 9.875% Senior Notes directly from GIANT. The Company had recorded these Senior Notes as investments available-for-sale. GIANT purchased these Senior Notes for approximately $11,400 over the last two years. GIANT received cash and cash equivalents of $11,053 and a $4,145 short-term note bearing interest at prime rate.

                  Summarized financial information for Rally's is as follows:

FINANCIAL POSITION AS OF DECEMBER 31,                      1995          1994
-------------------------------------                      ----          ----
Current assets                                          $  22,182     $  14,276
Less: current liabilities                                  42,276        21,076
                                                        ---------     ---------
Working capital deficiency                                (20,094)       (6,800)
Noncurrent assets                                         115,210       155,140

Long-term debt and other noncurrent liabilities           (88,444)      (94,853)
                                                        ---------     ---------
Stockholders' equity                                    $   6,672     $  53,487
                                                        =========     =========
GIANT's investment in Rally's                           $   3,423     $  25,497
                                                        =========     =========

OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31,     1995         1994         1993
-------------------------------------------------     ----         ----         ----
Revenues                                           $ 188,859    $ 186,318    $ 174,346
Less: operating costs                                225,329      200,954      181,396
                                                   ---------    ---------    ---------
Loss from operations                               $ (36,470)   $ (14,636)   $  (7,050)
Net loss                                           $ (46,919)   $ (19,273)   $  (8,907)
GIANT's share of non-cash equity loss in Rally's   $ (22,074)   $  (8,898)   $  (3,855)

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

4.       INVESTMENT IN AFFILIATE (cont.)

         Non-cash equity loss in Rally's includes amortization of $435 and $580 in 1994 and 1993, respectively, of the excess cost of the investment over underlying equity in net assets.

         Subsequent to year-end, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. As of March 6, 1996, $600 was advanced to Rally's under this facility.

         On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit cannot exceed $793. The letters of credit have a maximum maturity date of 365 days but cannot extend beyond the agreement's expiration date of February 28, 1997. The letters of credit are secured by certain cash equivalents of the Company. GIANT is to be reimbursed by Rally's for its costs incurred in connection with providing and maintaining the letters of credit.


5.       PROPERTY AND EQUIPMENT

AS OF DECEMBER 31,                                          1995           1994
------------------                                          ----           ----
Land                                                       $  120         $  120
Leasehold improvements                                        175            165
Equipment and furnishings                                   4,773          4,718
                                                           ------         ------
                                                            5,068          5,003
Less:  accumulated depreciation                             1,801          1,433
                                                           ------         ------
                                                           $3,267         $3,570
                                                           ======         ======

6.       DEBT

AS OF DECEMBER 31,                                                         1994
------------------                                                         ----
Term note due December 18, 1996, interest at 9.25%                        $1,816
Less:  current maturities                                                    193
                                                                          ------

                                                                          $1,623
                                                                          ======

         As of December 31, 1995, due to the maturity date of December 18, 1996, the Term Note was classified as current on the Consolidated Balance Sheets. On February 29, 1996, the Company prepaid in full its 9.25% Term Note in the principal amount of approximately $1,594, net of 1996 principal and interest of $39. The Company incurred no additional expenses in connection with this prepayment.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


6.       DEBT (cont.)

         Equipment having a net book value of $2,990 and $3,322 at December 31, 1995 and 1994, respectively, was pledged as collateral for the Term Note.

         In November of 1994, the Company prepaid its 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of the debt required the use of approximately $44,000 of the proceeds of the sale of the Company's cement operations and resulted in a loss on extinguishment of debt of $1,343 in 1994.

         Short-term margin borrowings from stockbrokers were $0 and $1,917 at December 31, 1995 and 1994, respectively. Margin borrowings were collateralized by marketable securities and a portion of the Rally's common stock owned by the Company.

7.       TREASURY STOCK

         During 1995, the Company, with the approval of the Board of Directors, acquired 166,000 shares of its common stock for an aggregate cost of $1,137.

         In January of 1996, the Company, with the approval of the Board of Directors, acquired 536,000 shares of its common stock for an aggregate cost of $5,221.

8.       COMMON STOCK OPTIONS

         The Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). Both the Incentive Plan and the Non-Qualified Plan were terminated in August 1995 and, thereafter, no further grants of options will be made under such plans. The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT common stock, of which no options are presently outstanding and options for 6,000 shares have been exercised as of December 31, 1995. The Non-Qualified Plan provided for the grant of options to purchase 3,000,000 shares of GIANT common stock and options for 7,500 shares have been exercised as of December 31, 1995. No options were exercised in 1995 under either plan.

         In March 1995, 2,026,000 outstanding options held by certain officers of the Company exercisable at $6.33 per share and expiring in 1996, were canceled and an identical number of new options were issued to such persons. Such new options have an exercise price of $6.75 per share, which was the fair market value of the shares at the time of the grant, and will expire in 2005. The new options (like the canceled options) are fully vested. At December 31, 1995 and 1994, 0 and 1,411,000 shares, respectively, were reserved for options which may be granted under the plans.

         In September 1995, the Company purchased 164,000 options at the difference between the fair market value and the exercise price, from former Company officers and directors for an aggregate cost of $110 which is included in general and administrative expenses.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


8.       COMMON STOCK OPTIONS (cont.)

         A summary of options is as follows:

                                                     NUMBER OF     OPTION PRICE
                                                      SHARES         PER SHARE
                                                    ----------    --------------
Balance, December 31, 1992 (all exercisable)         2,284,000    $6.33 - $11.00
Options granted                                          5,000     9.13
                                                    ----------
Balance, December 31, 1993 (all exercisable)         2,289,000     6.33 - 11.00
Options granted                                         30,000     11.00
                                                    ----------
Balance, December 31, 1994 (all exercisable)         2,319,000     6.33 - 11.00
Options granted                                      2,126,000     6.75 - 7.375
Options purchased                                     (164,000)    6.33
Options canceled                                    (2,155,000)    6.33 - 11.00
                                                    ----------
Balance, December 31, 1995                           2,126,000     6.75 - 7.375
                                                    ==========

         At December 31, 1995, 2,054,000 options were exercisable.

         On February 7, 1996, the Chairman of the Board of the Company exercised 300,000 options to purchase GIANT common stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. GIANT expects to adopt SFAS 123 in 1996. The Company, while evaluating SFAS 123, expects to elect to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. The Company believes there will be no adjustment to reflect the adoption of SFAS 123.

9.       PREFERRED STOCK

         Authorized preferred stock consists of 2,000,000 shares, $.01 par value, issuable in one or more series with such dividend rates, liquidation preferences and redemption, conversion and voting right restrictions as may be determined by the Company's Board of Directors. No preferred stock was issued at December 31, 1995 or 1994.

         GIANT's Board of Directors has authorized a new Series A Preferred Stock as part of GIANT's stockholders rights plan (see note 13). Additionally, in connection with the proposed Exchange Offer for Rally's common stock (see note 4), the Company plans to issue a new series of GIANT participating, non-voting preferred stock.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


10.      INCOME TAXES

         The credit for income taxes is comprised of the following:

FOR THE YEAR ENDED DECEMBER 31                           1995     1994     1993
------------------------------                           ----     ----     ----
Current federal income tax benefit                      $ 413    $3,419   $2,017
Deferred federal income tax (provision) benefit          (156)      242    1,672
Current state income tax benefit                           29      --       --
                                                        -----    ------   ------
Credit for income taxes                                 $ 286    $3,661   $3,689
                                                        =====    ======   ======

         The following is a reconciliation between the credits for income taxes and the amounts computed by applying the Federal statutory rate of 34% to pre-tax loss from continuing operations:

FOR THE YEAR ENDED DECEMBER 31                       1995        1994      1993
------------------------------                       ----        ----      ----
Statutory federal tax credit on  pre-tax loss      $ 7,690    $ 12,924    $3,689
State income tax credit, net of federal income
  taxes                                              1,388        --        --
Valuation allowance                                 (8,898)     (9,070)     --
Other, net                                             106        (193)     --
                                                   -------    --------    ------
Credit for income taxes                            $   286    $  3,661    $3,689
                                                   =======    ========    ======

         Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes ("SFAS 109"). No adjustment was required to reflect the adoption of this new standard.

The deferred tax assets and (liabilities) of the Company consist of the following:

AS OF DECEMBER 31,                                        1995            1994
------------------                                        ----            ----
Investment in Rally's                                   $ 19,629        $ 9,070
Depreciation                                                (690)          (600)
Unrealized investment losses                                 885           --
Other, net                                                    68             66
Valuation allowance                                      (19,697)        (9,070)
                                                        --------        -------

Net deferred tax assets (liabilities)                   $    195        $  (534)
                                                        ========        =======

         The valuation allowances at December 31, 1995 and 1994 were provided because it is not more likely than not, as defined in SFAS 109, that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


10.  INCOME TAXES (cont.)

these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements. As of December 31, 1995, no valuation allowance was provided for the deferred tax asset of $885 related to unrealized losses on certain investments classified as available-for-sale. These investments were sold at a net gain, subsequent to year-end, and the associated deferred tax benefit is expected to be realized (see notes 3 and 4).

     The income from the operations of the Company's cement business, until it was sold in 1994, and the gain from the sale reflect income tax charges of $3,399 and $28,767, respectively.

11.  LEASES

     The Company leases office and hangar space under operating leases with variable terms. The leases generally include renewal options. Total rental expense for the years 1995, 1994 and 1993 amounted to $231, $271 and $284, respectively.

     Future minimum rental commitments under noncancelable leases with a remaining term in excess of one year as of December 31, 1995 are as follows:

                    1996              $193
                    1997              $ 64

12.  COMMITMENTS AND CONTINGENCIES

     In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain Rally's present and former officers and directors and its auditors. The complaints allege certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's common stock and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' have renewed this motion, and defendants again have opposed class certification. That motion is currently pending. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well Ms. Glaser's position as both a Director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

     In December 1995, GIANT filed an action (the "Foley Lawsuit") in the United States District Court for the Central District of California against William P. Foley II ("Foley"), CKE Restaurants, Inc., Fidelity National Financial, Inc. ("Fidelity"), William Davenport and Robert Martyn ("Defendants"). GIANT subsequently amended its complaint to include additional allegations and seeks both injunctive relief and damages. This action arises from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, who indirectly own and/or control "Carl's Jr.", a competing fast-food restaurant chain.
GIANT's complaint alleges that the Defendants engaged in various unlawful activities in their bid for Rally's and GIANT, including trading on non-public confidential and/or insider information, misappropriating confidential and proprietary information from Rally's and GIANT, and violating the disclosure requirements of Section 13(d) of the Securities and Exchange Act of 1934. In particular, GIANT alleges that Defendants

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


12.  COMMITMENTS AND CONTINGENCIES (cont.)

breached the federal securities laws by failing to identify all of the members of their "group" according to the amended complaint for purposes of disclosing the true extent of their holdings of GIANT, and by failing to disclose that the true purpose of their investment in GIANT is to obtain control of Rally's and GIANT. In January 1996, Foley and Fidelity filed a counterclaim against GIANT and its board of directors and subsequently amended the counterclaim to add additional allegations. Foley and Fidelity allege that GIANT's directors breached their fiduciary duties by adopting a stockholders rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own common stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. In addition, Foley and Fidelity allege claims for defamation against GIANT and one board member based on disclosures of the Foley Lawsuit in certain of GIANT's press releases. GIANT has filed a motion to dismiss all counterclaims. In response to GIANT's motion, the court has required Foley and Fidelity to amend their counterclaim to attempt to cure the deficiencies raised by the motion to dismiss. The court stated that, "the Court will be inclined to consider the forthcoming Second Amended Counterclaims as counterclaim plaintiffs' last and strongest pleading. Therefore, if counterclaim defendants file a motion to dismiss the forthcoming Second Amended Counterclaims, and if warranted, the Court will dismiss any subject claims without leave to amend." On March 22, 1996, Foley and Fidelity filed Second Amended Counterclaims. GIANT is currently filing a motion to dismiss. GIANT and its directors deny all wrongdoing and intend to vigorously defend themselves in this action. It is not possible to predict the outcome of these actions at this time.

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer and certain of Rally's other officers and directors in the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn (the "Directors"). The complaint, filed in the
Los Angeles County Superior Courts, alleges that the Directors breached their fiduciary duties by adopting a stockholders rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own common stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. Although the Company and the Directors are not yet required to respond formally to these allegations, the Company denies all wrongdoing and intends to vigorously defend themselves in this action. It is not possible to predict the outcome of the action at this time.

     Since management does not believe that the previous mentioned lawsuits contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially affect the Company's financial condition or results of operations.

     The Company has an employment contract with the Chairman of the Board, President and Chief Executive Officer of the Company that expires on December 31, 1998. The contract calls for an annual base salary of $1,000,000 and annual bonus determined, year to year, by the compensation committee of the Board of Directors.

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


13.  SUBSEQUENT EVENTS

STOCKHOLDERS RIGHTS PLAN

     On January 4, 1996, GIANT declared a dividend of one right ("Right") for each share of GIANT common stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for GIANT common stock issued after that date.

     Each Right will entitle the holder to buy 1/1,000th of a share of Series A Preferred Stock at an exercise price of $30 for each 1/1,000th share (subject to adjustment). The Rights will be exercisable and will trade separately from the GIANT common stock 10 days following a public announcement that a person or group of persons has become the beneficial owner of 15% or more of GIANT common stock (an "Acquiring Person") or 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender or exchange offer, the consummation of which would result in such person becoming the beneficial owner of 15% or more of GIANT common stock; provided however, that because Burt Sugarman, Chairman of the Board, President and Chief Executive Officer of GIANT, beneficially owned in excess of 15% of the GIANT common stock at the time the Rights were issued, Mr. Sugarman will become an Acquiring Person only upon the acquisition by him of additional shares of GIANT common stock, other than acquisitions through stock dividends, stock option plans, company compensation plans and other similar arrangements.

     If any person does become an Acquiring Person (subject to certain exceptions), the other holders of GIANT common stock will be able to exercise the Rights and buy GIANT common stock having twice the value of the exercise price of the Rights. GIANT may, at its option, substitute fractional interests of a share of Series A Preferred Stock for each share of GIANT common stock to be issued upon exercise of the Rights. Additionally, if GIANT is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, holders of GIANT common stock will be able to purchase for the exercise price, shares of stock of the Acquiring Person having twice the value of the exercise price of the Rights.

     The Rights may be redeemed by GIANT at any time prior to the time any person becomes an Acquiring Person for a price of $.01 per Right. Unless exercised, the Rights expire on January 4, 2006.

     The Rights could have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of GIANT, even though such an attempt might be beneficial to GIANT and its stockholders. In addition, because the Rights may discourage accumulations of large blocks of GIANT common stock by purchasers whose objective is to take control of GIANT, the Rights could tend to reduce the likelihood of fluctuations in the market price of GIANT common stock that might result from accumulations of large blocks of stocks.

 FIDELITY NATIONAL FINANCIAL, INC. MERGER OFFER

     During early 1996, Fidelity made an offer to acquire GIANT in a friendly merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. Fidelity has subsequently notified the Company it will seek at the Company's 1996 Annual Meeting to elect four persons to the Board of Directors of the Company who would vote in favor of the merger into Fidelity and who would also consider liquidating the Company. It is anticipated that the Company will experience increased legal and administrative expenses in 1996 due to the foregoing by an amount which is not determinable at this time. However, the Company believes these expenses will not have a material effect on the Company's financial condition or results of operations.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


13.  SUBSEQUENT EVENTS (cont.)

EXCHANGE OFFER

     On January 22, 1996, the Company disclosed that it intends to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock. Upon successful completion of the Exchange Offer, GIANT would own 79.9% of Rally's outstanding common stock. The exchange ratio is to be 4.5 shares of Rally's outstanding common stock for each share of GIANT preferred stock. The Exchange Offer will be made only by prospectus.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
GIANT GROUP, LTD.:


We have audited the accompanying consolidated balance sheet of GIANT GROUP, LTD. (a Delaware Corporation) and subsidiary as of December 31, 1995, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and subsidiary as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
GIANT GROUP, LTD.:

We have audited the accompanying consolidated balance sheet of GIANT GROUP, LTD. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Rally's Hamburgers, Inc. for the years ended December 31, 1994 or 1993, the investment in which is accounted for by the equity method. The Company's equity in Rally's net assets of $25,497,000 at December 31, 1994, and equity of ($8,463,000) and ($3,275,000) in the net loss of Rally's for the years ended December 31, 1994 and 1993, respectively, are included in the accompanying financial statements. Those financial statements of Rally's were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the aforementioned amounts included for Rally's, is based upon the report of other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.



Philadelphia, Pennsylvania
March 10, 1995

                                GIANT GROUP, LTD.
                            QUARTERLY FINANCIAL DATA
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


1995                                                                   QUARTER ENDED
----                                                                   -------------

                                             MARCH 31           JUNE 30            SEPTEMBER 30       DECEMBER 31
                                             --------           -------            ------------       -----------
Income                                       $ 1,110            $  915               $   859           $  1,212
Costs and expenses                             1,053             1,165                 1,001              1,421
Equity in loss of affiliate                   (1,671)             (611)               (8,207)           (11,585)
Net loss                                      (1,614)             (861)               (8,349)           (11,508)
Net loss per common share                       (.31)             (.17)                (1.64)             (2.28)


1994                                                                   QUARTER ENDED
----                                                                   -------------

                                             MARCH 31           JUNE 30            SEPTEMBER 30       DECEMBER 31
                                             --------           -------            ------------       -----------
Income                                       $   331            $   138             $    13            $  1,234
Costs and expenses                             2,862              2,696               2,245               3,630
Equity in loss of affiliate                     (850)              (490)             (1,845)            (25,109)(1)
Loss from continuing operations               (2,232)            (2,011)             (2,691)            (27,416)
Income (loss) from discontinued
  operations                                    (397)             3,456               3,538              48,224(2)
Net income (loss)                             (2,629)             1,445                 847              20,808
Per common share:
  Loss from continuing operations               (.43)              (.30)               (.40)              (4.22)

  Net income (loss)                             (.51)               .23                 .15                3.24

(1) Includes an impairment loss of $19,396 on GIANT's investment in Rally's.

(2) Net of tax gain from the sale of discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 29, 1996, the Company engaged the accounting firm of Arthur Andersen LLP as independent accountants for the registrant to perform all procedures related to the 1995 year-end audit. Arthur Andersen LLP are the independent accountants for Rally's. The work of Coopers & Lybrand L.L.P. was terminated effective January 25, 1996. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

     During the two most recent fiscal years and subsequent interim periods prior to January 25, 1996, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

     Coopers & Lybrand L.L.P.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the directors and executive officers of the Company, together with their ages, their positions with the Company, their business experience during the past five years and the year in which they first became a director or executive officer of the Company. All directors and executive officers hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

     Burt Sugarman, 57, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman has been Chairman of the Board of Rally's since November 1994, having served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. Mr. Sugarman is also a Director of Rally's.

     David Gotterer, 67, Vice Chairman and Director. Mr. Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Rally's.

     Cathy L. Wood, 48, Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Wood joined the Company in January 1995. Prior to joining the Company, Ms. Wood served in various capacities for the Wherehouse including Senior Vice President and Chief Financial Officer from 1993 to 1994. Wherehouse filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1995.

     Terry Christensen, 55, Director. Mr. Christensen has been a Director of the Company since 1994. Mr. Christensen has been a partner in the law firm of Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP, Los Angeles, California, for more than the last five years. Mr. Christensen is a Director of MGM Grand, Inc. (New York Stock Exchange).

     Robert Wynn, 63, Director. Mr. Wynn has been a Director of the Company since 1994. Mr. Wynn has been President and Chief Executive Officer of Mellodan Productions, Inc., Los Angeles, California, which is engaged in the production of television movies and series, for more than the last five years.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the three years ended December 31, 1995, 1994 and 1993 of those persons who were (1) the Chief Executive Officer and (2) executive officers of the Company during 1995 and whose cash compensation exceeded $100,000, for services performed by such persons for the Company during 1995.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                        LONG TERM COMPENSATION AWARDS
                        -------------------------------------------------     -------------------------------------------------
                                                                                            SECURITIES
                                                             OTHER ANNUAL     RESTRICTED    UNDERLYING         ALL OTHER
NAME & PRINCIPAL                    SALARY       BONUS       COMPENSATION     STOCK         OPTIONS/SARS       COMPENSATION (6)
POSITION                YEAR           $           $               $          AWARD(S)           #                   $
----------------        ----        ------       -----       ------------     ----------    ------------       ----------------
Burt Sugarman,         1995       1,000,000       -0-         26,774 (1)          -        1,899,202(2)            25,000(3)
Chairman of The        1994       1,000,000     600,000       76,579 (1)          -            -0-                174,038(3)
Board, President       1993         998,000       -0-         78,121 (1)          -            -0-                275,000(3)
and Chief
Executive Officer

Cathy L. Wood,         1995         166,123       -0-            -0-              -           55,000(5)              -0-
Vice President,        (4)
Secretary and
Chief Financial
Officer

(1) REPRESENTS INCOME IMPUTED TO MR. SUGARMAN FOR HIS PERSONAL USE OF COMPANY AIRPLANE AND AUTOMOBILE.

(2) 1,899,202 OPTIONS HELD BY MR. SUGARMAN EXERCISABLE AT $6.33 PER SHARE AND EXPIRING IN 1996, WERE CANCELED AND AN IDENTICAL NUMBER OF NEW OPTIONS WERE ISSUED TO HIM AT $6.75, WHICH WAS THEN THE CURRENT MARKET PRICE.

(3) REPRESENTS THE FOLLOWING AMOUNTS PAID TO MR. SUGARMAN BY RALLY'S: $25,000, $174,038 AND $275,000 FOR SERVICES AS CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF RALLY'S IN 1995, 1994 AND 1993, RESPECTIVELY. IN FEBRUARY 1994, MR. SUGARMAN CEASED SERVING AS CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF RALLY'S, HOWEVER, IN NOVEMBER 1994, MR. SUGARMAN REASSUMED THE DUTIES OF CHAIRMAN.

(4)  MS. WOOD JOINED THE COMPANY IN JANUARY 1995.

(5) MS. WOOD WAS GRANTED 45,000 OPTIONS IN MARCH 1995 AND 10,000 OPTIONS IN JULY 1995.

(6) PERSONAL BENEFITS PROVIDED TO MR. SUGARMAN AND MS. WOOD DID NOT EXCEED THE DISCLOSURE THRESHOLDS ESTABLISHED UNDER SECURITIES AND EXCHANGE COMMISSION ("SEC") RULES AND THEREFORE ARE NOT INCLUDED IN THIS TABLE.

(7) LONG-TERM INCENTIVE PLAN ("LTIP") PAYOUTS ($) WERE OMITTED AS NO LTIP PAYOUTS WERE MADE.


EMPLOYMENT CONTRACTS

     Mr. Sugarman is employed as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an Employment Agreement expiring December 31, 1998 pursuant to which Mr. Sugarman receives an annual base salary of $1,000,000, with an annual bonus in an amount determined from year to year by the Compensation Committee of the Board of Directors, at its discretion, and certain additional benefits. The Employment Agreement is terminable prior to December 31, 1998 (1) by the Company for cause (as defined therein) and (2) by Mr. Sugarman (a) for cause (as defined therein), (b) at any time for any reason, after December 31, 1995 or (c) if Mr. Sugarman ceases to own or control at least 10% of the common stock of the Company. Should the Employment Agreement be terminated by the Company without cause or by Mr. Sugarman for cause, Mr. Sugarman shall be entitled to continuation of all compensation and benefits through December 31, 1998, or for 24 months from termination, whichever period is longer.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company are compensated at a rate of $10,000 per annum plus $500 for each meeting of the Board of Directors attended. Members of the Audit Committee are compensated for their services thereon at the rate of $250 per meeting attended.

OPTION PLANS

     The Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the" Non-Qualified Plan"). Both the Incentive Plan and the Non-Qualified Plan were terminated in August 1995 and, thereafter, no further grants of options will be made under such plans. The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT common stock. As of December 31, 1995, no options were outstanding and options to purchase 6,000 shares have been exercised. The Non-Qualified Plan had provided for the grant of options to purchase 3,000,000 shares of GIANT common stock. As of December 31, 1995, options to purchase 2,126,000 were outstanding and options for 7,500 shares have been exercised. No options were exercised in 1995 under either plan. During 1995, 10 year options, vesting over 30 months, for 100,000 shares of GIANT common stock were granted to directors and officers of the Company under the Non-Qualified Plan and no options were granted under the Incentive Plan. In addition, 2,026,000 options held by Messrs. Sugarman and Gotterer, exercisable at $6.33 per share and expiring in 1996, were canceled and an identical number of new options were issued to such persons. Such new options have an exercise price of $6.75 per share, which was the fair market value of the shares at the time of the grant, and will expire in 2005. The new options (like the canceled options) are fully vested.

                          FISCAL YEAR END OPTION VALUE

                                                                                      VALUE OF UNEXERCISED IN-THE
                SHARES                                                                      MONEY OPTIONS AT
                ACQUIRED         VALUE         NUMBER OF UNEXERCISED OPTIONS AT          DECEMBER 31, 1995 (1)
NAME            ON EXERCISE    REALIZED($)            DECEMBER 31, 1995                      EXERCISABLE $
----            -----------    -----------   ----------------------------------       ---------------------------
                                             EXERCISABLE          UNEXERCISABLE
                                             -----------          -------------
Burt                -0-           -0-         1,899,202                  -0-                  $4,510,605
Sugarman

CATHY L.            -0-           -0-            15,000              40,000                       31,875
WOOD

(1) BASED UPON THE CLOSING PRICE OF THE COMPANY'S COMMON STOCK ON DECEMBER 31, 1995, MINUS THE OPTION EXERCISE PRICE OF (1) $6.75 PER SHARE FOR MR. SUGARMAN AND (2) $7.00 PER SHARE FOR MS WOOD. MR. SUGARMAN EXERCISED OPTIONS TO PURCHASE 300,000 SHARES OF COMMON STOCK IN FEBRUARY 1996. THE VALUE REALIZED, I.E., THE DIFFERENCE BETWEEN THE AGGREGATE CLOSING PRICE OF SUCH SHARES ON THE EXERCISE DATE AND THE AGGREGATE EXERCISE PRICE WAS $413,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             GRANT DATE
                                                                                               PRESENT
                                          INDIVIDUAL GRANTS                                  VALUE ($)(1)
                  ----------------------------------------------------------------           ------------

                                    % OF TOTAL
                                    OPTIONS/SARS
                                    GRANTED TO        EXERCISE OR
                  OPTIONS/SARS      EMPLOYEES         BASE PRICE        EXPIRATION
NAME                 GRANTED #      FISCAL YEAR          $/SH              DATE
----              ------------      ------------      -----------       ----------
Burt                1,899,202          97.2%              6.75          3/15/2005             8,319,000
Sugarman

Cathy L.               45,000           2.3%              7.00          2/28/2005               205,650
Wood                   10,000            .5%              6.88          7/31/2005                43,600

(1) Options are granted at market price on the day of the grant. The proxy rules require that either potential realizable values at assumed annual stock price appreciation rates or present values at the grant date be assigned to options. GIANT has chosen a present value method known as the "Black-Scholes option pricing model." The assumptions used to arrive at the values shown were as follows: expected volatility-38.8%, risk-free rate of return-7.4%, 7.3% and 6.6% for the February 28, 1995, March 15, 1995 and July 31, 1995 issuances, respectively, dividend yield-0% and time of exercise ten years. The choice of the Black-Scholes valuation method does not reflect any belief by GIANT's management that such method, or any other valuation method, can accurately assign a value to an option at the grant date.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1995, the Compensation and Option Committee of the Board of Directors consisted of David Gotterer and Terry Christensen. David Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, which received $142,000 from the Company for rendering consulting, financial and accounting services to the Company during 1995. Terry Christensen is a partner in the law firm of Christensen, White, which represents the Company in certain corporate and litigation matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership as of March 6, 1996 of the common stock by each of the Company's Directors as well as all officers and Directors as a group and the only stockholders who, to the knowledge of management of the Company, based upon filings with the SEC, are the beneficial owners of more than 5% of the outstanding shares of common stock.



NAME & ADDRESS                                 AMOUNT AND NATURE OF                  PERCENT OF CLASS (2)
---------------                                --------------------                  ----------------
OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP (1)
-------------------                            --------------------
Burt Sugarman                                 2,988,672 shares (3)                          46.86%
150 El Camino Drive
Beverly Hills, CA 90212

Fidelity National Financial, Inc.               695,489 shares (4)                          14.56%
17911 Von Karman Avenue
Irvine, CA 92714

The TCW Group, Inc.                             382,700 shares (5 )                           8.0%
865 South Figueroa Street
Los Angeles, CA 90017

Dimensional Fund Advisors, Inc.                 369,250 shares (6 )                          7.73%
1299 Ocean Avenue
Santa Monica, CA 90401

John A. Levin & Co. Inc.                        325,200 shares (7 )                           6.8%
One Rockefeller Plaza
New York, NY 10020

David Gotterer                                  239,250 shares (8)                           4.88%
400 Park Avenue
12th Floor
New York, NY 10022

Cathy L. Wood                                    16,000 shares (9)                            .34%
150 El Camino Drive
Beverly Hills, CA 90212

Terry N. Christensen                              7,167 shares (10)                           .15%
2121 Avenue of the Stars
18th Floor
Los Angeles, CA 90067

Robert Wynn                                       7,167 shares (11)                           .15%
3115 Olive Avenue
Burbank, CA 91505

All Directors and Executive Officers          3,258,256 shares (12)                         49.88%
as a group (5 persons)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         (cont.)

(1) Under the rules of the SEC, a person is deemed to be the beneficial owners of a security if such person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire ownership within 60 days as well as any securities owned by such person's spouse, children or other relatives living in the same house. Unless otherwise indicated, the named person has sole voting and investment power with respect to the share held by them.

(2) Computed on the basis of 4,778,385 shares of GIANT common stock issued and outstanding as of March 6, 1996.

(3) Includes 1,599,202 shares underlying presently exercisable stock options, does not include 20,550 shares owned by Mr. Sugarman's spouse and 2,000 shares owned as custodian of his minor child, as to which shares he disclaims beneficial ownership.

(4) As reported in an amendment, dated March 1, 1996, to the Schedule 13D filed by Fidelity and Foley, (1) Mr. Foley, Chairman of the Board and Chief Executive Officer of Fidelity and owner of 21.7% of the outstanding common stock of Fidelity, disclaims beneficial ownership of the 695,489 shares of the Company's common stock owned by Fidelity, and
         (2) Mr. Foley owns 10,000 shares of the Company's common stock. See
         ITEM 3. LEGAL PROCEEDINGS.

(5) As reported in a Schedule 13G, dated February 12, 1996, the TCW Group, Inc. (formerly known as TCW Management Company), a parent holding company, had, as of December 31, 1995, sole power to vote and to dispose of 382,700 shares. The Company has reason to believe that these shares were included in acquisitions of treasury stock subsequent to year end. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.

(6) As reported in a Schedule 13G, dated February 7, 1996, Dimensional Fund Advisor, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 369,250 shares of GIANT stock as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(7) As reported in a Schedule 13G, dated February 14, 1995, John A. Levin & Co., Inc., a registered investment adviser, had, as of December 31, 1994 the power to vote and to dispose of 325,200 shares.

(8) Includes 126,750 shares that Mr. Gotterer may purchase pursuant to presently exercisable stock options. Mr. Gotterer disclaims beneficial ownership of 63,375 of those shares under option, as a business partner is entitled to the beneficial ownership of the shares underlying the options.

(9)      Includes 15,000 shares underlying presently exercisable stock options.

(10)(11) Includes 6,667 shares underlying presently exercisable stock options.

(12) Includes 1,690,911 shares underlying presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In July 1991, Mr. Sugarman, without admitting or denying the allegations in a complaint filed by the SEC, consented to an Order of the United States District Court, District of Columbia, permanently enjoining him from violating
Section 17(a)(2) of the Securities Act of 1933 and paid $.6 million, plus prejudgment interest of $63,000. The SEC complaint had alleged that Mr. Sugarman violated Section 17(a)(2) in connection with purchases in October 1989 made by GIANT and others of shares of Rally's common stock. In 1991, GIANT indemnified Mr. Sugarman for amounts paid by him to the SEC and for his expenses in connection with the SEC investigation.

     David Gotterer, Vice Chairman and a Director of GIANT and of Rally's, is a senior partner in the accounting firm of Mason & Company, LLP, which received $142,000 from the Company for rendering consulting, financial and accounting services to the Company during 1995.

     Terry Christensen, a director of the Company, is a partner in the law firm of Christensen, White, which represents the Company in certain corporate and litigation matters.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         The following financial statements and schedules of Rally's are attached:

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Consolidated Balance Sheets as of January 1, 1995 and December 31, 1995

         Consolidated Statements of Operations for each of the three fiscal years in the period ended December 31, 1995

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 31, 1995

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 1995

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         Schedule II - Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 31, 1995

(2)      EXHIBITS

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (CONT.)

(2)      EXHIBITS (cont.)

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

3.1.3 Certificate of Amendment to Restated Certificate of Incorporation of Company, dated November 9, 1992 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

3.1.4 Certificate of Amendment to Restated Certificate of Incorporation, dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.5 Certificate of Designation of Series A Junior Participating Preferred Stock, dated January 12, 1996.

3.2 By-laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.2.1 By-laws of the Company, as amended (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated January 14, 1996, and incorporated herein by reference).

4.1      Rights Agreement of the Company, dated January 4, 1996 (filed as
         Exhibit 2.6 to the Company's Form 8-A, dated January 12, 1996, and incorporated herein by reference.)

10.1     1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit
         10.1.2 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2 Employment Agreement dated July 24, 1993, between the Company and Burt Sugarman (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.2.1 Stock Purchase Agreement, dated April 12, 1990, by and among KCC Delaware Company, a Delaware corporation, Golden State Newsprint Company, Inc., a Delaware corporation, and Smurfit International B.V., a Netherlands corporation ("Smurfit International") (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated May 8, 1990, and incorporated herein by reference).

10.2.2 Guaranty, dated April 12, 1990 executed by the Company in favor of Smurfit International (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated May 8, 1990, and incorporated herein by reference).

10.3 First Amendment to Loan and Security Agreement, dated October 6, 1994 between Giant Cement and CIT (filed as Exhibit 10.5.7 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.4 First Amendment to Credit Agreement, dated as of September 29, 1994, among Giant Cement, Keystone Cement and GECC (filed as Exhibit 10.6.4 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.5 Tax Sharing and Indemnification Agreement, dated as of September 27, 1994 between the Company and Giant Cement Holding, Inc. ("GCHI") (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 14, 1994, and incorporated herein by reference).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (cont.)

(2)      EXHIBITS (cont.)

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

10.6 Indemnification and Release Agreement, dated as of September 27, 1994, among the Company, KCC Delaware Company and GCHI (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 14, 1994 and incorporated herein by reference).

10.7* Note purchase agreement ($16 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996.

10.8* Note purchase agreement ($6 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996.

10.9* Short-term promissory note ($4.1 million) between GIANT (payee) and Rally's (maker), dated January 29, 1996.

10.10* Promissory note for advances of up to $2 million between GIANT (payee) and Rally's (maker), dated February 1, 1996.

10.11* Letter of Credit Reimbursement Agreement between GIANT and Rally's, dated February 1, 1996.

10.12* Letter of Credit Agreement between GIANT and Bank of America National Trust and Savings Association, dated February 23, 1996.

10.13* Amendment Number 1, dated March 18, 1996, to Letter of Credit Agreement between GIANT and Bank of America National Trust and Savings Association, dated February 23, 1996.

11*      Statement re: Computation of Per Share Earnings.

16 Letter from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission dated January 29, 1996 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated January 29, 1996, and incorporated herein by reference).

21*      Subsidiary List.

23.1*    Consent of Arthur Andersen LLP

23.2*    Consent of Arthur Andersen LLP

23.3*    Consent of Coopers & Lybrand L.L.P.

27*      Financial Data Schedules

 * FILED HEREWITH

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (cont.)

(2)      EXHIBITS (cont.)

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

(b)      REPORTS ON FORM 8-K:

         During the quarter ended December 31, 1995, the Company did not file any reports on Form 8-K

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

         Described in Item 14 (a) (1) of this Annual Report on Form 10-K.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         See Item 14 (a) (2) for financial statements for 50% or less owned persons and schedules included.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GIANT GROUP, LTD.
                                  Registrant


Date:  March 25, 1996       By:     /S/ BURT SUGARMAN
                                    -----------------
                                    Burt Sugarman
                                    Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25, 1996       By:     /S/ BURT SUGARMAN
                                    -----------------
                                    Burt Sugarman
                                    Chairman of the Board and
                                    Chief Executive Officer


Date:  March 25, 1996       By:     /S/CATHY L. WOOD
                                    ----------------
                                    Cathy L. Wood
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  March 25, 1996       By:     /S/DAVID GOTTERER
                                    -----------------
                                    David Gotterer
                                    Director


Date:  March 25, 1996       By:     /S/TERRY CHRISTENSEN
                                    --------------------
                                    Terry Christensen
                                    Director


Date:  March 25, 1996       By:     /S/ ROBERT WYNN
                                    ---------------
                                    Robert Wynn
                                    Director

                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1995
                                ITEM 14(a)(2)
                      FINANCIAL STATEMENTS AND SCHEDULES
                           RALLY'S HAMBURGERS, INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported a net loss of $46.9 million or $3.00 per share for the year ended December 31, 1995 compared with a net loss of $19.3 million or $1.42 per share for the year ended January 1, 1995. Results of operations for 1995 include charges of $12.9 million related to certain management actions and decisions recorded in the third quarter. Additionally, 1995 results include approximately $18.1 million of certain charges recorded in the fourth quarter related to (i) the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and (ii) other charges taken in the fourth quarter related to the disposal and planned disposal of certain excess properties. Results of 1994 include charges of approximately $17.3 million primarily related to asset writedowns and costs of slowing previously expected development. Results for 1993 include charges of approximately $12.6 million related to a major business restructuring program and other restaurant closings. These charges for all years presented have been segregated in the accompanying financial statements to enable clearer assessment of the underlying business performance and are discussed more fully below in "Restructuring Program, Other Restaurant Closures, and Other Charges." The full year's results of operations for 1993 also include an unusual item of approximately $2.0 million discussed in Note 11 to the accompanying financial statements related to a litigation settlement.

     As more fully discussed in Note 12 to the accompanying financial statements, the Company's effective tax rate applied to its book operating losses is significantly below statutory rates, due primarily to concerns as to the ultimate realizability of net operating loss carryforwards. Until operations improve or circumstances otherwise indicate that realization becomes more likely than not, no additional benefit will be recognized relative to these or to any future losses, if any.

     Faced with declining same store sales and profitability over the past three years, the Company has pursued a variety of options, including replacement of senior management team members, changing advertising agencies and significant use of outside consultants to formulate plans to stem the decline in same store sales and return the Company to profitability. Based on the facts and circumstances available at such different times, the Company's plans have been changed and adjusted and have resulted in the significant continuing charges reported in the caption, "Restructuring Program, Restaurant Closures and Other Charges," discussed individually and chronologically below. Despite the Company's actions to date, same store sales have been negative and profits continued to decline. Advertising expenses for 1995 were up over 20% year to year but failed to generate sufficient incremental revenues through promotion of a variety of new product offerings in the premium sandwich/chicken finger categories. The higher guest check averages of these product offerings were more than offset by real declines in guest counts. Additionally, the Company's new products had higher overall cost of sales than prior menu offerings. Restaurant operating expenses also increased primarily due to leverage issues in labor and semi-variable costs on lower unit volumes.

     During the third and fourth quarters, the Company attempted to increase sales volumes with a significant discounting promotion tied to its ten-year anniversary celebration. Although the Company believes this promotion solidified the positioning of its premier one-third pound, fully dressed double cheeseburger, the Big Buford(TM), the promotion exacerbated the margin and leverage issues experienced prior to the beginning of the discount period.

     The Company's current plans include four basic steps to stem the operational performance trend. First, the Company is addressing the same store sales declines by testing bold, new advertising and promotion strategies, selectively modifying price/value relationships vs. the Company's competitors and continuing to test co-branding. Second, the Company has closed many underperforming restaurants and is aggressively attempting to sell all non-productive assets. Third, the Company is reengineering its management and decision-making processes to improve its consumer responsiveness. Fourth, the Company is continuing to take actions to reduce its infrastructure costs to more affordable levels.

     The Company's decisions at various points in time over the last three years to constrict its operations through store closures have resulted in significant charges related primarily to disposable asset writedowns and occupancy costs on non-productive sites. These charges, including those recorded during the fourth quarter, 1995, are fully discussed below. Management believes that such decisions (and the resultant charges) were necessary steps to return the Company to a viable business base that can be successfully grown. Management believes that its current plan, highlighted above, is the most likely to return the Company to profitability and allow the Company to begin to carefully grow its number of distribution points. Subsequent to year-end, the Company has reduced its outstanding debt load by repurchasing, in a private transaction, $22 million face amount of its 9 7/8% Senior Notes due 2000 (see Note 16 to the accompanying financial statements). As further discussed in "Liquidity and Capital Resources," aggressive actions have been taken to sell non-productive assets.

     The Company believes its brand is still strong, ranking fourth overall in the August 1995 consumer perception rankings recently published by Restaurants and Institutions magazine. The overall ranking was consistent with the prior year ranking. The Company's value perception was the highest rated among the 13 rated entrants in the burger segment for the study as it has been for several years.

     Fourth quarter same store sales results were less negative than prior quarters and the best since fourth quarter, 1994. Through February 1996, the improvement in same store sales has continued in a majority of Company markets aggregating to positive same store sales in the low single digits year to date. The Company still faces intense competition and a significant debt load (although the debt load has been reduced, as discussed in Note 16 to the accompanying consolidated financial statements), as well as the challenge of increasing revenues and reducing expenses.

     As more fully discussed in Note 15 to the accompanying consolidated financial statements, the Company has elected to early adopt SFAS 121 resulting in a fourth quarter charge of $13.7 million. This charge represents impairment of the carrying value of the assets of 37 stores based on management's future cash flow estimates given current base lines and reasonable trend assumptions.

     During 1995, the Company completed the acquisition of the common stock and certain other assets of a ten store franchisee, Hampton Roads Foods, Inc., and the disposition of the common stock of a wholly-owned subsidiary, Beaman Corporation, its modular building manufacturer. These transactions are more fully described in Note 2 of the Consolidated Financial Statements.

     Further discussion of the factors affecting results of operations is included below.

RESTRUCTURING PROGRAM, OTHER RESTAURANT CLOSURES, AND OTHER CHARGES

     The Company entered 1993 with plans to rapidly develop and open over 100 new Company restaurants. Many of these units were targeted for new or underdeveloped markets. Under the Company's 1993 expansion strategy, the Company believed that rapid penetration of new or underdeveloped markets would result in the same favorable operating leverage and marketing efficiencies that it had experienced in its more developed markets.

     In late 1993, the Company decided to reassess the pace of its growth strategy, as it became apparent that many of its new restaurants, primarily those in certain of the new markets, were not performing at expected levels, despite allocation of incremental advertising funds into those markets. This allocation of advertising funds, the Company now believes, was unsuccessful in driving incremental sales in those certain markets and, moreover, reduced the Company's ability to maintain overall share of voice in its existing markets. The impact of the poor performance of those certain markets, therefore, decreased overall store level profitability while unfavorably impacting general and administrative cost ratios.

     As a result of these, and other factors, the Company decided in late 1993, to (i) significantly slow down its development of new restaurants and ultimately to close certain restaurants, (ii) exit certain markets and (iii) not to enter other markets. The Company also began developing plans to reduce restaurant operating expenses, general and administrative costs and costs associated with the development of new restaurants. The Company believed these strategies would help it maintain its everyday low price strategy for its products in the future and provide the best opportunity for improved profitability.

     During 1994, the Company implemented strategies designed to increase sales and profits at restaurant level. These strategies included, among others, discounting its products for certain periods of time in certain markets to respond to increased competition and the introduction of certain limited time only products and premium quality sandwiches which the Company believed would increase guest frequency and ticket averages. The Company's advertising campaign was also reviewed during 1994 resulting in the replacement in late 1994 of the Company's advertising agency. In July 1994, the Board of Directors reinstated a senior management team led by longtime Company restaurant operators to increase focus on improved operations. Despite these strategies, sales and profits of Company-owned restaurants, as a whole, did not adequately respond.

     Additionally, throughout 1994, the Company continued to monitor its growth strategy in relation to operating performance and available financial and management resources, and periodically made decisions to further reduce its planned new restaurant openings. Due to the individual decisions made at various times during the year, provisions of $9.3 million were made in the accompanying financial statements for the write-off of assets related to the previously incurred costs on construction projects to be abandoned, for the expected occupancy-related costs until disposal of sites which will not be developed, and for reduction to net realizable values of assets which, as a result of such decisions, were then considered to be surplus or impaired.
These charges are discussed in more detail below.

     In November 1994, the Board of Directors retained outside professional consultants to assist the Board and management in a critical evaluation of the Company's business. The culmination of this work was a plan designed to improve earnings and cash flow which was adopted by management. Part of the plan called for significant curtailment of new Company-owned restaurant development in 1995 and concentration of the Company's management and resources in certain of its existing Company markets. The plan also called for improving cash flows through (i) building revenues through premium sandwich offerings and limited time offers and (ii) selling all non-productive assets. The Company's management, therefore, began efforts to franchise or selectively otherwise divest of approximately 60 Company-owned stores. This strategy was expected to allow the Company to concentrate on regaining sales, profit and cash flow momentum in its other markets through stronger focus on a smaller number of markets. The Company believed that franchisees would be better able to concentrate on the units that had not been top performers and achieve near term improvement in the performance of those units. Efforts to franchise or divest of these stores were expected to encompass a combination of strategies such as sale, joint venture, leasing arrangements and external management contracts. As a result of this plan, the Company recorded a charge of $8.0 million in 1994, representing an estimate of the difference between the estimated net realizable value, given the then most likely divestiture/disposal plan, and the net book value of these restaurants and markets. Given that plan, the write-off included a charge of approximately $3.2 million which was reflected as a reserve against identifiable goodwill, territory rights and other intangible assets until final actions were consummated. The remaining $4.8 million was recorded as a reserve against property and equipment.

     Early in 1995, six of the 60 units, five of which were in one market, were closed and sublet. During the third quarter, 1995, management concluded that it was unlikely that much of the 1994 plan of disposal described above would be executable. For this reason, the Company then intended to close up to 16 of the remaining restaurants, resulting in an additional charge in the third quarter, 1995 of approximately $400,000 to reflect additional writedown of the property and equipment to currently estimated net realizable values and $2.3 million to record reserves for expected future occupancy related costs. Eight of these restaurants were closed as of December 31, 1995. Five of the sixteen restaurants that the Company had intended to close were in a single market. When a proposed transaction for the sale of all five properties could not be consummated early in 1996, the Company decided to continue to operate the market. This decision was based upon significant input from division operations management, who now have greater market level autonomy and decision making authority relative to the design of marketing, promotional, pricing and development strategies.

     The Company now expects to continue to operate 43 of the stores previously included in the original 60 restaurants. With the restaurant closings discussed above and without the burden of impending closure associated with the prior plan regarding these markets, management now believes that the markets represent acceptable growth opportunities for future development.

     Management also decided to close nine non-profitable restaurants in certain of its core markets resulting in charges in the third quarter of approximately $1.9 million related to the writedown of assets to their net realizable values and $1.9 million to record expected future occupancy related costs. Seven of these restaurants were closed as of December 31, 1995.

     During the third quarter, 1995, charges were recorded of approximately $3.3 million to dispose of the assets located on eight sites which had been operated as Company units and then leased to a former franchisee. The Company decided not to refranchise these units due to failure to identify a suitable franchise candidate which management believes has adequate and evident financial resources to successfully open the Houston market. This charge consisted of a writedown of approximately $2.7 million of the assets to their estimated net realizable values and reserves of approximately $600,000 for expected future occupancy related costs. See Note 11 to the accompanying consolidated financial statements.

     At December 31, 1995, the Company had available 54 modular restaurant buildings which were substantially completed, which were not expected to be assigned to future Company development. At the end of 1994, the Company estimated that it had available 52 excess modular buildings which were written down to the then estimated recoverable amounts. During the current year, expected Company development continued to be reduced and decisions were made regarding other restaurant closures. As a result, 18 more buildings have become excess. Additionally, 16 buildings have been sold, resulting in the current number of available buildings referenced above. In order to recognize the impact of the additional excess buildings and to more competitively price all of the modular buildings, the Company recorded charges of approximately $1.6 million in the third quarter, 1995 and $458,000 in the fourth quarter, 1995. Current expectations of net realizable value are based on the Company's experience related to marketing the buildings. The charges related to third quarter, 1995 closure decisions described above also included approximately $1.5 million related to an additional writedown on modular buildings which were previously utilized at those locations.

     The Company recorded approximately $1.5 million in charges in the third quarter, 1995 related to further writedowns on excess land idled by slowdowns in the Company's expansion plans. Such land had been scheduled to be auctioned during the fourth quarter, 1995. These auctions occurred in the fourth quarter and closed in the first quarter, 1996. The absolute auctions generated lower than anticipated sales prices, and additional losses of $1.1 million have been recorded in the fourth quarter, 1995. As further discussed in "Liquidity and Capital Resources," these sales provided cash flow of approximately $2.4 million, primarily in the first quarter, 1996.

     During the fourth quarter, 1995, the sublessee of five of the six sites closed under the November 1994 plan to close or dispose of up to 60 restaurants, defaulted on the terms of the sublease agreements, resulting in charges of $483,000 related to occupancy and $430,000 to reduce the carrying value of the tangible assets to management's estimate of fair value less cost to sell.

     Due to concerns for obsolescence and abnormal wear and tear associated with transport and storage of surplus equipment, management recorded an $820,000 writedown in December, 1995 of the equipment's carrying value of currently surplus equipment. Additionally, fourth quarter, 1995 charges totaling approximately $1.1 million have been recorded to reflect changes in estimates regarding the Company's remaining surplus assets and properties.

     The $9.3 million of charges recorded in 1994, discussed above, included the following.

     The Company recorded charges of $2.6 million related to abandoned projects, $300,000 related to the write-off of certain identifiable intangibles which were not expected to be recoverable and $450,000 to increase reserves previously provided on surplus assets due to the continued slowdown in the development of new restaurants. The costs related to abandoned projects represent writeoffs of recorded amounts not expected to be recovered ($1.6 million) and estimated occupancy costs until disposal ($1.0 million).

     Management decided to exit one of its non-core, underperforming markets and, at that time, recorded a charge of approximately $1.1 million primarily to cover writedown of assets ($800,000) and occupancy exposure ($300,000).

     Additionally, the Company wrote off intangible assets associated with an abandoned project site ($131,000), provided for the estimated occupancy exposure on abandoned project sites ($430,000) and provided for asset write-offs on projects to be abandoned ($443,000).

     Based upon the Company's estimates of the number of excess modular buildings and the then current estimate as to recoverability, the Company recorded a charge of $1.2 million in 1994. Included in the $2.6 million of charges noted above is $300,000 related to an additional writedown on modular buildings which had been assigned to projects subsequently abandoned after the end of the third quarter.

     During 1994, management determined that portions of the equipment, training, and installation expenditures related to its point of sale and back office restaurant systems' rapid installation resulted in higher costs or overbillings and did not ultimately add to the value of the Company's systems. Approximately $1.3 million of these costs were deemed to have no probable future economic benefit and were written off. In addition, due to the further curtailment of new store development, the writedown of the Company's point of sale and back office software recorded in 1993 was increased (approximately $300,000). Further, management also decided to remove from operation and not pursue further deployment of its high tech video ordering technology and, therefore, recorded a charge of $600,000 related to the hardware and software costs of this endeavor.

     The Company also recorded charges in 1994 of approximately $400,000 related to the recorded values of projects abandoned in 1994.

     The $12.6 million of charges recorded in 1993 included the following.

     The Company recorded charges of $11.9 million related to a major business restructuring program and other restaurant closings designed to improve the Company's profitability. As a result of these actions, the Company closed 20 restaurants in 8 markets (including certain markets which the Company has exited entirely), and abandoned its plans to build an additional 46 restaurants then under development.

     The restructuring program resulted in a charge against operations of approximately $9.6 million. Approximately $8 million of the charge related to asset writedowns, including writedowns to recoverable amounts of certain other assets whose recovery was dependent on previous development plans and the balance represented future occupancy-related expenses. The decision to close other restaurants resulted in an additional charge against operations during 1993 of approximately $2.3 million, of which approximately $1.8 million related to writedowns of assets, and the balance represented future occupancy-related expenses.

     In addition to the charges discussed above, the Company reached decisions during 1993 to reduce the carrying value of certain underperforming assets in non-core markets by approximately $700,000.

     As described above, a substantial portion of the charges in fiscals 1993, 1994 and 1995 related to asset writedowns. The remainder of the charges related substantially to the establishment of reserves for expected future occupancy-related costs. As of December 31, 1995, approximately $9.5 million remained in the reserve for expected future occupancy-related costs. Assets held for sale at December 31, 1995 resulting from these actions consist mainly of surplus land, buildings and equipment. The expected disposal dates for these assets are over the next 18 to 24 months. The carrying amounts of such assets to be disposed of are shown separately on the accompanying consolidated balance sheets. Secured indebtedness related to surplus assets totaled approximately $384,000 at December 31, 1995.

GENERAL

     Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Restaurant level margins represent Company-owned restaurant sales less these expenses expressed as a percentage of such sales. General and administrative expenses relate to both Company-owned restaurants and franchise operations.

     Until 1995, the growth in Company-owned and franchisee-owned restaurant sales had been primarily attributable to the opening or acquisition of restaurants because the number of restaurants opened or acquired in each period had been very significant when compared with the restaurants open at the start of each period. Changes in sales at individual restaurants between years have historically been less significant in explaining period to period variations in sales.

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income and operating data for the periods indicated:


                                                             FISCAL YEARS ENDED
                                        --------------------------------------------------------------
                                        DECEMBER 29,  JANUARY 3,  JANUARY 2,  JANUARY 1,  DECEMBER 31,
                                            1991        1993        1994        1995         1995
                                        ------------  ----------  ----------  ----------  ------------
Revenues:
Restaurant sales                            92.2%       93.6%       95.1%       95.8%         96.2%
Royalty fees                                 5.7         5.5         4.4         3.9           3.6
Area development fees                        1.7          .5          .2          .1            .1
Franchise fees                                .4          .4          .3          .2            .1
                                           ------      ------      -------     -------      --------
                                           100.0%      100.0%      100.0%      100.0%        100.0%
                                           ------      ------      -------     -------      --------
Costs and expenses:
Restaurant cost of sales (1)                37.5%       34.7%       35.2%       35.0%         35.7%
Restaurant operating expenses (1)           37.7        38.2        42.5        43.3          46.0
General and administrative expenses         10.4         9.8        10.5        10.1          10.4
Advertising and promotion expenses (1)       5.6         5.5         7.0         6.1           7.3
Depreciation and amortization (1)            4.5         4.8         6.1         7.9           7.2
Provision for restructuring program
    and other restaurant closures              -           -         7.2         9.3          16.4
Income (loss) from operations               10.9        12.5        (4.0)       (7.9)        (19.3)
Net other expense                            (.5)        (.7)       (3.7)       (5.1)         (5.3)
                                           ------      ------      -------     -------      --------
Income (loss) before income taxes           10.4        11.8        (7.7)      (13.0)        (24.6)
Net income (loss)                            6.4%        7.7%       (5.1)%     (10.3)%       (24.8)%
                                           ======      ======      =======     =======      ========
Number of restaurants:
Restaurants open at the beginning
of period                                    275         333         450         520           542
                                           ------      ------      -------     -------      --------
Company restaurants opened (closed or
    transferred), net during period           15          81          55          (2)          (11)
Franchised restaurants opened (closed
    or transferred), net during period        43          36          15          24           (50)
                                           ------      ------      -------     -------      --------
Total restaurants opened (closed or
transferred), net during period               58         117          70          22           (61)
                                           ------      ------      -------     -------      --------
Total restaurants open at end of period      333         450         520         542           481
                                           ======      ======      =======     =======      ========

(1)  As a percentage of restaurant sales.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1995 Compared With Fiscal Year Ended January 1, 1995

     Systemwide sales declined 4% for 1995 to $355.7 million compared with $370.1 million a year ago. This decrease was the result of store closings and a decline of 5% in systemwide same store sales, offset in part by the full-year impact of 1994 store openings.

     Total revenue increased 1% from $186.3 million in 1994 to $188.9 million in 1995. Company-owned restaurant sales increased 2% to $181.8 million. This increase was primarily attributable to the impact of the acquisition of ten units in Hampton Roads, Virginia from a franchisee as discussed above in Item 1, "Recent Acquisition and Disposition", offset in part by a 4% decline in Company-owned same store sales. The ten units in Hampton Roads, Virginia have been included in the Company's calculation of same store sales for the full year of 1995. Royalty fees decreased 6% in 1995 due to a 6% decline in franchise same store sales and the impact of the Hampton Roads, Virginia acquisition.

     Restaurant cost of sales, as a percentage of sales, increased to 35.7% for 1995 compared with 35.0% for 1994. This increase resulted primarily from the dramatic shift of product mix sold, reflecting the impact of the introduction of our Big Buford(TM) sandwich early in 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. Secondary factors include aggressive discounting during the Company's tenth anniversary promotion, selective product repricing in the fourth quarter and significantly higher paper cost in 1995 due to a higher commodity cost and improved product packaging. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

     Restaurant operating expenses were 46% of sales for 1995 compared with 43.3% for 1994. This increase as a percentage of sales is primarily attributable to higher labor, occupancy and repair and maintenance costs and to the decline in same store sales resulting in the Company's inability to adequately leverage the non-variable components of lease costs and labor costs. The higher labor costs were also impacted by an increased average wage rate, higher levels of management staffing, and poor maintenance and execution of the Company's store level labor management system. The Company has, late in the fourth quarter, 1995, instituted process changes to better control its labor costs.

     General and administrative expenses in 1995, on both a dollar and a percentage of sales basis, were higher than in 1994 primarily due to a charge of approximately $1.5 million related to uncertainty of collection of certain receivables, offset partly by cost reduction initiatives implemented during 1995. The Company will continue efforts to drive down its overhead costs to more affordable levels.

     Advertising expenses increased in 1995 to $13.2 million or 7.3% of sales, as compared with $10.9 million or 6.1% of sales in 1994. This increase is primarily attributable to higher levels of advertising expenditures related to new product introductions, summer sweepstakes promotion and the tenth anniversary promotion. Incremental advertising dollars were not effective in driving incremental sales dollars at rates previously achieved.

     Depreciation and amortization decreased in 1995 to $13.0 million as compared to $14.1 million in 1994. This decrease is primarily due to a decrease in the number of properties in operation in 1995 and asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995.

     Interest expense increased in 1995 to $10.7 million as compared to $9.7 million in 1994 primarily due to the debt incurred as part of the acquisition of HRF, discussed above.

     Interest income was higher in 1995 than in 1994 due primarily to a significant increase in the average daily invested amounts. See "Liquidity and Capital Resources".

     The Company recognized other income of $200,000 in 1995 as compared with other expense of $400,000 in 1994. The increase was primarily attributable to the loss recorded in 1994 of approximately $300,000 related to the sale of Beaman (see Note 1 to the consolidated financial statements). The remainder of the increase is attributable to the difference in investment gains and losses between years.

     As more fully discussed in Note 12 to the accompanying financial statements, the cumulative impact of the Company's book operating losses in the last three fiscal years has resulted in management's evaluation that the realizability of the tax benefits related to those operating losses may not be fully realizable within the statutory carryforward period. The effective tax rate applied to those losses in the accompanying income statement, therefore, is significantly below statutory rates. Until operations improve or circumstances otherwise indicate that realization becomes more likely than not, no benefit will be recognized relative to these or to any future losses.

Fiscal Year Ended January 1, 1995 Compared With Fiscal Year Ended January 2,
1994

     Systemwide sales grew 4% for 1994 to $370.1 million compared with $354.7 million for the same period of 1993. This increase was the result of additional restaurants being open in 1994 versus 1993, offset in part by a decrease in systemwide same store sales of 4.6% in 1994 compared with 1993. The Company believes that the pricing strategies of certain of its competitors had an adverse impact on systemwide sales in 1994.

     Company-owned restaurant sales grew 7.6% to $178.5 million in 1994 compared with $165.8 million for 1993. This increase was the result of store weeks operated in each year offset by a decrease of 3% in Company-owned same store sales.

     Royalty fees declined 5% to $7.3 million in 1994 compared with $7.7 million for 1993. This decline is primarily attributable to a decline in franchise same stores sales of approximately 6% for 1994. During 1994, franchisees opened 36 units, acquired 12 units from the Company, and closed 24 units, 18 of which resulted from the Checker's transaction discussed in Note 2 of the consolidated financial statements.

     Restaurant cost of sales decreased slightly as a percentage of sales to 35.0% for 1994 compared with 35.2% for 1993. This reflects lower overall costs of commodities used in its operations.

     Restaurant operating expenses were 43.3% of sales in 1994 compared with 42.5% in 1993. This increase was primarily attributable to higher level of repair and maintenance due to the general aging of the store base and to maintenance of the Company's technology investments, increased lease costs, and higher property taxes expressed as percentages of sales. The impact of such increased costs were exacerbated by same store sales declines. These increases were offset, in part, by improved labor costs and by the reversal of the remaining balance of an accrual established in the third quarter of 1993 for the potential write-off of assets to be replaced in remodeling certain of its restaurants (approximately $350,000). The Company decided not to pursue this remodeling plan.

     General and administrative expenses expressed as a percent of total revenues were lower at 10.1% in 1994 versus 10.5% in 1993. This decline as a percentage of revenues was primarily due to higher total revenues in 1994. In September 1994, the Company further reduced the size of its corporate staff.

     Advertising and promotion expenses were 6.1% of sales in 1994 compared with 7.0% in 1993. This decline was primarily due to less media spending on new product introductions in 1994.

     Depreciation and amortization increased $4.1 million in 1994 compared with 1993, and represents 7.9% of sales in 1994 versus 6.1% of sales in 1993. Substantially all of this increase was due to deployment of additional assets combined with the impact of lower same store sales volumes. Additionally, effective July 4, 1994, the Company revised its estimate of the future benefit period of costs associated with opening its new restaurants from 12 months to 3 months, which the Company believes more closely matched the period benefited by such expenditures. The impact of the change for the year ended January 1, 1995, was an increase in amortization expense of approximately $286,000 and was adopted to more accurately account for the future benefit of preopening costs. The impact of this revision was reflected in depreciation and amortization expense in the accompanying consolidated financial statements.

     Interest expense on the Senior Notes and other debt increased in 1994 compared with 1993 primarily due to the length of time the Senior Notes were outstanding in the respective periods.

     Interest income declined in 1994 compared with 1993 primarily due to the lower average invested amounts of Senior Notes proceeds.

     Other expense increased in 1994 compared with 1993 primarily due to the realization of net investment losses in 1994 (approximately $227,000) versus the realization of net investment gains in 1993 (approximately $595,000). In addition, the Company recorded a loss of approximately $300,000 related to the sale of Beaman. See Note 2 to Consolidated Financial Statements.

     As more fully discussed in Note 12 to the accompanying financial statements, the cumulative impact of its book operating losses in the last two years has resulted in management's evaluation that the realizability of the tax benefits related to those operating losses may not be fully realizable within the statutory carryforward period. The effective tax rate applied to those losses in the accompanying income statement, therefore, is significantly below statutory rates. Until operations improve or circumstances otherwise indicate that realization becomes more likely than not, no benefit will be recognized relative to these or to any future losses.

Liquidity and Capital Resources

     The Company's cash flow from operating activity was approximately $8.2 million for 1995 compared with $8.8 million for 1994 and $10.0 million for 1993. The slight decrease in 1995 from 1994 resulted primarily from declining net income, somewhat offset by higher accrued liabilities associated with advertising, workers compensation costs, and other miscellaneous accruals. The difference between 1994 and 1993 is primarily a result of declining net income and working capital uses of cash as a result of increasing receivable balances and lower deferred tax and other liabilities.

     The Company's 1995 significant charges and writedowns of $31.0 million further addressed in Note 3 to the accompanying consolidated financial statements and in the caption "Restructuring Program, Other Restaurant Closures and Other Charges" in "Management's Discussions and Analysis of Financial Condition and Results of Operations," did not affect cash flow. The aggregate anticipated impact on future net cash out flows related to all surplus properties are approximately $9.5 million in future occupancy-related expenses, the majority to occur over the next 24 months, and approximately $6.0 million to be derived from the sale of surplus assets. However, the ability of the Company to generate such cash flows cannot be assured, and the ultimate timing of receipt cannot be predicted at this time. During the first quarter 1996, the Company closed on eleven properties auctioned in the fourth quarter, 1995. The amount realized from these closings, $2.4 million, was included in "Current assets" in the accompanying financial statements.

     Capital expenditures of approximately $3.4 million for 1995 were funded primarily through operations and existing cash balances. These expenditures were primarily devoted to new store construction (approximately $1.6 million), which includes final payments on stores opened in the fourth quarter of 1994, and three stores opened in 1995. The remainder of capital expenditures were for the purchase and installation of certain equipment supporting the premium sandwich strategy, co-branding and replacement capital.

     The Company intends to open approximately ten new restaurants in fiscal 1996 and expects full year capital expenditures to be in the range of $5 million to $6 million, inclusive of replacement capital. This level of new unit development is greater than that of 1995 (three units) but significantly below the 1994 and 1993 levels of 36 and 56 new units, respectively.

     During 1995, the Company received funds totaling approximately $783,000 on land contracts covering four fee properties which are the subject of an aggregate amount of $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The Company may seek to obtain additional such financing from the lender although there is no binding commitment between the parties at this time.

     As noted above, the Company is actively marketing the assets included in the captions "Assets held for sale" in the accompanying consolidated balance sheets and expects realization in cash over the next 18 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market values less costs to sell. There can be no assurances that these values will be realized. Exclusive of the disposition of Beaman discussed below, approximately $2.5 million was generated during fiscal 1995 from the sale of such assets. Approximately $384,000 of future amounts to be generated from the sale of certain of the remaining assets will be required to liquidate the related remaining outstanding balances of certain secured indebtedness. Subsequent to year-end, the Company reduced this outstanding indebtedness by approximately $176,000 with proceeds from the sale of certain of these properties. The Company is in default of certain covenants of this indebtedness and has classified it in current liabilities in the accompanying balance sheets. The debt instruments are not accelerated by the defaults although proceeds of the sale of the secured assets must be applied against the debt.

     In February 1995, the Company completed the acquisition of ten operating Rally's restaurants in the Hampton Roads, Virginia market for a total consideration of $9.1 million, including assumed notes to banks and other liabilities of approximately $654,000 and capital lease obligations of approximately $1.3 million. Approximately $1.9 million, net of cash acquired, was paid for the acquisition of Hampton Roads Foods, Inc. The remainder of the purchase price is to be paid over the next six years pursuant to a secured promissory note, bearing interest at 9%.

     Principal payments of debt and capital leases totaled approximately $2.7 million during fiscal 1995. Interest payments on the Senior Notes are due June 15 and December 15 and totaled approximately $8.4 million for 1995. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the notes issued with the balance maturing on June 15, 2000.

     In January 1996, the Company repurchased, in two transactions, $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. As of March 6, 1996, GIANT beneficially owns 47.42% of the Company's Common Stock and may be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note due in three installments of principal and interest, bearing interest at prime. These purchases are expected to reduce total interest expense by approximately $1.9 million during 1996, net of interest expense incurred on the short-term note The repurchase reduces the sinking fund requirement, noted above, by $22 million to approximately $6.3 million.

     In February 1996, the Company obtained a one-year credit facility from GIANT evidenced by a note payable for up to $2 million. The facility is renewable for one or more years at the discretion of GIANT and GIANT is not obligated to make any advance under this agreement. As of March 6, 1996, approximately $600,000 was outstanding under this facility, currently bearing interest at 8.25%. The note's interest rate fluctuates with the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. The maximum amount advanced under this facility to date was $1.6 million.

     The Company has not reported a profit in any quarter since June 1993. Although the Company believes existing cash balances, cash flow from operations, cash flow from the sale of assets and available tax refunds should be sufficient to fund its operations and obligations for 1996, the ability of the Company to satisfy its remaining obligations under the Senior Notes will be dependent on the Company, among other factors, successfully increasing revenues and returning the Company to profitability.

     As further discussed in Note 15(e), a change in control of the Company's most significant shareholder, GIANT, would trigger a call provision in the Company's indenture requiring it to offer to repurchase the outstanding Senior Notes at 101% of face value. Such a call, if triggered, would force the Company to renegotiate the terms of the Senior Notes. The Company's ability to successfully renegotiate the terms is not known at this time. Based on information presently available, the Company believes it to be remote that the change in control provision of the Senior Notes will be triggered.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 1, 1995 AND DECEMBER 31, 1995
              (In thousands, except shares and per share amounts)

                                                                                                  JANUARY 1,       DECEMBER 31,
                                                                                                    1995              1995
                                                                                                  ----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $  2,707         $  9,494
  Investments                                                                                        4,085            4,933
  Royalties receivable, including $227 and $483 from related parties at January 1, 1995 and
    December 31, 1995, respectively, net of a reserve for doubtful accounts of $402 and $922 at
    January 1, 1995 and December 31, 1995, respectively                                              1,016              818
  Accounts and other receivables, net of a reserve for doubtful accounts of $176 and $453 at
    January 1, 1995 and December 31, 1995, respectively                                              3,893            2,131
  Inventory, at lower of cost or market                                                                943            1,056
  Current portion of notes receivable, including $108 and $10 from related parties at
    January 1, 1995 and December 31, 1995, respectively, net of a reserve for doubtful accounts
    of $109 at December 31, 1995                                                                       250              113
  Prepaid expenses and other current assets                                                          1,382            1,131
  Assets held for sale                                                                                   -            2,506
                                                                                                  --------         --------
             Total current assets                                                                   14,276           22,182

Assets held for sale                                                                                10,930            3,517
Net property and equipment, at historical cost                                                     113,009           78,683
Notes receivable, less current portion, including $197 and $165 from related parties at
  January 1, 1995 and December 31, 1995, respectively, net of a reserve for doubtful accounts
  of $433 at December 31, 1995                                                                         441              676
Intangible and other assets, less accumulated amortization of $4,743 and $6,888 at
  January 1, 1995 and December 31, 1995, respectively                                               30,760           32,334
                                                                                                  --------         --------
             Total assets                                                                         $169,416         $137,392
                                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                $  8,263         $  8,773
  Accrued liabilities                                                                               10,319           15,959
  Current maturities of long-term debt and obligations under capital leases                          2,494           17,544
                                                                                                  --------         --------
             Total current liabilities                                                              21,076           42,276

Senior notes, less current maturities, net of discount of $897 and $768 at January 1, 1995
  and December 31 1995, respectively                                                                84,103           69,034
Long-term debt, less current maturities                                                              2,105            5,749
Obligations under capital leases, less current maturities                                            5,439            5,631
Other liabilities                                                                                    3,206            8,030
                                                                                                  --------         --------
             Total liabilities                                                                     115,929          130,720
                                                                                                  --------         --------

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 15,837,000 and 15,927,000 shares
  issued at January 1, 1995 and December 31, 1995, respectively                                      1,584            1,593
Additional paid-in capital                                                                          60,610           60,804
Less:  Treasury shares, 239,000 and 273,000 shares at January 1, 1995 and
  December 31, 1995, respectively                                                                   (2,009)          (2,108)
Retained deficit                                                                                    (6,698)         (53,617)
                                                                                                  --------         --------
Total shareholders' equity                                                                          53,487            6,672
                                                                                                  --------         --------
Total liabilities and shareholders' equity                                                        $169,416         $137,392
                                                                                                  ========         ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995, AND DECEMBER 31, 1995
                   (In thousands, except per share amounts)

                                                                     FISCAL YEARS ENDED
                                                         --------------------------------------------
                                                         JANUARY 2,        JANUARY 1,     DECEMBER 31,
                                                            1994             1995            1995
                                                         ----------        ----------     -----------
REVENUES:
  Restaurant sales                                         $165,829        $178,476        $181,778
  Royalty fees                                                7,674           7,294           6,855
  Franchise fees                                                571             328             106
  Area development fees                                         272             220             120
                                                           --------        --------        --------
         Total revenues                                     174,346         186,318         188,859

COSTS AND EXPENSES:
  Restaurant costs of sales                                  58,345          62,518          64,813
  Restaurant operating expenses exclusive of depreciation
     and amortization and other operating expenses shown
     separately below                                        70,504           77,292          83,671
   General and administrative expenses                       18,344           18,848          19,606
   Advertising and promotion expenses                        11,589           10,898          13,188
   Depreciation and amortization                             10,063           14,139          13,006
   Provision for restructuring program, other restaurant
     closures, and other charges                             12,551           17,259          31,045
                                                           --------        ---------       ---------
         Total costs and expenses                           181,396          200,954         225,329
                                                           --------        ---------       ---------

Loss from operations                                         (7,050)         (14,636)        (36,470)
                                                           --------        ---------       ---------

OTHER INCOME (EXPENSE):
   Interest expense                                          (7,270)          (9,742)        (10,682)
   Interest income                                            2,186              477             538
   Other                                                        651             (354)            234
                                                           --------        ---------       ---------
         Total other (expense)                               (4,433)          (9,619)         (9,910)
                                                           --------        ---------       ---------

         Loss before unusual item and income taxes          (11,483)         (24,255)        (46,380)

Litigation settlement (Note 11)                               2,000                -               -
                                                           --------        ---------       ---------

Loss before income taxes                                    (13,483)         (24,255)        (46,380)

PROVISION (BENEFIT) FOR INCOME TAXES                         (4,576)          (4,982)            539
                                                           --------        ---------       ----------

         Net loss                                          $ (8,907)       $ (19,273)      $ (46,919)
                                                           ========        =========       =========
Loss per common and common equivalent share                $  (0.67)       $   (1.42)      $   (3.00)
                                                           ========        =========       =========
Weighted average shares outstanding                          13,207           13,564          15,620
                                                          =========        =========       =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In thousands)

                                                              TREASURY STOCK AND
                                        COMMON STOCK           CONTINGENT SHARES
                                ---------------------------   -------------------
                                                                                   ADDITIONAL  RETAINED
                                  SHARES    SHARES                                  PAID-IN    EARNINGS     TOTAL
                                AUTHORIZED  ISSUED   AMOUNT    SHARES      AMOUNT   CAPITAL    (DEFICIT)    EQUITY
                                ----------  ------   ------    ------      ------  ----------  ---------    ------

Balances at January 3, 1993        25,000  12,520   $1,252        (287)    $(2,241)   $40,790   $ 21,482   $ 61,283
Issuance of common stock                -     235       24           -           -      1,314          -      1,338
Acquisitions                            -     513       51           -           -      8,475          -      8,526
Contingent shares earnout               -       -        -          48         232          -          -        232
Tax benefit of nonqualified
  stock options                         -       -        -           -           -         55          -         55
Net loss                                -       -        -           -           -          -     (8,907)    (8,907)
                                   ------  ------   ------        -----    -------    -------   --------   --------
Balances at January 2, 1994        25,000  13,268    1,327        (239)     (2,009)    50,634     12,575     62,527

Issuance of common stock                -   2,569      257           -           -      9,976          -     10,233
Net loss                                -       -        -           -           -          -    (19,273)   (19,273)
                                   ------  ------   ------        -----    -------    -------   --------   --------
Balances at January 1, 1995        25,000  15,837    1,584        (239)     (2,009)    60,610     (6,698)    53,487

Amendment to the Charter (A)       25,000       -        -           -           -          -          -
Issuance of common stock                -      90        9           -           -        194          -        203
Treasury stock acquired                 -       -        -         (34)        (99)         -          -        (99)
Net loss                                -       -        -           -           -          -    (46,919)   (46,919)
                                   ------  ------   ------        -----    -------    -------   --------   --------
Balances at December 31, 1995      50,000  15,927   $1,593        (273)    $(2,108)   $60,804   $(53,617)  $  6,672
                                   ======  ======   ======        =====    =======    =======   ========   ========


(A) On May 13, 1995, stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 50,000,000.


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             (In thousands)


                                                                      FISCAL YEARS ENDED
                                                          ---------------------------------------------
                                                          JANUARY 2,      JANUARY 1,        DECEMBER 31,
                                                            1994            1995               1995
                                                          ----------      ----------        ------------

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
Net (loss)                                                 $(8,907)        $(19,273)           $(46,919)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                             10,063           14,139              13,006
  Provision for restructuring program, other restaurant
     closures and other charges                             12,551           17,259              31,045
  Provision for losses on receivables                          207              377               1,507
  Other                                                        518              568               2,276
  Changes in assets and liabilities net of effects from
    business combinations:
      (Increase) decrease in assets: Receivables            (1,633)          (1,810)                775
      Inventory                                               (187)             (14)                (63)
      Prepaid expenses and other current assets             (1,182)              752                185
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                (600)              187              7,815
      Deferred income taxes                                 (1,490)           (1,524)                 -
      Other liabilities                                        717            (1,824)            (1,424)
                                                           -------          --------           --------
        Net cash provided by operating activities           10,057             8,837              8,203
                                                           -------          --------           --------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
  (Increase) decrease in investments                       (12,836)            9,022               (848)
  Notes receivable                                             730               429                154
  Preopening costs                                          (2,068)             (832)               (45)
  Capital expenditures                                     (56,805)          (19,808)            (3,405)
  Proceeds from the sale of property and equipment               -             2,525              4,266
  (Increase) decrease in other assets                       (8,245)           (3,999)               181
  Acquisition of businesses, net of cash acquired           (2,321)           (1,836)            (1,931)
  Proceeds from the sale of a business                           -                 -              2,730
  Tax benefit of nonqualified stock options                     55                 -                  -
                                                           -------          --------           --------
        Net cash provided by (used in) investing
          activities                                       (81,490)          (14,499)             1,102
                                                           -------          --------           --------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
  Payment of organization and development costs                (29)               (4)                (3)
  Net borrowings (repayments) under line of credit          (8,500)                -                  -
  Proceeds from debt                                         2,631                 -                  -
  Principal payments of debt                                (3,791)           (5,538)            (2,114)
  Proceeds from the issuance of senior notes                83,899                 -                  -
  Issuance of common stock, net of costs of issuance         1,338            10,233                203
  Principal payments on capital lease obligations             (493)             (393)              (604)
                                                           -------          --------           --------
        Net cash provided from (used in) financing
          activities                                        75,055             4,298             (2,518)
                                                           -------          --------           --------
        Net increase (decrease) in cash                      3,622            (1,364)             6,787

CASH AND CASH EQUIVALENTS, beginning of period                 449             4,071              2,707
                                                           -------          --------           --------
CASH AND CASH EQUIVALENTS, end of period                   $ 4,071          $  2,707           $  9,494
                                                           =======          ========           ========


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

           Rally's is one of the largest chains of double drive-thru restaurants in the United States. At March 6, 1996, the Rally's system included 481 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 238 Company-owned and 243 franchised restaurants. The Company's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. The Company serves the drive-thru and take-out segments of the quick-service restaurant market. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

           Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings. The manufacturing business was sold in January 1995 (see Note 2).

           The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, when actual transactions anticipated are consummated.
      In addition, despite management diligence, changes in estimates do and will continue to occur due to changes in available relevant data and consummation of the events and transactions. The statements are prepared on a going concern basis. Certain of the most significant estimates include useful lives assigned to depreciable/amortizable assets, fair value less costs to sell of long-lived assets held for sale, fair value of long-lived assets held for use, future net occupancy costs related to closed/disposable properties, accruals for the Company's self-insured and high deductible insurance programs, and disclosures regarding commitments and contingencies.

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

   D) INTEREST COSTS

           Interest costs incurred during the construction of restaurants are capitalized as a component of the cost of the restaurants and are amortized on a straight-line basis over the estimated useful lives of the restaurants. The amounts capitalized for the fiscal years ended January 2, 1994, January 1, 1995 and December 31, 1995 were approximately $1.7 million, $490,000 and $30,000, respectively.

   E) INVENTORY

           Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

   F) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                           FISCAL YEARS ENDED
                                                  ---------------------------------------
                                                  JANUARY 2,    JANUARY 1,   DECEMBER 31,
                                                    1994          1995          1995
                                                  ----------    ----------   ------------
Interest paid (net of amount capitalized)          $6,950        $9,760        $10,679
Income taxes paid                                   1,001           163            212
Capital lease obligations incurred                      -             -          1,616


         The purchase of HRF described in Note 2 was recorded as follows:


                                        FISCAL
                                      YEAR ENDED
                                      ------------
                                      DECEMBER 31,
                                         1995
                                      ------------
Fair value of assets acquired            $ 9,133
Cash paid                                 (2,125)
                                         -------
Liabilities assumed                      $ 7,008
                                         =======

           As a result of the sale of Beaman discussed in Note 2, the Company recorded a note receivable of approximately $347,000, discounted at 12.5%. This non-cash transaction has been excluded from the consolidated statement of cash flows.

           During fiscal 1995, the Company accepted notes due within two years, bearing interest at rates previously specified in the underlying franchise agreements, for certain receivables from franchises in the aggregate amount of approximately $542,000. Of this aggregate amount, $140,000 has been classified under the caption "Current Portion of Notes Receivable" in the accompanying consolidated financial statements with the remainder included under the caption "Notes Receivable, Less Current Portion."

           For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at January 1, 1995 and December 31, 1995 were $1.1 million and $6.8 million, respectively. Cash and cash equivalents at December 31, 1995 include $683,000 of restricted cash. This amount is held in various Certificates of Deposit as collateral for Letters of Credit.

   G) LOSS PER SHARE

           Loss per share is calculated based upon the weighted average shares and common equivalent shares outstanding during the periods.

   H) INTANGIBLE AND OTHER ASSETS

           Intangible and other assets consist of the following:


                                                       JANUARY 1,    DECEMBER 31,     AMORTIZATION
                                                         1995           1995            PERIODS
                                                       ----------    -----------      ------------

Goodwill                                               $12,964         $12,624         20-25 years
Reacquired franchise rights, franchised restaurant
  conversion costs, location advantage, and other
  intangible assets (Note 2)                            14,521          20,438         10-25 years
Senior notes offering costs (Note 9)                     2,960           2,960             7 years
Non-compete agreements                                   1,746           1,179           3-5 years
Workers' compensation deposits                           1,785           1,116               N/A
Organization and development costs                         449             444             5 years
Other                                                    1,078             461           1-5 years
Less accumulated amortization                           (4,743)         (6,888)
                                                       -------         -------
Total                                                  $30,760         $32,334
                                                       =======         =======

           Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill and other intangibles in measuring whether the goodwill and other intangibles are recoverable.

   I) RECLASSIFICATION

           Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 31, 1995. Such reclassifications had no effect on previously reported net income.

2. ACQUISITIONS AND DISPOSITION

        On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approximately $7.2 million, of which approximately $2.1 million was paid in cash and the remainder will be paid over the next six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $654,000 of notes payable and other liabilities and HRF's lease obligations, including capital lease obligations of approximately $1.3 million. HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton Roads and Norfolk, Virginia area. The acquisition of HRF was accounted for as a purchase.

        The total purchase price of approximately $9.1 million has been allocated in the accompanying balance sheet as net property and equipment (approximately $2.1 million) and as intangible and other assets (approximately $6.7 million). The remainder of the purchase price, approximately $319,000, was allocated to various current assets. The intangible and other asset amounts include a noncompete (approximately $150,000) which is being amortized over five years and reacquired franchise and territory rights (approximately $6.6 million) which are being amortized over 15 years.

        On December 17, 1992, the Company (through its wholly-owned subsidiary MAC 1, Inc.) entered into an agreement for the acquisition of all the common stock of Beaman Corporation ("Beaman"). Beaman is a manufacturer of modular buildings and a supplier of Rally's modular restaurant buildings. At the date of the agreement, Beaman was in reorganization under Chapter 11 of the United States Bankruptcy Code. On January 19, 1994, the Bankruptcy Court approved the Beaman Plan of Reorganization giving the Company control of Beaman. On January 30, 1995, the Company sold all of the shares of common stock of Beaman for approximately $3.1 million, of which approximately $2.7 million was paid in cash and the remainder to be paid pursuant to a non-interest bearing, unsecured promissory note with two equal payments due on January 30, 1997 and 1998. This sale resulted in a 1994 pre-tax loss of approximately $300,000, recorded in the caption "Other." Rally's investment in Beaman at January 1, 1995 has been included under the caption "Assets held for sale" at its net realizable value in the accompanying consolidated financial statements.

        In May 1994, the Company entered into an agreement for exchange of properties and waiver of certain rights with Checkers Drive-In Restaurants, Inc. pursuant to which it acquired, leased, or received an assignment for existing leases for five Checkers restaurants, converting them to Rally's restaurants, and an additional 13 existing Checkers restaurant locations.
   In exchange, Checkers acquired one Company-owned restaurant, two additional Company-owned Rally's locations and Rally's agreement to allow three Rally's franchisees operating 18 Rally's restaurants to sell such restaurants to Checkers. The acquisition of these restaurants and locations has been accounted for as a purchase. The purchase price of approximately $3.2 million has been allocated in the accompanying balance sheet as Net property and equipment (approximately $600,000) and as Intangible and other assets (approximately $2.6 million). The intangible and other asset amounts are being amortized over the initial term of the underlying leases, predominately ten years. This non-cash transaction has been excluded from the consolidated statement of cash flows. Concurrent with the closing of the property exchange described above, the parties entered into two additional agreements. The first defined certain items of building and other trade dress to be uniquely Checkers'. Rally's agreed to avoid such trade dress in its future development, after completion of all of its then current construction in process and utilization of all of its then current supply of modular buildings. Such contemplated changes were in line with Rally's pre-existing plans for its future development. The second agreement between the parties obligated each to avoid certain actions of interference for a defined period with regard to the other party's existing contractual relationships.

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


3. RESTRUCTURING PROGRAM, OTHER RESTAURANT CLOSURES, AND OTHER CHARGES

        Certain charges in fiscal 1995, 1994 and 1993 have been aggregated and segregated into the caption "Restructuring Program, Other Restaurant Closures and Other Charges" in the accompanying Statements of Operations. These charges represent the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

        In summary and chronologically, the decisions that had been reached in 1993 were to reduce the carrying value of certain underperforming assets in non-core markets ($.7 million) and to exit certain new markets and close certain other underperforming restaurants ($11.9 million); in 1994 to abandon additional real estate development projects and certain investment in infrastructure ($5.3 million) and to abandon additional projects, infrastructure and franchise or otherwise dispose of up to 60 Company restaurants ($12.0 million). During 1995, the Company concluded that much of its 1994 plan of disposal would not be executable. As a result, the Company decided to (i) close up to 16 of the original 60 restaurants included in the 1994 disposal plan, (ii) close nine poor performing restaurants in its core markets, (iii) writeoff expected exposure resulting from the default of a subleasee/franchisee in a former Company market, (iv) record additional writedowns of modular building value, (v) record writedowns to sales price less cost to sell of all properties auctioned in fourth quarter, 1995 (vi) record asset writedowns and occupancy exposure related to the default of a tenant for five of the units closed under the 1994 plan and (vii) record other changes in estimates related to the Company's surplus properties. The charges for the above 1995 items totaled approximately $17.3 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Restructuring Program, Other Restaurant Closures, and Other Charges".

        Also reflected in this caption is a $13.7 million charge related to the Company's adoption of Statement of Financial Accounting Standard No. 121 further discussed in Note 15.

4. RELATED PARTY TRANSACTIONS

   A) ISSUANCE OF COMMON STOCK

           On August 24, 1994, the Company entered into a restricted common stock subscription agreement to sell to its significant shareholder, GIANT GROUP, LTD. (GIANT) 2,500,000 shares of its common stock for $10,000,000, or $4.00 per share, a modest premium to the then current market price of its common stock. Both companies obtained fairness opinions from investment banking firms. The Company and GIANT completed the transaction on October 25, 1994 and the Company subsequently issued the common shares. This transaction increased GIANT'S investment in Rally's from approximately 38% to approximately 47.4% of the Company's outstanding common stock. There is no limitation on the Company's use of these funds. The proceeds from this transaction were used for general operating purposes. The underlying shares of the Company's common stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable.

   B) OTHER TRANSACTIONS

           The Company has dealt with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company. Such transactions are summarized below. Information with respect to related party rent is disclosed in Note 11. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contribution to it are included in the Advertising and promotion expenses in the consolidated statements of operations.


                                                 JANUARY 1,       DECEMBER 31,
                                                    1995              1995
                                                 ----------       -----------

BALANCE SHEET AMOUNTS
Royalties receivable                               $  227            $  483
Accounts receivable                                   193                23
Notes receivable                                      305               175
Accounts payable                                      200               307


                                             FISCAL YEARS ENDED
                                 --------------------------------------------
                                 JANUARY 2,      JANUARY 1,       DECEMBER 31,
                                    1994            1995              1995
                                 ---------       ---------        -----------
REVENUE AMOUNTS
Royalty fees                       $2,049          $2,129            $2,407
Rental income                         183             195               262
Interest income                       100              93                16
                                   ------          ------            ------
                                   $2,332          $2,417            $2,685
                                   ======          ======            ======

EXPENSE AMOUNTS
Legal                              $  412          $  923            $  777
Other                                 134              14                 -
                                   ------          ------            ------
                                   $  546          $  937            $  777
                                   ======          ======            ======

     See also Note 16, "Subsequent Events".

5. INVESTMENTS

        Excess funds are being invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for years beginning after December 15, 1993 and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. No net unrealized losses were reported for any period presented. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for the years ended January 2, 1994 and December 31, 1995. The provision for the year ended January 1, 1995 was $95,000. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

        The carrying value and market value of investments at January 1, 1995 and December 31, 1995 were as follows:


                                                                GROSS        GROSS
                                                              UNREALIZED   UNREALIZED
                                                  CARRYING      HOLDING     HOLDING      MARKET
                                                   VALUE         GAINS       LOSSES      VALUE
                                                  --------    ----------   ----------    ------
January 1, 1995:
---------------
United States government and its agencies          $3,131      $    -       $    -       $3,131
Corporate debt instruments                            954           -            -          954
                                                   ------      ------       ------       ------
Total                                              $4,085      $    -       $    -       $4,085
                                                   ======      ======       ======       ======
December 31, 1995
-----------------
United States government and its agencies          $4,933      $    -       $    -       $4,933
Corporate debt instruments                              -           -            -            -
                                                   ------      ------       ------       ------
Total                                              $4,933      $    -       $    -       $4,933
                                                   ======      ======       ======       ======

        Contractually, all of these investments at December 31, 1995 mature in 1996.

        The proceeds from the sale of investments and related gross gains and losses for the twelve months ended January 1, 1995 and December 31, 1995 were as follows:


                                                      FISCAL YEARS ENDED
                                                -------------------------------
                                                JANUARY 1,          DECEMBER 31,
                                                  1995                 1995
                                                ---------           -----------
Proceeds from the sale of investments           $ 17,798              $ 15,653
Gross gains realized                                 137                    56
Gross losses realized                               (364)                    -

6. NET PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:


                                                JANUARY 1,           DECEMBER 31,
                                                  1995                  1995
                                                ---------           -----------
Land                                            $ 16,830              $ 14,310
Buildings and leasehold improvements              66,331                46,516
Equipment, furniture and fixtures                 52,144                45,036
                                                --------              --------
                                                 135,305               105,862
Less accumulated depreciation                    (27,814)              (32,049)
                                                --------              --------
                                                 107,491                73,813
                                                --------              --------
Property held under capital lease                  7,243                 6,212
Less accumulated amortization                     (1,725)               (1,342)
                                                --------              --------
                                                   5,518                 4,870
                                                --------              --------
Net property and equipment                      $113,009              $ 78,683
                                                ========              ========

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:


                                   JANUARY 1,         DECEMBER 31,
                                     1995                1995
                                   ----------         ------------
Payroll and payroll taxes           $ 2,429            $ 3,013
Closed store reserve                  1,824              2,767
Workers compensation                  1,231              2,102
Advertising                             152              1,819
Other                                 4,683              6,258
                                    -------            -------
                                    $10,319            $15,959
                                    =======            =======

8. OTHER LIABILITIES

        Other liabilities consist of the following:


                                   JANUARY 1,         DECEMBER 31,
                                     1995                1995
                                   ----------         ------------


Closed store reserve                $ 1,389            $ 6,761
Unfavorable lease loss                1,278                890
Other                                   539                379
                                    -------            -------
                                    $ 3,206            $ 8,030
                                    =======            =======

9. SENIOR NOTES

        On March 9, 1993, the Company sold $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined. Due to the redemption of certain of the Senior Notes in January 1996, the redemption price of approximately $15.2 million has been classified in the caption "Current Maturities of Long-Term Debt and Obligations Under Capital Leases" in the accompanying consolidated balance sheet. See also Note 16, "Subsequent Events." The Notes are publicly traded and at December 31, 1995 had a market value of $43.5 million based on the quoted market price for such notes.

10. LONG-TERM DEBT

        Long-term debt consists of the following:

                                               JANUARY 1,        DECEMBER 31,
                                                  1995              1995
                                               ----------        ------------
Notes payable to banks, maturing at various
dates through September 30, 2000, secured
by property and equipment, bearing interest
ranging from 1/2% above prime to 11.16%.
The notes are payable in monthly principal
and interest installments ranging from $848
to $41,033.                                      $2,388            $1,470

                                              JANUARY 1,            DECEMBER 31,
                                                1995                    1995
                                              ----------            ------------
Notes payable to finance companies due at
various dates through 1998, secured by
certain equipment, bearing interest at rates
ranging from 7.3% to 7.9%.  The notes are
payable in monthly principal and interest
installments ranging from $6,762 to $7,928.       $   915               $  384

Note payable to Company for acquisition of
certain markets, secured by certain property
and equipment, maturing November 30, 1998,
bearing interest of 8.3%.  The note is
payable in monthly principal and interest
installments of $11,494.                              468                   205

Secured notes payable to a bank used to
finance equipment and/or modular buildings
for franchisees (the Franchisee Loans),
maturing at various dates through
July 15, 2000, bearing interest at prime plus
1/2%.  The notes are payable in principal
installments of $6,432. Interest is payable
monthly.                                              338                   261

Notes payable to former owners for acquisition
of market, secured by common stock of Hampton
Roads Foods, maturing March 13, 2001, with
outstanding balances due after last monthly
payments, bearing interest of 9.0%.  The notes
are payable in monthly principal and interest
installments ranging from $4,742 to $50,211.            -                 4,814

Other                                                   -                   413
                                                  -------               -------
                                                    4,109                 7,547
Less - Current portion                             (2,004)               (1,798)
                                                  -------               -------
                                                  $ 2,105               $ 5,749
                                                  =======               =======

        At December 31, 1995, the prime rate was 8.5%. The weighted average interest rate on short-term borrowings for the year ended January 1, 1995 was 7.7%. This rate was computed by using the daily weighted average borrowings for each period. There were no short-term borrowings in the year ended December 31, 1995.

        The following are the maturities of long-term debt for each of the next five years and thereafter:


   Year
   ----
   1996                          $1,798
   1997                             973
   1998                             722
   1999                             727
   2000                             590
Thereafter                        2,737
                                 ------
                                 $7,547
                                 ======

        Included in "Current maturities" is certain mortgage financing related to properties expected to be sold within the next year. The Company is also in default of certain covenants of this indebtedness; however, such defaults do not accelerate payment. Terms of such agreements do require that proceeds be utilized to first liquidate balances outstanding. The Company is subject to certain restrictive covenants under its debt agreements.

   The market value of the Company's long-term debt approximated book value at December 31, 1995. Debt related to the acquisition of Hampton Roads Foods was entered into in 1995 and bears interest at rates which approximate current rates for debt with similar terms. The majority of the remaining long-term debt has contractual rates which vary based on fluctuations in market rates.

11. COMMITMENTS AND CONTINGENCIES

   (A) LEASE COMMITMENTS

           The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Following is a schedule by year of future minimum lease commitments under all leases at December 31, 1995:


                                                       CAPITAL         OPERATING
                YEAR                                    LEASES          LEASES
                ----                                   -------         ---------
1996                                                   $ 1,176         $ 8,602
1997                                                     1,057           8,197
1998                                                       981           7,454
1999                                                       944           6,759
2000                                                       877           6,001
Thereafter                                               6,700          32,798
                                                       -------         -------
Total minimum lease commitments                         11,735         $69,811
                                                                       =======
Less amounts representing interest, discounted at
  rates ranging from 10% to 12%                         (5,556)
                                                       -------
Present value of minimum lease payments                  6,179
Current portion of capital lease obligations              (548)
                                                       -------
Long-Term lease obligations                            $ 5,631
                                                       =======

           The discount rates applicable to the Company's capital leases approximate currently available market rates.

           Rent expense consists of:


                                                             FISCAL YEARS ENDED
                                                  -----------------------------------------
                                                  JANUARY 2,     JANUARY 1,    DECEMBER 31,
                                                    1995           1994           1995
                                                  ----------     ----------    ------------
Minimum rentals - related parties                  $  251         $  261         $   292
Minimum rentals - others                            4,817          6,514           6,641
Contingent rentals - others                           195            136             173
                                                   ------         ------         -------
                                                   $5,263         $6,911         $ 7,106
                                                   ======         ======         =======

   (B) OTHER COMMITMENTS

           The Company is contingently liable on certain franchisee lease commitments totaling approximately $400,000.

  (C) LITIGATION

           In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege certain violations of the Securities Exchange Act of 1994, among other claims, with respect to Rally's common stock and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs have renewed this motion, and defendants again have opposed class certification. That motion is currently pending. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser, Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The Company and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

           In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Under the terms of the agreement, the Company made certain payments to Red Line to facilitate this conversion to the Rally's brand. The Company believes that Red Line is in default of certain terms of its lease obligations arising out of the agreement and, on June 20, 1995, filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The Company also believes that Red Line has committed events of default under the terms of all of its existing Franchise Agreements with the Company. On August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging Breach of Contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreement and its failure to pay monies owed under certain promissory notes. The Company also seeks accountability for the conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code and in connection with such proceeding, Rally's action against Red Line has been stayed.

           In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction.

           The Company and GIANT deny all wrongdoing and intend to vigorously defend itself in this action. Management does not believe that this litigation will have a material effect on the Company's results of operations or financial condition.

           In September 1993, the Company recorded a charge of $2.0 million in connection with the litigation and settlement of a lawsuit with International Shortstop, Inc.

           See also Note 16, "Subsequent Events."

           The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation of financial condition.

  (D) CO-BRANDING AGREEMENT WITH GREEN BURRITO

           In June 1995, the Company entered into a Development Agreement with GB Foods Corporation (GB Foods) to jointly market their proprietary products under a Co-Branding arrangement. The Development Agreement provides for Rally's to enter into Franchise Agreements with GB Foods and begin offering Green Burrito Mexican food products in its existing Rally's Company-owned restaurants. The Company is required to serve the Green Burrito products in 30 of its Company restaurants by May 31, 1996. The Development Agreement thereafter provides generally that the remaining Company-owned restaurants begin serving the Green Burrito products at a rate of 40 units per year, contingent on, among other things, certain formulas based on increases in sales of the co-brand restaurants over the 12-month period preceding conversion.

           The Development Agreement also provides for Rally's to serve as an exclusive representative of GB Foods in offering the Green Burrito menu to Rally's existing and future franchisees and in other double-drive through and non-traditional venues, such as airports, office parks, industrial complexes, colleges, universities, stadiums and arenas.

           The Company is required to pay GB Foods a franchise fee of $5,000 per restaurant offering the Green Burrito products and a maximum royalty of 3% of the Green Burrito products. As of December 31, 1995, 14 Company-owned restaurants had been converted to the co-branded format.

           The Company is currently involved in discussions with GB Foods which may substantially modify the nature of the existing relationship between the two companies. The Company currently intends to continue to act in conformity with the existing agreement between the two parties.

12. INCOME TAXES

        The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS 109) prospectively as a change in accounting principle effective January 4, 1993. Due to the nature of the predominant cumulative differences in the Company's book and tax bases of assets and liabilities, the cumulative impact of adoption was insignificant. Prior business combinations were not restated as either financial reporting and tax bases of acquired businesses were the same at inception or bases differences relate to goodwill. The asset and liability method contemplated by SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

        The major components of the Company's computation of deferred tax assets and liabilities at January 1, 1995 and December 31, 1995 are as follows:


                                                     JANUARY 1,      DECEMBER 31,
                                                        1995            1995
                                                     ----------      -----------
Excess of tax depreciation over book depreciation     $11,994           $11,390
Acquired intangibles with no tax basis                  2,303             2,199
Other                                                      47                 8
                                                      -------           -------
  Gross deferred tax liabilities                      $14,344           $13,597
                                                      =======           =======
Net operating loss carryforwards                      $ 8,885           $13,070
Amounts accrued for financial reporting
  purposes not yet deductible for tax purposes          6,890            17,122
Alternative minimum tax and targeted jobs tax
  credit carryforwards                                  1,181               937
Other                                                     834             1,267
                                                      -------           -------
  Gross deferred tax assets                            17,790            32,396
Less valuation allowance                                3,446            18,799
                                                      -------           -------
Net deferred tax asset                                $14,344           $13,597
                                                      =======           =======

        The primary changes from January 1, 1995 in the components of the above assets and liabilities relate to the Company's changes and business strategies, restructuring, other restaurant closings (See Note 3) and adoption of SFAS 121 (See Note 15) offset by current year tax depreciation in excess of book depreciation. The alternative minimum tax credit carryforward has no expiration. The net operating loss carryforwards will expire $641,000 in 2008, $20.2 million in 2009 and $18.9 million in 2010.
   The targeted jobs tax carryforward expires $118,000 in 2006, $184,000 in 2007 and $200,000 in 2008. A valuation allowance of $18.8 million has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current and previous year.

        Income tax expense consists of the following:


                                                FISCAL YEARS ENDED
                                     -------------------------------------------
                                     JANUARY 2,      JANUARY 1,     DECEMBER 31,
                                        1994            1995           1995
                                     ----------      ----------     ------------
Current                               $   (76)         $(3,458)         $539
Deferred                               (4,500)          (1,524)            -
                                      -------          -------          ----
Total tax (benefit) expense           $(4,576)         $(4,982)         $539
                                      =======          =======          ====

        A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:


                                                              FISCAL YEARS ENDED
                                                    -------------------------------------------
                                                    JANUARY 2,      JANUARY 1,     DECEMBER 31,
                                                      1994            1995            1995
                                                    ----------      ----------     ------------
Provision (benefit) computed at statutory rate      $(4,584)        $(8,247)        $(15,770)
State and local income taxes, net of federal
  income tax benefit                                    162             162              736
Valuation allowance                                       -           3,446           15,352
Other                                                  (154)           (343)             221
                                                    -------         -------         --------
                                                    $(4,576)        $(4,982)        $    539
                                                    =======         =======         ========

13. STOCK OPTION PLANS

        The Company currently has two stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan") and the 1990 Stock Option Plan for Non-Employee directors (the "1990 Directors' Plan"). Options to purchase an aggregate of 3.8 million shares of the Company's Common Stock may be granted under these plans, at a price not less than the market value on the date of grant. Outstanding options expire either five years or ten years after grant depending on their grant date. Options are exercisable over various periods ranging from 30 months to five years after grant, depending on their grant dates.

        In September 1995, the Company's Board of Directors adopted, subject to shareholder approval at the next annual meeting, a new plan: 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan").
   Options to purchase an aggregate of 900,000 shares of the Company's Common Stock may be granted under this new plan. Upon shareholder approval, no new grants will be made pursuant to the 1990 Directors' Plan. Options granted under the 1995 Directors' Plan, when approved, will vest over 12 months and expire in five years. In September 1995, 112,500 shares were granted, subject to shareholder approval, pursuant to the 1995 Directors' Plan at $2.625 per share, the closing price of the Company's Common Stock on the date of grant. To the extent that the price of the Company's Common Stock increases prior to the measurement date (the date of shareholder approval), compensation expense would need to be recorded. Based on recent trends such increase is not currently expected, therefore no provision for such expense has been reflected in the accompanying Statement of Operations.

        On August 26, 1994, the Board of Directors authorized an option exchange program, subject to shareholder approval, pursuant to which options to purchase 1,042,000 common shares at prices ranging from $8.00 to $21.50 per share were terminated. These options were reissued, subject to shareholder approval, at $4.125 per share, which was the closing price of the Company's Common Stock on August 26, 1994. The option exchange program was approved by the shareholders at the annual meeting held on May 13, 1995.

        A summary of stock option transactions reflecting the stock option exchange program is as follows:


                                                       OPTION PRICE     AGGREGATE
                                           SHARES        PER SHARE     OPTION PRICE
                                           ------      ------------    ------------
Options outstanding at January 3, 1993      1,793     $2.67  - $21.50     $  17,882
Granted in 1993                               487     $9.75  - $21.00         6,507
Exercised in 1993                           (224)     $2.67  - $12.33        (1,237)
Terminated in 1993                          (146)     $5.29  - $21.00        (1,947)
                                           ------                         ---------
Options outstanding at January 2, 1994      1,910     $2.67  - $21.50        21,205
Granted in 1994                             1,925     $2.875 - $11.25        10,600
Exercised in 1994                            (34)     $2.66  - $ 6.92          (169)
Terminated in 1994                        (1,576)     $4.125 - $21.50       (21,295)
                                           ------                         ---------
Options outstanding at January 1, 1995      2,225     $2.67  - $ 9.333       10,341
Granted in 1995                               676     $1.50  - $ 3.75         1,950
Exercised in 1995                               -     -                           -
Terminated in 1995                          (682)     $2.87  - $ 6.917       (2,892)
                                           ------                         ---------
Options outstanding at end of year          2,219     $1.50  - $ 9.333    $   9,399
                                           ======                         =========
Options exercisable at end of year          1,048     $2.875 - $ 9.333    $   5,330
                                           ======                         =========

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.

14.  UNAUDITED QUARTERLY FINANCIAL DATA


                                   FIRST      SECOND       THIRD      FOURTH
                                  QUARTER     QUARTER     QUARTER    QUARTER     TOTAL
                                  -------     -------     -------    -------     -----
                                              <C
YEAR ENDED JANUARY 1, 1995
Revenues                          $42,805     $48,464     $48,959    $46,090    $186,318
Income (loss) from operations        (477)        884      (4,124)   (10,919)    (14,636)
Net loss                           (1,862)       (931)     (4,495    (11,985)    (19,273)
Loss per share                       (.14)       (.07)       (.34       (.79)      (1.42)

YEAR ENDED DECEMBER 31, 1995
Revenues                          $42,470     $49,843     $49,851    $46,695    $188,859
Income (loss) from operations        (993)      1,205     (14,803    (21,879)    (36,470)
Net loss                           (3,509)     (1,244)    (17,316)   (24,850)    (46,919)
Loss per share                       (.22)       (.08)      (1.11)     (1.59)      (3.00)

15.  IMPAIRMENT OF LONG-LIVED ASSETS

        The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of " (SFAS 121), at the beginning of the fourth quarter, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that impairment for long-lived assets and identifiable intangibles to be held and used, if any, be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying this statement, the Company determines fair value utilizing the present value of expected future cash flows using a discount rate commensurate with the risks involved.

        Long-lived assets considered for impairment under SFAS 121 are required to be grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups." The Company believes the most correct application of this standard is obtained by examining individual restaurants where circumstances indicate that an impairment issue may exist. This belief is primarily based on the fact that it is at individual restaurant level that most investment and closure decisions are made on an ongoing basis.

        Prior to the issuance of SFAS 121, the Company recorded impairment of long-lived assets deemed to be permanently impaired. Generally, such assessment of permanent impairment arose concurrent with a management decision to dispose of such an asset at which time the asset was written down to estimated net realizable value. In general, other long-lived assets were reviewed for impairment only if there were dramatic changes in operating results or cash flows of a segregable group of outlets, indicating a likelihood that a permanent impairment has occurred.

        The Company's past practices of estimating net realizable value for assets to be disposed of are consistent with the Statement's requirements to write down such assets to fair market value less costs to sell and no adjustment regarding such assets was necessary upon adoption of the Statement. The expected disposal dates for these assets are over the next 18 to 24 months and consist mainly of surplus land, buildings and equipment. The carrying amounts of such assets to be disposed of are shown separately on the accompanying balance sheets. The majority of assets held for sale resulted from constriction of the Company's development plan and other associated store closings further discussed in Note 3.

        The Company's review relating to assets to be held and used indicated that 37 of its 238 operating restaurants met the Company's criteria for impairment review. All of the indicated restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a provision for impairment was booked in the fourth quarter of $13.7 million related to writedowns of the assets associated with these restaurants. $825,000 of associated intangible assets is included in this writedown. The writedown is included in the caption "Restructuring Program, Other Restaurant Closures and Other Charges." The writedown of these assets resulted in reduced depreciation and amortization expense in the fourth quarter of approximately $351,000.

        The magnitude of the writedown noted above resulted primarily from two factors: (1) the review of assets to be held and used at individual restaurant level, a lower level than used in the past and (2) the recent historical and continuing poor operating performance of the restaurants themselves (including the restaurant's 1995 full year performance).

16. SUBSEQUENT EVENTS

    (A) REPURCHASE OF SENIOR NOTES

           On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT. As of March 6, 1996, GIANT beneficially owns 47.42% of the Company's Common Stock and may be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of notes in exchange for a $4.1 million short-term note due in three installments of principal and interest issued by Rally's. This note bears interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers.

           The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing.

           Such purchases are expected to reduce total interest expense by approximately $1.9 million during 1996, net of interest expense incurred on the short-term note.

  (B) EXCHANGE OFFER FOR ADDITIONAL SHARES BY SIGNIFICANT SHAREHOLDER

           On January 22, 1996, the Company announced that GIANT had informed the Company of its intention to offer to exchange a new series of GIANT participating, non-voting preferred stock for up to that number of shares of the Company's common stock as would result in GIANT owning 81% (subject to increase by GIANT to 84.9%) of the Company's outstanding common stock, diluted for vested options. The exchange ratio is to be
      4.5 shares of Rally's common stock for each share of GIANT preferred stock.

           The Company's Board of Directors, acting on the recommendation of a Special Committee of its independent members and their financial advisor who opined that the consideration to be received by the Company's stockholders in the contemplated exchange is fair from a financial point of view to the Company's stockholders other than GIANT and its subsidiary, has agreed to recommend the exchange offer to Company stockholders, subject to certain conditions. Those conditions include the receipt of a written fairness opinion and execution of a written agreement with GIANT obligating GIANT to (i) apply for listing of the preferred stock on the New York Stock Exchange; (ii) maintain at least two independent members on the Company's Board of Directors as long as the stock of the Company is publicly held and (iii) not acquire in the exchange offer shares which would result in GIANT owning, after the exchange offer, more than 84.9% of the Company's outstanding common stock, diluted for vested options.

           GIANT currently owns, directly and indirectly, approximately 47.4% of Rally's outstanding common stock. GIANT also informed the Company that the offering of GIANT's preferred stock will only be made by means of a prospectus.

  (C) SHAREHOLDER DERIVATIVE SUIT SEEKING RECISION OF NOTE REPURCHASE

           On February 13, 1996, a derivative lawsuit naming the members of the Company's Board of Directors was filed in Delaware Chancery Court by a shareholder, Harbor Finance Partners. The suit alleges breach of fiduciary duty in connection with the Senior Note Repurchase transaction discussed in (a) above, by alleging that GIANT artificially drove up the price of the Company's Senior Notes by announcing its planned exchange offer discussed in (b) above. The Company and its Directors deny all allegations of wrongdoing made by the plaintiffs and intend to defend the suit vigorously. Management does not believe that this litigation will have a material effect on its results of operations or financial condition.

  (D) GIANT GROUP, LTD. CREDIT FACILITY AND LETTERS OF CREDIT

           In early February 1996, GIANT entered into a one-year credit facility with the Company. Such credit facility is evidenced by a note payable to GIANT for up to $2 million. Any monies advanced under said note agreement shall bear interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. Interest is payable monthly. The facility is renewable for one or more years at the discretion of GIANT. GIANT is not obligated to make any advance under this agreement. As of March 6, 1996, approximately $600,000 has been advanced under this facility. The interest rate in effect at that date was 8.25%.

           In addition, GIANT has issued certain irrevocable letters of credit to secure the obligation of the Company under its large deductible workers' compensation insurance program and to secure certain surety bonds previously issued by the Company. In total, at March 6, 1996, such letters of credit are approximately $500,000. Such letters of credit replaced similar letters of credit previously issued by the Company, which had been secured by certificates of deposit. Such certificates are being liquidated to improve the overall liquidity of the Company.

  (E) MATTERS CONCERNING SIGNIFICANT SHAREHOLDER

           On February 14, 1996, Fidelity National Financial, Inc. ("Fidelity"), a holder of approximately 14.6% of the outstanding shares of GIANT, proposed a merger with GIANT. Such proposal was formally rejected by GIANT on February 22, 1996.

           GIANT had previously sued Fidelity and its Chairman, William P. Foley on January 3, 1996 alleging violation of certain securities regulations in regard to Fidelity's takeover attempt and took certain actions designed to discourage an unfriendly takeover of GIANT including the adoption of a shareholders rights plan. Mr. Foley also serves as Chairman of CKE Restaurants, Inc. Fidelity has stated an intent to appeal directly to the shareholders of GIANT and to solicit proxies in connection with the annual meeting of shareholders of GIANT to take control of the board with individuals committed to facilitating Fidelity's proposed transaction or, if such transaction cannot be completed, considering a liquidation of GIANT.

           There is a change in control provision within the indenture governing the Senior Notes that is triggered by, among other actions, any person or group (other than Mr. Sugarman and his affiliates) becoming a beneficial owner of in excess of 35% of GIANT voting stock at a time when GIANT is the beneficial owner of 25% or more of Rally's voting stock. This provision, if triggered, would require the Company to offer to repurchase any of its outstanding 9 7/8% Senior Notes due 2000 at $1,010 per $1,000 of face value. If this event occurred, the Company would be forced to renegotiate the terms of the Senior Notes. The ability of the Company to successfully renegotiate the terms is not known at this time. Based on the information presently available, the Company believes it to be remote that the change in control provision of the Senior Notes will be triggered.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rally's Hamburgers, Inc.:

     We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of January 1, 1995 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of January 1, 1995 and December 31, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

Louisville, Kentucky
   March 6, 1996

                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                        SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (In thousands)

                                                             ADDITIONS
                                                     --------------------------
                                      BALANCE AT     CHARGED TO      CHARGED TO                    BALANCE AT
                                      BEGINNING       COSTS AND        OTHER                         END OF
       DESCRIPTION                     OF YEAR        EXPENSES        ACCOUNTS      DEDUCTIONS        YEAR
       -----------                    ----------     ----------      ----------     ----------     -----------
Year Ended January 2, 1994
 Accounts receivable                    $  8            $   82         $   -          $  -           $   90
 Royalties receivable                     71               125             -            27              169
                                        ----            ------         -----          ----           ------
                                        $ 79            $  207         $   -          $ 27           $  259
                                        ====            ======         =====          ====           ======
Year Ended January 2, 1995
 Accounts receivable                    $ 90            $   86         $   -          $  -           $  176
 Royalties receivable                    169               291             -            58           $  402
                                        ----            ------         -----          ----           ------
                                        $259            $  377         $   -          $ 58           $  578
                                        ====            ======         =====          ====           ======
Year Ended December 31, 1995
 Accounts receivable                    $176            $  376         $  18          $117           $  453
 Royalties receivable                    402               838          (267)           51              922
 Note receivable                           -               293           249             -              542
                                        ----            ------         -----          ----           ------
                                        $578            $1,507         $   -          $168           $1,917
                                        ====            ======         =====          ====           ======

                                GIANT GROUP, LTD.
                              EXHIBITS TO FORM 10-K
                  FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1995


                                  EXHIBIT INDEX

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

3.1.5 Certificate of Designation of Series A Junior Participating Preferred Stock, dated January 12, 1996.

10.7 Note purchase agreement ($16 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996.

10.8 Note purchase agreement ($6 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996.

10.9 Short-term promissory note ($4.1 million) between GIANT (payee) and Rally's (maker), dated January 29, 1996.

10.10 Promissory note for advance of up to $2 million between GIANT (payee) and Rally's (maker), dated February 1, 1996.

10.11 Letter of Credit Reimbursement Agreement between GIANT and Rally's, dated February 1, 1996.

10.12 Letter of Credit Agreement between GIANT and Bank of America National Trust and Savings Association, dated February 23, 1996.

10.13 Amendment Number 1, dated March 18, 1996, to Letter of Credit Agreement between GIANT and Bank of America National Trust and Savings Association, dated February 23, 1996.

11       Statement re: Computation of Per Share Earnings.

21       Subsidiary List.

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Arthur Andersen LLP

23.3     Consent of Coopers & Lybrand L.L.P.

27       Financial Data Schedules.