Form 10-Q
period 1996-03-31
GIANT GROUP LTD
filed 1996-05-14
CIK 41296

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the first quarterly period ended March 31, 1996


                        GIANT GROUP, LTD.

 150 El Camino Drive, Suite 303, Beverly Hills, California 90212

          Registrant's telephone number: (310) 273-5678



                  Commission File Number: 1-4323

        I.R.S. Employer Identification Number: 23-0622690

                 State of Incorporation: Delaware




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]


     On May 9, 1996, the latest practicable date, there were 4,072,896 shares of common stock outstanding.




<page-2>
                        GIANT GROUP, LTD.
                              INDEX





PART I. FINANCIAL INFORMATION

                                                        Page No.
Item 1. Financial Statements

        Consolidated Statements of Operations -
        Three-Month Periods Ended March 31, 1996
        and 1995                                            3

        Consolidated Balance Sheets - March 31, 1996
        and December 31, 1995                               4

        Consolidated Statements of Cash Flows -
        Three-Month Periods Ended March 31, 1996
        and 1995                                            5

        Notes to Consolidated Financial Statements          6-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10-12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                   13

Item 6. Exhibits and Reports on Form 8-K                    13

        (a) Exhibits

        (b) Reports on Form 8-K

        Signature                                           14






<page-3>
                     PART 1.  FINANCIAL INFORMATION
                     Item 1.  Financial Statements

                           GIANT GROUP, LTD.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three-month periods ended March 31, 1996 and 1995
                              (Unaudited)
            ($ in thousands, except per share amounts)

                                         Three-months ended
                                     --------------------------
                                      March 31,       March 31,
                                         1996           1995
                                     ----------      ----------
Revenue:
  Investment income                    $   912         $ 1,107
  Gain on sale of investments              531             ---
  Other income                               9               3
                                     ----------      ----------
     Total revenue                       1,452           1,110

Costs and expenses:

  General and administrative               931             920
  Exchange Offer expenses                  388             ---
  Interest expense                          31              43
  Depreciation                              80              90
                                     ----------      ----------
     Total costs and expenses            1,430           1,053
                                     ----------      ----------

Equity in earnings (loss)
  of affiliate                             397          (1,671)
                                     ----------      ----------

Income (loss) before income taxes          419          (1,614)

Provision (credit) for income taxes        ---             ---
                                     ----------      ----------
Net income (loss)                      $   419         $(1,614)
                                     ==========      ==========

Primary earnings (loss) per
 common share and common
 equivalent share                     $   0.08         $ (0.31)
                                     ==========      ==========

Weighted average shares              5,548,000       5,180,000
                                     ==========      ==========


See accompanying notes to consolidated financial statements.

<page-4>
                                     GIANT GROUP, LTD.
                                CONSOLIDATED BALANCE SHEETS

                                                    March 31,       December 31,
                                                      1996              1995
                                                  ------------      ------------
                                                   (Unaudited)
                                                         ($ in thousands,
                                                     except per share amounts)
ASSETS
Current assets
 Cash and cash equivalents                           $ 32,121        $ 16,991
 Short-term investments available for sale              8,047          25,650
 Note and other receivables                             4,432             712
 Prepaid expenses and other current assets                880           1,618
                                                     ---------       ---------
        Total current assets                           45,480          44,971

Investment in affiliate                                 3,820           3,423
Property and equipment, net                             3,278           3,267
Other assets                                               20              20
                                                     ---------       ---------
        Total assets                                 $ 52,598        $ 51,681
                                                     =========       =========

LIABILITIES
Current liabilities
 Accounts payable and accrued expenses                    991             706
 Current maturities of long-term debt                      46           1,671
 Income taxes payable                                   3,219           3,469
 Deferred gain on the sale of affiliate's
   debt securities                                     2,927              ---
                                                     ---------       ---------
        Total current liabilities                      7,183            5,846

Deferred income taxes                                  1,059              690
                                                     ---------       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
 2,000,000 shares, none issued
Common stock, $.01 par value; authorized
  12,500,000 shares, issued 7,266,000 shares
  at March 31 and 6,966,000 at December 31                73               69
Capital in excess of par value                        35,530           33,508
Unrealized holdings gains (losses) on short-
  term investments                                       660           (1,328)
Retained earnings                                     30,215           29,796
                                                    ---------        ---------
                                                      66,478           62,045

Less common stock in treasury; 2,488,000 shares
  at March 31 and 1,952,000 at December 31,
  at cost                                             22,122           16,900
                                                    ---------        ---------
       Total stockholders' equity                     44,356           45,145
                                                    ---------        ---------
       Total liabilities and stockholders' equity   $ 52,598         $ 51,681
                                                    =========        =========

               See accompanying notes to consolidated financial statements.



<page-5>
                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three-month periods ended March 31, 1996 and 1995
                                        (Unaudited)

                                                              1996              1995
                                                           ---------         ---------
                                                               ($ in thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES:

Net income (loss)                                          $    419          $ (1,614)
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
   Depreciation                                                  80                90
   Gain on sale of investment                                  (531)              ---
   Accretion of discounts on marketable securities             (186)              ---
   Equity in (earnings) loss of affiliate                      (397)            1,671
Changes in operating assets and liabilities:
   Other receivables                                           (149)              ---
   Prepaid expenses and other assets                           (147)             (100)
   Accounts payable and accrued expenses                        285              (788)
   Income tax payable                                          (250)              ---
                                                           ---------         ---------
              Net cash used by operating activities            (876)            (741)
                                                           ---------         ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Sales of short-term investments, net of purchases             9,559            42,620
Proceeds from sale of affiliate's debt
  securities                                                 11,860               ---
Advances, net to affiliate under short-term line
  of credit                                                    (500)              ---
Tax payments relating to discontinued operations                ---           (22,238)
Purchases of property and equipment                             (91)              (35)
                                                           ---------         ---------
              Net cash provided by investing activities      20,828            20,347
                                                           ---------         ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                   2,025               ---
Repayment of short-term borrowings                           (1,625)           (1,914)
Purchase of treasury stock                                   (5,222)              ---
                                                           ---------         ---------
             Net cash used by financing activities           (4,822)           (1,914)
                                                           ---------         ---------
             Increase in cash and cash equivalents           15,130            17,692

Cash and cash equivalents:
   Beginning of period                                       16,991            23,472
                                                           ---------         ---------
   End of period                                           $ 32,121          $ 41,164
                                                           =========         =========

Supplemental disclosure of cash paid for:
   Income taxes                                            $    250          $ 22,238
   Interest                                                      31                43

               See accompanying notes to consolidated financial statements.

<page-6>
                        GIANT GROUP, LTD.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
         (Dollars in thousands, except per share amounts)


1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and the cash flows for the three-month periods ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

          Primary earnings per share and common equivalent share was computed in accordance with APB No. 15 using the weighted average number of shares outstanding in all periods presented and the dilutive effect of outstanding stock options in periods when the Company is in a net income position. During the three-months ended March 31, 1996, the dilutive effect of stock options was an increase of approximately 870,000 in the weighted average shares.

3.   INVESTMENT IN AFFILIATE

          GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") of $3,820 and $3,423 at March 31, 1996 and
     December 31, 1995, respectively, represents approximately 48% of Rally's outstanding common stock. At March 31, 1996, the Company owned 7,430,000 shares of Rally's, the quoted market value of which was $14,860. On May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), GIANT sold 768,000 shares of Rally's common stock to Fidelity National Financial Corp. ("Fidelity") and 2,350,000 shares of Rally's common stock to CKE Restaurants, Inc. ("CKE"), a Fidelity affiliate. GIANT received cash of approximately $4,751 and will recognize a pre-tax gain, for financial statement purposes, of approximately $3,000 in the second quarter of 1996. Additionally, because of a higher tax basis for the stock, the Company expects to recognize a tax benefit for the refund of taxes paid in prior years, net of current activity, of approximately $8.5 million which the Company expects to receive during the middle of 1997. As a result of this sale, the Company's investment in Rally's outstanding common stock was reduced to approximately 28%.
     In addition, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,214 shares, at exercise prices ranging from $3.00 to $4.00 per share, through April 1998. If all the options are exercised, GIANT's investment percentage in Rally's would be reduced to approximately 13%.

          On January 22, 1996, GIANT disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's board of directors, after discussions between a special committee of the Rally's board and Donald E. Doyle, president and chief executive officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT has agreed to the request and has terminated the proposed Exchange Offer.

          On January 29, 1996, Rally's purchased $22,000 principal amount of its 9.875% Senior Notes directly from GIANT. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. The Company has deferred the resulting gain of approximately $2,900 in the first quarter of 1996, and will recognize the gain as the note is paid. As a result, the Company expects to recognize approximately $850 and $2,050 in income in the second and third quarters of 1996, respectively, as the note is paid off. On March 29, 1996, before the required due date, Rally's made their first installment on this short-term note for $1,129, including $57 in interest.

          On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. As of March 31, 1996, $500 was advanced to Rally's under this credit facility. During April, Rally's had no borrowings under this facility.

          On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit cannot exceed $793. The letters of credit have a maximum maturity date of 365 days but cannot extend beyond the agreement's expiration date of February 28, 1997. The letters of credit are secured by certain cash equivalents of GIANT. GIANT is being reimbursed for costs related to issuance of these letters of credit. As of March 31, 1996, these letters of credit totalled $793.

     Summarized financial information for Rally's is as follows:
   Operating results for the 1st quarter                 1996        1995
     -------------------------------------  ---------   ---------
   Revenues                                         $ 41,912   $ 42,470
   Loss from operations                               (3,369)      (993)
   Extraordinary gain, net of income
        taxes                                          4,522        ---
   Net income (loss)                                     838     (3,509)
   GIANT's share of non-cash equity
        gain (loss) in Rally's                           397     (1,671)

4. EXERCISE OF STOCK OPTIONS

        On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT common stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025.

5. STOCKHOLDERS RIGHTS PLAN

        On January 4, 1996, GIANT declared a dividend of one preferred share purchase right ("Right") for each share of GIANT common stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for GIANT common stock issued after that date.

        Each Right will entitle the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the GIANT common stock (1) ten days after a public announcement that a person or group of persons has become the beneficial owner of 15% or more of the GIANT common stock (an "Acquiring Person") or (2) ten business days (or such later date as may be determined by the Board of Directors) after commencement or announcement of an intention to make a tender or exchange offer, the consummation of which would result in such person or group of persons becoming the beneficial owner of 15% or more of GIANT common stock; provided however, because Mr. Sugarman beneficially owned in excess of 15% of GIANT common stock on the date the Stockholders Rights Plan was adopted, Mr. Sugarman will become an Acquiring Person only upon the acquisition by Mr. Sugarman of additional shares of GIANT common stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

        If any person does become an Acquiring Person (subject to certain exceptions), the other holders of GIANT common stock will be able to exercise the Rights and buy GIANT common stock having twice the value of the exercise price of the Rights. GIANT may, at its option, substitute fractional interests of a share of Series A Junior Participating Preferred Stock for each share of GIANT common stock to be issued upon exercise of the Rights. Additionally, if GIANT is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, holders of GIANT common stock will be able to purchase for the exercise price, shares of stock of the Acquiring Person having twice the value of the exercise price of the Rights.

        The Rights may be redeemed by GIANT at any time prior to the time any person becomes an Acquiring Person for a price of $.01 per Right. Unless exercised, the Rights expire on January 4, 2006.

        The Rights could have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of GIANT. In addition, because the Rights may discourage accumulations of large blocks of GIANT common stock by purchasers whose objective is to take control of GIANT, the Rights could tend to reduce the likelihood of fluctuations in the market price of GIANT common stock that might result from accumulations of large blocks of stocks.

6. TREASURY STOCK

        During January of 1996, the Company acquired 536,000 shares of its common stock at an aggregate cost of $5,222.

        On May 3, 1996, the Company purchased, directly from
   Fidelity, 705,000 shares of its common stock for an aggregate price of $6,085.

7.      ACCOUNTING CHANGE

        In October 1995, the Financial Accounting Standards Board issued FASB 123, "Accounting for Stock-Based Compensa-tion" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No.25 ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. GIANT has adopted SFAS 123 in 1996 and has elected to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. There is no adjustment required to reflect the adoption of SFAS 123.

8. FIDELITY NATIONAL FINANCIAL INC. MERGER OFFER

        On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would receive Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. On April 26, 1996, in connection with the settlement of all litigation involving GIANT and Fidelity and pursuant to the Agreement (see Notes 3 and 9 of the Notes to Consolidated Financial Statements and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity agreed to sell their entire investment in GIANT to the Company.

9.      COMMITMENTS AND CONTINGENCIES

        In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stock-holders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain Rally's present and former officers and directors and its auditors. The complaints allege certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's common stock and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a Director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

        In December 1995, GIANT filed an action (the "Foley Lawsuit") in the United States District Court for the Central District of California against William P. Foley II ("Foley"), CKE Restaurants, Inc., Fidelity National Financial, Inc. ("Fidelity"), William Davenport and Robert Martyn ("Defendants"). GIANT subsequently amended its complaint to include additional allegations and to seek both injunctive relief and damages. This action arose from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, which indirectly owns and/or controls "Carl's Jr.", a competing fast-food restaurant chain. In January 1996, Foley and Fidelity filed a counterclaim against GIANT and its board of directors and subsequently amended the counterclaim.
   Foley and Fidelity alleged, among other claims, that GIANT's directors breached their fiduciary duties in conjunction with certain enumerated transactions. The parties settled their dispute on April 26, 1996. A request for dismissal of all claims and counterclaims has been filed pursuant to the Agreement executed in connection with the settlement, and as a result, GIANT acquired 705,000 shares of its common stock from Fidelity for $6,085; Fidelity and CKE acquired an aggregate of 3,118,000 shares of Rally's common stock from GIANT for approximately $4,751; GIANT granted Fidelity and CKE options to each purchase 1,175,214 shares of Rally's at prices ranging from $3.00 to $4.00 per share; Fidelity agreed to a 10 year standstill with respect to GIANT and its common stock; two designees of CKE and Fidelity were elected to Rally's Board; and the parties exchanged mutual releases.
   See Report on Form 8-K dated May 1, 1996, which is incorporated herein by reference.

        In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. In April 1996, Rally's filed a Motion to Dismiss in which GIANT intends to join. The Court should enter a briefing and hearing schedule on that motion shortly. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

        In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn (the "Directors"). The complaint, filed before the Los Angeles County Superior Courts, alleges that the Directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own common stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders.
   The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. Although the Company and the Directors are not yet required to respond formally to these allegations, the Company denies all wrongdoing and intends to vigorously defend themselves in this action. It is not possible to predict the outcome of the action at this time.

        Since management does not believe that the previously mentioned lawsuits contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's financial condition or annual results of operations.





<page-10>

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 1996
VERSUS MARCH 31, 1995

     Total revenue for the three-months ended March 31, 1996 increased $342 to $1,452 from $1,110 for the comparable period in 1995. This increase resulted from the gain on the sale of an equity investment and higher income earned on the Company's debt securities. This increase was offset by lower income earned on short-term U.S. government obligations as the Company began to shift funds from these government securities to higher yield investments.

     General and administrative expenses for the three-months ended March 31, 1996 increased $11 to $931 in 1996 from $920 in 1995. In the first quarter of 1996, the Company incurred $388 in one-time expenses relating to legal, accounting and administra-tive expenses incurred in the Exchange Offer, which was terminated on April 22, 1996.

     Interest expense for the first quarter of 1996 was $31 compared to $43 in the first quarter of 1995. The decrease was the result of the prepayment in February 1996 of the Company's
9.25% Term Note, due December 18, 1996.

     Non-cash equity gain in GIANT's 48% owned investment in Rally's was $397 for the first three months of 1996 compared to a loss of $1,671 for the same period in 1995. Rally's reported net income of $838 in for the first three months in 1996 compared with a net loss of $3,509 in the first three months of 1995. Rally's recorded an extraordinary gain, net of income tax, of $4,522 related to the early retirement of $22,000 principal amount of their 9.875% Senior Notes. On May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), GIANT sold 2,350,000 shares of Rally's common stock to CKE Restaurant, Inc. ("CKE") and 768,000 shares of Rally's common stock to Fidelity National Financial, Inc. ("Fidelity") reducing GIANT's investment percentage in Rally's to approxi-mately 28%. In addition, GIANT granted irrevocable options, which expire in April 1998, to Fidelity and CKE to each purchase 1,175,214 shares, which if exercised would reduce GIANT's investment percentage to approximately 13%.

     The Company recorded net income of $419 for the first three months of 1996 compared to a net loss of $1,614 in the comparable period of 1995 as a result of the non-cash equity gain in Rally's in 1996 compared to a non-cash equity loss in 1995 and higher total revenue in 1996. However, this increase in income was lowered by one-time expenses of the terminated Exchange Offer and expenses incurred in connection with the Fidelity litigation settled in the second quarter.

     The Company's financial statements reflect valuation allowances of $19,538 and $19,697, at March 31, 1996 and December
31, 1995, respectively, as it is not more likely than not, as defined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS
109") that these tax benefits will be realized in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, investments available-for-sale and note and other receivables totaled $44,600 at March 31, 1996 compared with $43,353 at December 31, 1995. Certain cash equivalents secure letters of credit which were entered into by the Company, on behalf of Rally's, with a major bank. Note and other receivables at March 31, 1996 consist of receivables due from Rally's related to the sale of the 9.875% Senior Notes discussed below, the short-term credit facility provided to Rally's and interest income due from the Company's investments in debt securities. At March 31, 1996 and December 31, 1995, the Company had working capital of $38,297 and $39,125 with current ratios of 6 to 1 and 8 to 1, respectively. In addition, as of March 31, 1996, GIANT owned 7,430,000 shares of Rally's outstanding common stock, which it acquired from 1987 to 1994.
At March 31, 1996 and December 31, 1995, GIANT's $3,820 and $3,423 investment in Rally's represents approximately 48% of Rally's outstanding common stock.

     On May 3, 1996, pursuant to the Agreement, GIANT sold 768,000 shares of Rally's common stock to Fidelity for $638 in cash. In addition, GIANT sold 2,350,000 shares of Rally's common stock to CKE for $4,113 in cash. In connection with this transaction, GIANT will recognize a pre-tax gain, for financial statement purposes, of approximately $3,000 in the second quarter of 1996. Additionally, the Company, because of a higher tax basis for the stock, expects to recognize a tax benefit for the refund of taxes paid in prior years, net of current year activity, of approximately $8.5 million. This transaction reduced GIANT's investment to approximately 28% of Rally's outstanding common stock. In addition, GIANT granted irrevocable options to Fidelity and CKE to purchase 2,350,428 shares in total, at exercise prices ranging from $3.00 to $4.00 per share, 1,175,214 of these options expire in April 1997 and the remainder expire in April 1998. If all the options were to be exercised, GIANT's investment percentage would be reduced to approximately 13%. Management believes that the Company's liquidity, which is provided by investment income and the liquidation of short-term investments, and capital resources are sufficient to cover the Company's cash requirements both on a short and long-term basis.

     At March 31, 1996 and December 31, 1995, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California made as a result of their audit of the tax years 1989 through 1991. GIANT has disputed this assessment and has provided documents to support the Company's position during meetings with the California State Franchise Tax Board ("Board") during 1995. The Company has received a preliminary proposed adjustment which indicates that the assessment will be reduced. The Company paid $250 in the first quarter for California taxes, plus interest. The ultimate resolution will be based on the Board's official notice, which has not yet been received.

     Net cash used by operating activities for the three-months ended March 31, 1996 was $876 compared to cash used by operating activities of $741 for the comparable period in 1995. This increase in cash used was attributable to the changes in operating assets and liabilities including the effect of the expenses incurred related to the Exchange Offer and litigation.

     Net cash provided by investing activities for the three-months ended March 31, 1996 was $20,828 compared to cash provided by investing activities of $20,347 for the comparable period in 1995. On January 29, 1996, Rally's purchased directly from GIANT $22,000 principal amount of its 9.875% Senior Notes. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. The Company has deferred the resulting gain of approxi-mately $2,900 in the first quarter of 1996, and will recognize the gain as the note is paid. As a result, the Company expects to recognize approximately $850 and $2,050 in income in the second and third quarters of 1996, respectively as the note is paid. On March 29, 1996, before the required due date, Rally's made their first installment on this short-term note for $1,129, including $57 in interest. On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. As of March 31, 1996, $500 was advanced to Rally's under this credit facility. During April, Rally's had no borrowings under its facility. Additionally, in the first quarter of 1996, the Company sold an equity security classified as an investment available-for-sale receiving proceeds of $10,424 and recognizing a gain of $531. These proceeds were reduced by the purchase of a debt security for $865. In 1995, the Company paid income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business and received $42,620 from the sales and maturities, net of purchases, of marketable securities.

     Net cash used by financing activities for the three-months ended March 31, 1996 was $4,822 compared to $1,914 for the comparable period in 1995. On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT common stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. On February 29, 1996, the Company pre-paid in full its 9.25% Term Note. The Company incurred no additional expenses in connection with this prepayment. Additionally, the Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. In January of 1996, the Company acquired an additional 536,000 shares of its common stock at an aggregate cost of $5,222. During the first quarter of 1995, the Company paid off certain margin borrowings.

     On May 3, 1996, in connection with the general release given to all parties in the lawsuit involving GIANT and Fidelity (see
Note 9 of the Notes to Consolidated Financial Statements and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), the Company purchased 705,000 shares of its common stock, directly from Fidelity, for an aggregate price of $6,085.

Fidelity National Financial Inc. Merger Offer

     On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. In connection with the general release, pursuant to the Agreement, given to all parties in the lawsuit involving GIANT and Fidelity (see Notes 3 and 9 of the Notes to Consolidated Financial Statements and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity agreed to sell their entire investment in GIANT to the Company.

Exchange Offer

     On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's common stock. Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common.

     On April 22, 1996, Rally's board of directors, after discussions between a special committee of the Rally's board and Donald E. Doyle, president and chief executive officer of Rally's, requested that GIANT discontinue the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT has agreed to the request and has terminated the proposed exchange offer.

ACCOUNTING CHANGE

     In October 1995, the Financial Accounting Standards Board issued FASB 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No.25 ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. GIANT has adopted SFAS 123 in 1996 and has elected to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. There is no adjustment required to reflect the adoption of SFAS 123.


<page-13>

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     For information regarding legal matters, see Note 9 of the Notes to Consolidated Financial Statements on page 8 of this Form10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.   Exhibits and Reports on Form 8-K

    (a)         Exhibits

       11       Statement re computation of per share earnings

       27       Financial Data Schedule

       99       Additional exhibits:

                99.1 Form 8-K dated May 1, 1996

                99.2 Form 10-K Item 3. "Legal Proceedings"

   (b)    Reports on Form 8-K

          The following reports, filed during the first quarter of 1996, are incorporated by reference and are summarized below:

January 4, 1996   - Company's adoption of the Stock Rights Plan.

January 5, 1996   - Company's purchase of 536,000 shares of its
                   common stock.

January 14, 1996  - Amendment to Company's by-laws.

January 25, 1996  - Change in Company's accountants.

February 22, 1996 - Company's rejection of Foley's offer to merge
                    GIANT and Fidelity.

Items 2,3,4 and 5 are not applicable.


<page-14>

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





Date: May 14, 1996