Form 10-Q
period 1996-06-30
GIANT GROUP LTD
filed 1996-08-08
CIK 41296

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the second quarterly period ended June 30, 1996


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


     On August 7, 1996, the latest practicable date, there were 3,849,255 shares of common stock outstanding.




<page-2>
                        GIANT GROUP, LTD.
                              INDEX





PART I. FINANCIAL INFORMATION

                                                        Page No.
Item 1. Financial Statements

        Consolidated Statements of Operations -
        Three and Six-Month Periods Ended
        June 30, 1996 and 1995                              3

        Consolidated Balance Sheets - June 30, 1996
        and December 31, 1995                               4

        Consolidated Statements of Cash Flows -
        Six-Month Periods Ended June 30, 1996
        and 1995                                            5

        Notes to Consolidated Financial Statements          6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       11-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                   15

Item 6. Exhibits and Reports on Form 8-K                    15

        (a) Exhibits

        (b) Reports on Form 8-K

        Signature                                           16






<page-3>
                                 PART 1.  FINANCIAL INFORMATION
                                  Item 1.  Financial Statements

                                        GIANT GROUP, LTD.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three and six-month periods ended June 30, 1995 and 1996
                                           (Unaudited)
                        ($ in thousands, except per share amounts)

                                        Three-months ended           Six-months ended
                                             June 30,                    June 30,
                                       1995           1996           1995         1996
                                     ---------      ---------      ---------    ---------
Revenue:
  Investment income                   $   906        $   652        $ 2,013      $ 1,564
  Gains from sale of investments          ---          1,955            ---        2,486
  Other income                              9              5             12           14
                                     ---------      ---------      ---------    ---------
     Total revenue                        915          2,612          2,025        4,064

Costs and expenses:

  General and administrative            1,032          1,057          1,952        1,988
  Proxy contest and related legal         ---            736            ---          736
  Exchange Offer and related expenses     ---            130            ---          518
  Interest expense                         41              1             84           32
  Depreciation                             92             97            182          177
                                     ---------      ---------      ---------    ---------
     Total costs and expenses          1,165          2,021           2,218        3,451
                                    ---------      ---------       ---------    ---------
Gain on sale of investment in
 affiliate                               ---          3,197             ---        3,197

Equity in income (loss) of
 affiliate                              (611)          (168)         (2,282)         229
                                    ---------      ---------       ---------    ---------

Income (loss) from operations
 before benefit for income taxes        (861)         3,620          (2,475)       4,039
Benefit for income taxes                 ---         (8,563)            ---       (8,563)
                                    ---------      ---------       ---------    ---------
Net income (loss)                    $  (861)       $12,183         $(2,475)     $12,602
                                    =========      =========       =========    =========

Earnings (loss) per common
 share and common equivalent
 share                               $ (0.17)       $  2.35         $ (0.48)     $  2.33
                                    =========      =========       =========    =========

Weighted average common
 shares                             5,120,000      5,217,000       5,150,000    5,427,000
                                    =========      =========       =========    =========


               See accompanying notes to consolidated financial statements.

<page-4>
                                     GIANT GROUP, LTD.
                                CONSOLIDATED BALANCE SHEETS

                                                  December 31,        June 30,
                                                      1995              1996
                                                  ------------      ------------
                                                                    (Unaudited)
                                                         ($ in thousands,
                                                     except per share amounts)
ASSETS
Current assets
 Cash and cash equivalents                           $ 16,991        $ 35,721
 Short-term investments available for sale             25,650           2,105
 Income tax receivables                                   ---           8,977
 Note and other receivables                               712           2,137
 Prepaid expenses and other current assets              1,618             610
                                                     ---------       ---------
        Total current assets                           44,971          49,550

Investment in affiliate                                 3,423           2,098
Property and equipment, net                             3,267           3,223
Other assets                                               20              20
                                                     ---------       ---------
        Total assets                                 $ 51,681        $ 54,891
                                                     =========       =========

LIABILITIES
Current liabilities
 Accounts payable and accrued expenses               $    706        $    874
 Current maturities of long-term debt                   1,671              46
 Income taxes payable                                   3,469           3,210
 Deferred gain on the sale of affiliate's
   debt securities                                        ---           2,072
                                                     ---------       ---------
        Total current liabilities                       5,846           6,202

Deferred income taxes                                     690             789
                                                     ---------       ---------
        Total liabilities                               6,536           6,991
                                                     ---------       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
 2,000,000 shares, none issued                            ---             ---
Common stock, $.01 par value; authorized
  12,500,000 shares, issued 7,266,000 shares
  at June 30 and 6,966,000 at December 31                  69              73
Capital in excess of par value                         33,508          35,530
Unrealized holdings gains (losses) on short-
  term investments                                     (1,328)            147
Retained earnings                                      29,796          42,398
                                                     ---------        ---------
                                                       62,045          78,148

Less common stock in treasury; 3,417,000 shares
  at June 30 and 1,952,000 at December 31,
  at cost                                              16,900          30,248
                                                     ---------       ---------
       Total stockholders' equity                      45,145          47,900
                                                     ---------       ---------
       Total liabilities and stockholders' equity    $ 51,681        $ 54,891
                                                    =========       =========

               See accompanying notes to consolidated financial statements.



<page-5>
                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the six-month periods ended June 30, 1995 and 1996
                                        (Unaudited)

                                                              1995              1996
                                                           ---------         ---------
                                                               ($ in thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES:

Net income (loss)                                          $ (2,475)         $ 12,602
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
   Depreciation                                                 182               177
   Gain on sale of short-term investments                       ---            (2,486)
   Accretion of discounts on short-term investments             ---              (213)
   Gain on sale of investment in affiliate                      ---            (3,197)
   Equity in (gain) loss of affiliate                         2,282              (229)
Changes in operating assets and liabilities:
  (Increases) decreases in assets
   Income tax receivables                                       ---            (8,977)
   Note and other receivables                                   ---               564
   Prepaid expenses and other                                    55               153
  Increases (decreases) in liabilities
   Accounts payable and accrued expenses                       (837)              168
   Income tax payable                                           272              (259)
                                                           ---------         ---------
              Net cash used by operating activities            (521)           (1,697)
                                                           ---------         ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Sales of short-term investments, net of purchases            30,695            13,137
Proceeds from sale of affiliate's debt
  securities                                                    ---            15,620
Proceeds from sale of investment in affiliate                   ---             4,751
Tax payments relating to discontinued operations            (22,238)              ---
Purchases of property and equipment                             (43)             (133)
                                                           ---------         ---------
              Net cash provided by investing activities       8,414            33,375
                                                           ---------         ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                     ---             2,025
Repayment of short-term borrowings                           (1,962)           (1,625)
Purchase of treasury stock                                     (348)          (13,348)
                                                           ---------         ---------
             Net cash used by financing activities           (2,310)          (12,948)
                                                           ---------         ---------
             Increase in cash and cash equivalents            5,583            18,730

Cash and cash equivalents:
   Beginning of period                                       23,472            16,991
                                                           ---------         ---------
   End of period                                           $ 29,055          $ 35,721
                                                           =========         =========

Supplemental disclosure of cash paid for:
   Income taxes                                            $ 22,364          $    459
   Interest                                                      84                32

               See accompanying notes to consolidated financial statements.

<page-6>
                        GIANT GROUP, LTD.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
         (Dollars in thousands, except per share amounts)


1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-months ended June 30, 1996 and 1995.
     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

          Earnings (loss) per common share and common equivalent share was computed in accordance with APB No. 15 using the weighted average common shares outstanding in all periods presented and the dilutive effect of outstanding stock options in periods when the Company is in a net income position. During the three and six-month periods ended June 30, 1996, the dilutive effect of stock options was an increase of approximately 1,016,000 and 948,000, respectively, in weighted average common shares.

3.   INVESTMENT IN AFFILIATE

          GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") of $2,098 and $3,423 at June 30, 1996 and
     December 31, 1995, represents approximately 28% and 48%, respectively, of Rally's outstanding common stock. At June 30, 1996 and December 31, 1995, the Company owned approxi-mately 4,313,000 and 7,430,000 shares of Rally's common stock, the quoted market value of which was approximately $13,478 and $7,198. This decrease in the investment percentage and shares resulted from the sale by GIANT, on May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), of approximately 768,000 shares of Rally's common stock to Fidelity National Financial Corp. ("Fidelity") and approximately 2,350,000 shares of Rally's common stock to CKE Restaurants, Inc. ("CKE"), a Fidelity affiliate. GIANT received cash of $4,751 and recognized a pre-tax gain, for financial state-ment purposes, of $3,197 in the second quarter of 1996. Additionally, because of a higher tax basis for the stock, the Company has recorded a tax benefit for the expected refund of taxes paid in prior years, net of current activity, of $8,563. This benefit would be received in cash in 1997 and would be reduced by additional taxable income generated during the remainder of 1996. In addition, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,214 shares of Rally's common stock, at exercise prices ranging from $3.00 to $4.00 per share of Rally's common stock, through April 1998. If all the options are exercised, GIANT's investment percentage in Rally's would be reduced to approximately 13%.

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

          On January 29, 1996, Rally's purchased $22,000 principal amount of its 9.875% Senior Notes directly from GIANT. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. The Company deferred the resulting gain of approximately $2,900 in the first quarter of 1996 and will recognize the gain as the note is paid. On June 30, 1996, the balance of the short-term note was $2,072. Rally's first and second installment payments were made before the respective due dates. The Company recognized $886 of the resulting gain in the second quarter of 1996 and expects to recognize the remaining gain of approximately $2,072 in the third quarter of 1996 when the remaining balance of the note is paid.

          During the second quarter of 1996, GIANT sold $3,500 face value of its investment in Rally's 9.875% Senior Notes through the open market, recognizing a pre-tax gain of $478.

          On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. In the first quarter of 1996, $500 was advanced to Rally's under this credit facility. As of June 30, 1996, Rally's had no borrowings under this facility.

          On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit cannot exceed $793. The letters of credit have a maximum maturity date of 365 days but cannot extend beyond the agreement's expiration date of February 28, 1997. The letters of credit are secured by certain cash equivalents of GIANT. The Company is being reimbursed by Rally's for costs related to issuance of these letters of credit. As of June 30, 1996, these letters of credit totaled $793.

     Summarized financial information for Rally's is as follows:

     Operating Results:

                                     Three Months Ended             Six Months Ended
                                   -----------------------       -----------------------
                                    7/02/95        6/30/96        7/02/95        6/30/96
                                   --------       --------       --------       --------

     Revenues                      $ 49,843       $ 47,357       $ 92,313       $ 89,269
     Income (loss) from
       operations                     1,205          2,413            212           (956)
     Extraordinary gain, net of
       income taxes of $1,817           ---            ---            ---         (4,522)
     Net income (loss)               (1,244)           111         (4,753)           949
     GIANT's share of non-cash
       equity gain (loss) in
       Rally's                         (611)          (168)        (2,282)           229


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

          Each Right will entitle the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the GIANT common stock (1) ten days after a public announce-ment that a person or group of persons has become the beneficial owner of 15% or more of the GIANT common stock (an "Acquiring Person") or (2) ten business days (or such later date as may be determined by the Board of Directors) after commencement or announcement of an intention to make a tender or exchange offer, the consummation of which would result in such person or group of persons becoming the beneficial owner of 15% or more of GIANT common stock; provided however, because Mr. Sugarman, Chairman and Chief Executive Officer of the Company, beneficially owned in excess of 15% of GIANT common stock on the date the Stock-holders Rights Plan was adopted, Mr. Sugarman will become an Acquiring Person only upon the acquisition by Mr. Sugarman of additional shares of GIANT common stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

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

6.   TREASURY STOCK

          During the second quarter of 1996, the Company acquired 929,000 shares of its common stock at an aggregate cost of $8,126, including 705,000 shares purchased pursuant to the Agreement (see notes 3, 8 and 9 of the Notes to Consolidated Financial Statements) at an aggregate cost of $6,085 directly from Fidelity.

7.   ACCOUNTING CHANGE

          In October 1995, the Financial Accounting Standards Board issued FASB 123, "Accounting for Stock-Based Compen-sation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No.25 ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. GIANT has adopted SFAS 123 in 1996 and has elected to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. There is no adjustment required to reflect the adoption of SFAS 123.

8.   FIDELITY NATIONAL FINANCIAL INC. MERGER OFFER

          On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would receive Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. On April 26, 1996, in connection with the settlement of all litigation involving GIANT and Fidelity and pursuant to the Agreement (see notes 3 and 9 of the Notes to Consolidated Financial Statements and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity agreed, among other things, to sell their entire investment in GIANT to the Company.

9.   COMMITMENTS AND CONTINGENCIES

          In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stock-holders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock and seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a Director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

          In December 1995, GIANT filed an action (the "Foley Lawsuit") in the United States District Court for the Central District of California against William P. Foley II ("Foley"), CKE Restaurants, Inc. ("CKE"), Fidelity National Financial, Inc. ("Fidelity"), William Davenport and Robert Martyn ("Defendants"). GIANT subsequently amended its complaint to include additional allegations and to seek both injunctive relief and damages. This action arose from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, which indirectly owns and/or controls "Carl's Jr.", a competing fast-food restaurant chain. In January 1996, Foley and Fidelity filed a counterclaim against GIANT and its board of directors and subsequently amended the counterclaim. Foley and Fidelity alleged, among other claims, that GIANT's directors breached their fiduciary duties in conjunction with certain enumerated transactions. The parties settled their dispute on April 26, 1996. A request for dismissal of all claims and counterclaims has been filed pursuant to the Agreement executed in connection with the settlement, and as a result, GIANT acquired 705,000 shares of its common stock from Fidelity for $6,085; Fidelity and CKE acquired an aggregate of approximately 3,118,000 shares of Rally's common stock from GIANT for $4,751; GIANT granted Fidelity and CKE options to each purchase 1,175,214 shares of Rally's common stock at prices ranging from $3.00 to $4.00 per share; Fidelity agreed to a 10 year standstill with respect to GIANT and its common stock; two designees of CKE and Fidelity were elected to Rally's Board; and the parties exchanged mutual releases.

          In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. In April 1996, Rally's filed a Motion to Dismiss in which GIANT has joined. The Court should schedule a hearing on that motion shortly. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

          In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn (the "Directors"). The complaint, filed before the Los Angeles County Superior Courts, alleges that the Directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own common stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. Although the Company and the Directors are not yet required to respond formally to these allegations, the Company denies all wrong-doing and intends to vigorously defend itself in this action. Parties are presently in settlement discussions.
     It is not possible to predict the outcome of the action at this time.

          Since management does not believe that the previously mentioned lawsuits contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's financial condition or annual results of operations.

10.  SUBSEQUENT EVENTS

     STOCK OPTION PLANS

          On July 12, 1996, GIANT's stockholders approved the following two new stock option plans for the Company. The following are certain features of the plans; these features are explained fully in the plans' document which are included in the Notice of the 1996 Annual Meeting of Stock-holders filed with the Securities and Exchange Commission on June 7, 1996.

          The 1996 Employee Stock Option Plan (the "1996 Plan") promotes the interest of GIANT and its subsidiary and stockholders by encouraging selected key employees of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the 1996 Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. The Option Committee of the Board of Directors will determine, based on factors as stated in the plan document, the employees that will receive the options, the number of options and whether Incentive (as defined in section 422A of the Internal Revenue Code) or Non-Qualified options will be granted. The options, in general, maybe exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. No options, to date, have been granted under this plan.

          The 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") promotes the interest of Giant and its subsidiary and stockholders by encouraging Non-Employee directors of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the Director Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. Pursuant to the Director Plan, each Non-Employee director is entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the adoption date), 10,000 shares upon the initial appointment to the Board and an option to purchase 10,000 shares upon subsequent reelection to the Board. Upon election to the Executive Committee, the Non-Employee director will receive an additional option to purchase 10,000 shares. The options maybe exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. To date, 50,000 options were granted to the three Non-Employee members of the current Board of Directors. The exercise prices are $7.625 for 20,000 options and $7.75 for 30,000 options.

     CLASS A COMMON STOCK, $.01 PAR VALUE

          On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation which would authorize 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.







<page-11>

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS ENDED JUNE 30,
1996 VERSUS THE COMPARABLE 1995 PERIOD

     Total revenue for the three and six-month periods ended June 30, 1996 and 1995 increased to $2,612 from $915 and to $4,064 from $2,025, respectively. These increases resulted from the gain on the sale of the Company's investments previously classified as available-for-sale and higher income earned on the Company's investment in debt securities. This increase was offset by lower income earned on the reduced levels of investment in short-term U.S. government obligations.

     General and administrative expenses for the three and six-months ended June 30, 1996 approximated expenses for the comparable 1995 periods.

     The Company's results from operations were impacted by certain one-time expenses. The Company incurred, for the six-month period ended June 30, 1996, legal and administrative expenses of $736 consisting of proxy and related legal expenses in connection with the Fidelity/Foley litigation (see note 9 of the Notes to Consolidated Financial Statements). In addition, for the three and six-months ended June 30, 1996, the Company incurred $130 and $518, respectively, in legal, accounting and administrative expenses incurred by the Exchange Offer, which was terminated on April 22, 1996 (see page 13 of this Form 10-Q).

     Interest expense for the three and six-month periods ended
June 30, 1996 and 1995 decreased to $1 from $41 and decreased to $32 from $84, as a result of the prepayment in February 1996 of the Company's 9.25% Term Note, due December 18, 1996.

     GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") at June 30, 1996 and December 31, 1995, represents approximately 28% and 48%, respectively, of Rally's outstanding common stock. This decrease in investment percentage resulted from the sale on May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), of approximately 2,350,000 shares of Rally's common stock to CKE Restaurant, Inc. ("CKE") and approximately 768,000 shares of Rally's common stock to Fidelity National Financial, Inc. ("Fidelity"). For the three-months ended June 30, 1996 and 1995, GIANT's non-cash equity loss in Rally's decreased to $168 from $611 in 1995. Rally's net income for the three-months ended June 30, 1996 and 1995 increased to $111 from a loss of $1,244 in 1995. This increase in net income resulted primarily from improved opera-tions, the initial impact of product cost reduction strategies and reduced advertising and interest expenses. For the six-months ended June 30, 1996 and 1995, GIANT's non-cash equity income in Rally's increased to $229 from a loss of $2,282 in 1995. Rally's net income for the six-months ended June 30, 1996 and 1995 increased to $949 from a loss of $4,753 in 1995. This increase in Rally's net income resulted primarily from improved operations and an extraordinary gain recorded in the first quarter of 1996, net of income tax, of $4,522 related to the early retirement of $22,000 principal amount of their 9.875% Senior Notes (see note 3 of the Notes to Consolidated Financial Statements).

     The Company's net income for the three and six-months ended June 30, 1996 and 1995 increased to $12,183 from a loss of $861 and to $12,602 from a loss of $2,475. For the six months ended June 30, 1996, the increase in net income resulted primarily from the gain of $3,197 on the sale of Rally's common stock and related tax benefit of $8,563 and gains from the sales of invest-ments previously classified as available-for-sale of $2,486. In addition, GIANT recorded non-cash equity income in Rally's of $229 in 1996 compared to a loss of $2,282 in 1995. However, this increase in GIANT'S net income was lowered by one-time expenses of the terminated Exchange Offer and expenses incurred in connection with the Fidelity/Foley litigation settled in the second quarter.

     The Company's consolidated financial statements reflect valuation allowances of $11,042 and $19,697, at June 30, 1996 and December 31, 1995, respectively, as it is not likely, as defined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") that these tax benefits will be realized in the near future. The decrease in the allowance relates primarily to the expected tax benefit of $8,565 related to the sale of Rally's stock, previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, investments available-for-sale, income tax receivables and note and other receivables totaled $48,940 at June 30, 1996 compared with $43,353 at December 31, 1995. Certain cash equivalents secure letters of credit which were entered into by the Company, on behalf of Rally's, with a major bank. Income tax receivables at June 30, 1996 primarily consist of an expected refund of $8,563 applicable to GIANT's sale of Rally's common stock, as previously discussed. Note and other receivables at June 30, 1996 primarily consist of a receivable of approximately $2,072 due from Rally's related to the sale of Rally's 9.875% Senior Notes. At June 30, 1996 and December 31, 1995, the Company had working capital of $43,348 and $39,125 with current ratios of 8 to 1 in both periods. In addition, as of June 30, 1996 and December 31, 1995, GIANT owned approximately 4,313,000 and 7,430,000 shares, respectively, of Rally's outstanding common stock, which it acquired from 1987 to 1994. At June 30, 1996 and December 31, 1995, GIANT's $2,098 and
$3,423 investment in Rally's represents approximately 28% and 48%, respectively, of Rally's outstanding common stock, the quoted market value of which was $13,478 and $7,198. This decrease in investment percentage resulted from the sale by GIANT, on May 3, 1996 and subject to the Agreement, of approxi-mately 768,000 shares of Rally's common stock to Fidelity for $638 in cash and approximately 2,350,000 shares of Rally's common stock to CKE for $4,113 in cash. Additionally, the Company, because of a higher tax basis for the stock, has recorded a tax benefit for the expected refund of taxes paid in prior years, net of current year activity, of $8,563. This benefit would be received in cash in 1997 and would be reduced by additional taxable income generated during the remainder of 1996. In addition, GIANT granted irrevocable options to Fidelity and CKE to purchase 2,350,428 shares in total of Rally's common stock, at exercise prices ranging from $3.00 to $4.00 per share of Rally's common stock, 1,175,214 of these options expire in April 1997 and the remainder expire in April 1998. If all the options were to be exercised, GIANT's investment percentage in Rally's would be reduced to approximately 13%. Management currently believes that the Company's liquidity, which is provided by investment income and the liquidation of short-term investments, and capital resources are sufficient to cover the Company's cash requirements both on a short and long-term basis.

     At June 30, 1996 and December 31, 1995, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California made as a result of their audit of the tax years 1989 through 1991. GIANT has disputed this assessment and has provided documents to support the Company's position during meetings with the New York office of the California State Franchise Tax Board during 1995. The Company has received a preliminary proposed adjustment from the New York office which indicates that the assessment will be reduced. The Company made payments of $259 during 1996 related to this assessment. The ultimate resolution will be based on the final review and official notice from the California office Franchise Tax Board, which has not yet been received.

     Net cash used by operating activities for the six-months ended June 30, 1996 was $1,697 compared to cash used by operating activities of $521 for the comparable period in 1995. This increase in cash used was attributable to the changes in operating assets and liabilities including the effect of the expenses incurred related to the Exchange Offer and proxy litigation.

     Net cash provided by investing activities for the six-months ended June 30, 1996 was $33,375 compared to cash provided by investing activities of $8,414 for the comparable period in 1995. On May 3, 1996, as previously discussed, GIANT received proceeds of $4,751 from the sale of Rally's stock to CKE and Fidelity. On January 29, 1996, Rally's purchased directly from GIANT $22,000 principal amount of its 9.875% Senior Notes. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. Proceeds from the sale of the Senior Notes directly to Rally's include Rally's first and second installment payments, made before the respective due dates, of $2,073. During the second quarter of 1996, the Company sold an additional $3,500 face value Senior Notes, through the open market, and received proceeds of $2,760. On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. This credit facility bears interest at prime and accrued interest is payable on a monthly basis. As of June 30, 1996, the balance in this facility was zero, as Rally's repaid the $500 that had been advanced in the first quarter in 1996. During the six-months ended June 30, 1996, the Company sold securities previously classified as investments available-for-sale receiving proceeds of $15,263 and also purchased securities, classified as invest-ments available-for-sale at June 30, 1996, at a cost of $2,126. In 1995, the Company paid income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business and received $30,695 from the sales and maturities, net of purchases, of marketable securities.

     Net cash used by financing activities for the six-months ended June 30, 1996 was $12,948 compared to $2,310 for the comparable period in 1995. On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT common stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. On February 29, 1996, the Company made a payment of $1,623 to pre-pay in full its 9.25% Term Note. The Company incurred no additional expenses in connection with this prepayment. Addi-tionally, the Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. During the six-months ended June 30, 1996, the Company acquired 1,465,000 shares of its common stock at an aggregate cost of $13,348. Included in these shares are 705,000 shares of its common stock, purchased directly from Fidelity, for an aggregate price of $6,085 in connection with the general release given to all parties in the lawsuit involving GIANT and Fidelity (see notes 3, 8 and 9 of the Notes to the Consolidated Financial Statements and Item 3 "Legal Proceedings' as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). During the first quarter of 1995, the Company paid off certain margin borrowings.

     The Company's major objective continues to be the acquisi-tion of an operating business that will provide increased shareholder value. Although the Company has identified several potential start-up acquisitions, prices have been too high to provide an acceptable return on equity invested without incurring dangerously high debt levels. GIANT's management believes this is driven by the continuing strong stock market and by high levels of cash in acquisition funds that are competing for a relatively small supply of public and private companies.
As a result, the Company has been actively seeking business opportunities for which it can bring unique value to GIANT's stockholders, through the strength of its balance sheet.

FIDELITY NATIONAL FINANCIAL INC. MERGER OFFER

     On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT common stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. On April 26, 1996, in connection with the general release, pursuant to the Agreement, given to all parties in the lawsuit involving GIANT and Fidelity (see notes 3, 8 and 9 of the Notes to Consolidated Financial Statements and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity, among other things, agreed to sell their entire investment in GIANT to the Company.

EXCHANGE OFFER

     On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock.

     On April 22, 1996, Rally's board of directors, after discussions between a special committee of the Rally's board and Donald E. Doyle, president and chief executive officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitaliza-tion to allow Rally's easier access to the capital markets to raise capital in the future. GIANT has agreed to the request and has terminated the proposed exchange offer.

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

SUBSEQUENT EVENTS

STOCK OPTION PLANS

     On July 12, 1996, GIANT's stockholders approved the following two new stock option plans for the Company. The following are certain features of the plans; these features are explained fully in the plans' document which are included in the Notice of the 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 7, 1996.

     The 1996 Employee Stock Option Plan (the "1996 Plan") promotes the interest of GIANT and its subsidiary and stock-holders by encouraging selected key employees of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the 1996 Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. The Option Committee of the Board of Directors will determine, based on factors as stated in the plan document, the employees that will receive the options, the number of options and whether Incentive (as defined in section 422A of the Internal Revenue Code) or Non-Qualified options will be granted. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. No options, to date, have been granted under this plan.

     The 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") promotes the interest of Giant and its subsi-diary and stockholders by encouraging Non-Employee directors of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the Director Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. Pursuant to the Director Plan, each Non-Employee director is entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the adoption date), 10,000 shares upon the initial appointment to the Board and an option to purchase 10,000 shares upon subsequent reelection to the Board. Upon election to the Executive Committee, the Non-Employee director will receive an additional option to purchase 10,000 shares. The options maybe exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. To date, 50,000 options were granted to the three Non-Employee members of the current Board of Directors. The exercise prices are $7.625 for 20,000 options and $7.75 for 30,000 options.

CLASS A COMMON STOCK, $.01 PAR VALUE

     On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation which would authorize 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.



<page-15>

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          3.1 Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common
               Stock, dated July 20, 1996.

          10.1 GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders to be held on July 12, 1996, filed with the Securities and Exchange Commission on June 7, 1996 and incorporated herein by reference).

          10.2 GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders to be held on July 12, 1996, filed with the Securities and Exchange Commission on June 7, 1996 and incorporated herein by reference).

          11.  Statement re: computation of per share earnings

          27.  Financial Data Schedule

   (b)    Reports on Form 8-K

          The following reports, filed during the second quarter of 1996, are incorporated by reference and are summarized below:

          April 9, 1996  -    Press Release by Company responding
                              to William P. Foley  II, Chairman
                              of the Board of Fidelity and CKE
                              Restaurant about GIANT's 1996
                              annual meeting.

          April 22, 1996  -   Press Release by Company with-
                              drawing Exchange Offer for Rally's
                              common stock.

          April 26, 1996  -   Company announces settlement of all
                              litigation with Fidelity and CKE
                              restaurants and the purchase of
                              Rally's common stock, owned by
                              GIANT, by Fidelity and CKE
                              restaurants.

Items 2,3,4 and 5 are not applicable.



<page-16>

                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GIANT GROUP, LTD. - Registrant



                              By:  \s\   Cathy L. Wood
                                 ---------------------------
                                   Cathy L. Wood
                                   Vice President and Treasurer
                                   Chief Financial Officer



Date: August 7, 1996