Form 10-Q
period 1996-09-30
GIANT GROUP LTD
filed 1996-11-08
CIK 41296

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the third quarterly period ended September 30, 1996


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


     On November 5, 1996, the latest practicable date, there were 3,639,255 shares of common stock outstanding.




<page-2>
                        GIANT GROUP, LTD.
                              INDEX





PART I. FINANCIAL INFORMATION

                                                        Page No.
Item 1. Financial Statements

        Consolidated Statements of Operations
        (Unaudited) - Three and Nine-Month
        Periods Ended September 30, 1995 and 1996           3

        Consolidated Balance Sheets - September 30,
        1996 (Unaudited) and December 31, 1995              4

        Consolidated Statements of Cash Flows
        (Unaudited) - Nine-Month Periods Ended
        September 30, 1995 and 1996                         5

        Notes to Consolidated Financial Statements          6-11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       12-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                   17

Item 2. Submission of Matters to a Vote of
        Security Holders                                    17

Item 6. Exhibits and Reports on Form 8-K                    17

        (a) Exhibits

        (b) Reports on Form 8-K

        Signature                                           18


<page-3>
                                 PART 1.  FINANCIAL INFORMATION
                                  Item 1.  Financial Statements


                                        GIANT GROUP, LTD.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three and nine-month periods ended September 30, 1995 and 1996
                                           (Unaudited)
                        ($ in thousands, except per share amounts)

                                        Three-months ended           Nine-months ended
                                           September 30,               September 30,
                                       1995           1996           1995         1996
                                    ----------     ----------     ----------   ----------
Revenue:
  Investment income                   $   853        $   591        $ 2,866      $ 2,155
  Gains from sale of investments          ---          2,219            ---        4,705
  Other income                              6              5             18           19
                                    ----------     ----------     ----------   ----------
     Total revenue                        859          2,815          2,884        6,879

Costs and expenses:

  General and administrative              885          1,207          2,837        3,195
  Proxy contest and related legal         ---            ---            ---          736
  Exchange Offer and related expenses     ---            ---            ---          518
  Interest expense                         23              1            107           33
  Depreciation                             93            105            275          282
                                   ----------     ----------     ----------   ----------
     Total costs and expenses          1,001          1,313           3,219        4,764
                                   ----------     ----------      ----------   ----------
Gain on sale of investment in
 affiliate                               ---            ---             ---        3,197

Equity in income (loss) of
 affiliate                            (8,207)            88         (10,489)         317
                                   ----------     ----------      ----------   ----------

Income (loss) from operations
 before (expense) benefit for
 income taxes                         (8,349)         1,590         (10,824)       5,629
Expense (benefit) for income taxes       ---             51             ---       (8,512)
                                   ----------     ----------      ----------   ----------
Net income (loss)                    $(8,349)       $ 1,539        $(10,824)     $14,141
                                   ==========     ==========      ==========   ==========

Earnings (loss) per common
 share and common equivalent
 share                               $ (1.64)       $ 0.33         $ (2.11)     $  2.71
                                   ==========     ==========      ==========   ==========

Weighted average common
 shares and common
 equivalent shares                 5,104,000      4,887,000       5,119,000    5,244,000
                                   ==========     ==========      ==========   ==========


               See accompanying notes to consolidated financial statements.


<page-4>
                                     GIANT GROUP, LTD.
                                CONSOLIDATED BALANCE SHEETS

                                                  December 31,      September 30,
                                                      1995              1996
                                                  ------------      ------------
                                                                    (Unaudited)
                                                         ($ in thousands,
                                                     except per share amounts)
ASSETS
Current assets
 Cash and cash equivalents                           $ 16,991        $ 21,950
 Short-term investments available-for-sale             25,650          10,682
 Income tax receivables                                   ---           8,925
 Note and other receivables                               712           5,214
 Prepaid expenses and other current assets              1,618             598
                                                     ---------       ---------
        Total current assets                           44,971          47,369

Investment in affiliate                                 3,423           3,884
Property and equipment, net                             3,267           3,662
Other assets                                               20              20
                                                     ---------       ---------
        Total assets                                 $ 51,681        $ 54,935
                                                     =========       =========

LIABILITIES
Current liabilities
 Accounts payable and accrued expenses               $    706        $ 1,101
 Current maturities of long-term debt                   1,671              44
 Income taxes payable                                   3,469           3,210
                                                     ---------       ---------
        Total current liabilities                       5,846           4,355

Deferred income taxes                                     690             942
                                                     ---------       ---------
        Total liabilities                               6,536           5,297
                                                     ---------       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
 2,000,000 shares, none issued                            ---             ---
Common stock, $.01 par value; authorized
  12,500,000 shares, issued 7,266,000 shares
  at September 30 and 6,966,000 at December 31             69              73
Capital in excess of par value                         33,508          37,229
Unrealized holdings gains (losses) on short-
  term investments                                     (1,328)            378
Retained earnings                                      29,796          43,937
                                                     ---------        ---------
                                                       62,045          81,617
Less common stock in treasury; 3,626,000 shares
  at September 30 and 1,952,000 at December 31,
  at cost                                              16,900          31,979
                                                     ---------       ---------
       Total stockholders' equity                      45,145          49,638
                                                     ---------       ---------
       Total liabilities and stockholders' equity    $ 51,681        $ 54,935
                                                     =========       =========

               See accompanying notes to consolidated financial statements.



<page-5>
                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the nine-month periods ended September 30, 1995 and 1996
                                        (Unaudited)

                                                              1995              1996
                                                           ---------         ---------
                                                               ($ in thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES:

Net income (loss)                                          $(10,824)         $ 14,141
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
   Depreciation                                                 275               282
   Gain on sale of short-term investments                       ---            (4,705)
   Accretion of discounts on short-term investments             ---              (226)
   Gain on sale of investment in affiliate                      ---            (3,197)
   Equity in (gain) loss of affiliate                        10,489              (317)
Changes in operating assets and liabilities:
  (Increases) decreases in assets
   Income tax receivables                                       ---            (8,512)
   Note and other receivables                                   ---                85
   Prepaid expenses and other                                  (373)               84
  Increases (decreases) in liabilities
   Accounts payable and accrued expenses                       (630)              395
   Income tax payable                                           272              (259)
                                                           ---------         ---------
              Net cash used by operating activities            (791)           (2,229)
                                                           ---------         ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Proceeds from sale of affiliate's debt securities               ---            17,692
Proceeds from sale of investment in affiliate                   ---             4,751
Sales and maturities of short-term investments,
  net of purchases                                            30,584             5,103
Loan to non-affiliate company                                   ---            (5,000)
Tax payments relating to discontinued operations            (22,238)              ---
Purchases of property and equipment                             (61)             (677)
                                                           ---------         ---------
              Net cash provided by investing activities       8,285            21,869
                                                           ---------         ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                     ---             2,025
Repayment of short-term borrowings                           (2,012)           (1,627)
Purchase of treasury stock                                     (694)          (15,079)
                                                           ---------         ---------
             Net cash used by financing activities           (2,706)          (14,681)
                                                           ---------         ---------
             Increase in cash and cash equivalents            4,788             4,959

Cash and cash equivalents:
   Beginning of period                                       23,472            16,991
                                                           ---------         ---------
   End of period                                           $ 28,260          $ 21,950
                                                           =========         =========

Supplemental disclosure of cash paid for:
   Income taxes                                            $ 22,364          $    459
   Interest                                                     133                33

               See accompanying notes to consolidated financial statements.

<page-6>

                        GIANT GROUP, LTD.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
         (Dollars in thousands, except per share amounts)


1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

          Earnings (loss) per common share and common equivalent share was computed in accordance with APB No. 15 using the weighted average common shares and common equivalent shares outstanding in all periods presented and the dilutive effect of outstanding stock options in periods when the Company is in a net income position. During the three and nine-month periods ended September 30, 1996, the dilutive effect of stock options was an increase of approximately 1,108,000 and 1,002,000, respectively, in weighted average common shares.

3.   PROMISSORY NOTE

          On September 27, 1996, the Company advanced $5,000 on a short-term note, to CBI Restaurants, Inc. an affiliate of CKE Restaurants Inc. (see note 4 of the Notes to the Conso-lidated Financial Statements), which is guarantor on the note. This note is payable in full on March 31, 1997. The interest rate on the promissory note is 10% and accrued interest is payable on December 31, 1996 and March 31, 1997. The note may be prepaid at any time without penalty and is callable by GIANT any time after November 30, 1996.

4.   INVESTMENT IN AFFILIATE

          GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") of $3,884 and $3,423 at September 30, 1996 and December 31, 1995, represents approximately 21% and 48%, respectively, of Rally's outstanding common stock. At September 30, 1996 and December 31, 1995, the Company owned approximately 4,313,000 and 7,430,000 shares of Rally's outstanding common stock, the quoted market value of which was approximately $13,344 and $7,198.

          On September 5, 1996, by prospectus, Rally's distri-buted transferable subscription rights to holders of record of Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder is entitled to purchase one unit for $2.25. A unit consists of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. On September 16, 1996, GIANT transferred 4,313,000 rights to an unaffiliated third party, which committed to GIANT that it would exercise the rights. On May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), GIANT sold approximately 768,000 shares of Rally's common stock to Fidelity National Financial, Inc. ("Fidelity") and approxi-mately 2,350,000 shares of Rally's common stock to CKE Restaurants, Inc. ("CKE"), a Fidelity affiliate. In addition, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,214 shares of Rally's common stock, at exercise prices ranging from $3.00 to $4.00 per share of Rally's common stock, through April 1998. Including the shares issued in connection with Rally's subscription rights offering, but not including shares issuable upon the exercise of the warrants, and if all the irrevocable options that were granted to Fidelity and CKE were exercised, GIANT's ownership percentage in Rally's would be reduced to 10%.

          During the third quarter of 1996, Rally's increase in stockholders' equity due to the subscription rights offering, as previously discussed, has been reflected as an increase of $1,699 in GIANT's investment in affiliate and an increase in capital in excess of par value.

          In connection with GIANT's sale of Rally's stock to Fidelity and CKE, as previously discussed, GIANT received cash of $4,751 and recognized a pre-tax gain, for financial statement purposes, of $3,197 in the second quarter of 1996. Additionally, because of a higher tax basis for the stock, the Company has recorded a tax benefit for the expected refund of taxes paid in prior years, net of current activity, of $8,512. This benefit would be received in cash in 1997 and would be reduced by additional income generated during the remainder of 1996.

          On January 29, 1996, Rally's purchased $22,000 principal amount of its 9.875% Senior Notes directly from GIANT. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. The Company deferred the resulting gain of $2,958 in the first quarter of 1996 and recognized the gain as the note was paid. On September 30, 1996, the short-term note was paid in full. Rally's installment payments were all made before the respective due dates. The Company recognized $886 of the resulting gain in the second quarter of 1996 and the remaining gain of $2,072 in the third quarter of 1996.

          During the second quarter of 1996, GIANT sold $3,500 face value of its investment in Rally's 9.875% Senior Notes through the open market, recognizing a pre-tax gain of $478.

          On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT partici-pating, non-voting preferred stock for Rally's common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's board of directors, after discussions between a special committee of the Rally's board and Donald E. Doyle, president and chief executive officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT agreed to the request and terminated the proposed exchange offer.

          On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. The interest on this facility was calculated at prime and accrued interest was payable on a monthly basis. In the first quarter of 1996, $500 was advanced to Rally's under this credit facility. This $500 advance was repaid in the second quarter of 1996 and no other advances have been made. This facility has now been canceled.

          On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit could not exceed $793. The letters of credit had a maximum maturity date of 365 days but could not extend beyond the agreement's expiration date of February 28, 1997. The letters of credit were secured by certain cash equivalents of GIANT. The Company was reimbursed by Rally's for costs related to issuance of these letters of credit. As of September 30, 1996, these letters of credit totaled $793. In October, these letters of credit, on behalf of Rally's were canceled and the cash equivalents were reinvested by GIANT.

     Summarized financial information for Rally's is as follows:

     Operating Results:

                                     Three Months Ended            Nine Months Ended
                                   -----------------------       -----------------------
                                   10/01/95        9/29/96       10/01/95        9/29/96
                                   --------       --------       --------       --------

     Revenues                      $ 49,851       $ 38,781       $142,164       $128,050
     Income (loss) from
       operations                   (14,803)         2,632        (14,591)         1,676
     Extraordinary gain, net of
       income taxes                     ---            302            ---          4,824
     Net income (loss)              (17,316)           414        (22,069)         1,363
     GIANT's share of non-cash
       equity gain (loss) in
       Rally's net income (loss)     (8,207)            88        (10,489)           317


5.   STOCK OPTION PLANS

          On July 12, 1996, GIANT's stockholders approved the following two new stock option plans for the Company. The following are certain features of the plans; these features are explained fully in the plans' document which are included in the Notice of the 1996 Annual Meeting of Stock-holders filed with the Securities and Exchange Commission on June 7, 1996.

          The 1996 Employee Stock Option Plan (the "1996 Plan") promotes the interest of GIANT and its subsidiary and stockholders by encouraging selected key employees of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the 1996 Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. The Option Committee of the Board of Directors will determine, based on factors as stated in the plan document, the employees that will receive the options, the number of options and whether Incentive (as defined in section 422A of the Internal Revenue Code) or Non-Qualified options will be granted. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. On September 19, 1996, 200,000 options were granted to GIANT's Chairman of the Board at an exercise price of $8.25 and terminate five years from the grant date.

          The 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") promotes the interest of GIANT and its subsidiary and stockholders by encouraging Non-Employee directors of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the Director Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. Pursuant to the Director Plan, each Non-Employee director is entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the adoption date), 10,000 shares upon the initial appointment to the Board and an option to purchase 10,000 shares upon subsequent reelection to the Board. Upon election to the Executive Committee, the Non-Employee director will receive an additional option to purchase 10,000 shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. To date, 50,000 options were granted to the three Non-Employee members of the current Board of Directors. The exercise prices are $7.625 for 20,000 options and $7.75 for 30,000 options.

6.   EXERCISE OF STOCK OPTIONS

          On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options, which were granted under the 1985 Non-Qualified Stock Option Plan which was canceled in August 1995, to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025.

7.   CLASS A COMMON STOCK, $.01 PAR VALUE

          On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation which would authorize 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A Common Stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.

8.   STOCKHOLDERS RIGHTS PLAN

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

9.   TREASURY STOCK

          During the nine months ended September 30, 1996, the Company acquired 1,674,000 shares of its Common Stock at an aggregate cost of $15,079. Included in these totals are 200,000 shares acquired from the Company's Chairman of the Board in the third quarter of 1996 at an aggregate cost of $1,652 and 705,000 shares purchased pursuant to the Agree-ment with Fidelity and CKE (see notes 4,11,12 of the Notes to the Consolidated Financial Statements) at an aggregate cost of $6,085 directly from Fidelity.

10.  ACCOUNTING CHANGE

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

11.  FIDELITY NATIONAL FINANCIAL INC. MERGER OFFER

          On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would receive Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT Common Stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. On April 26, 1996, in connection with the settlement of all litigation involving GIANT and Fidelity and pursuant to the Agreement (see notes 4 and 12 of the Notes to Consolidated Financial Statements of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity agreed, among other things, to sell their entire investment in GIANT to the Company.

12.  COMMITMENTS AND CONTINGENCIES

          In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stock-holders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a Director of Rally's and a partner in Christensen, White. That motion was denied on September 19, 1996. The action briefly was stayed between May 30 and June 21, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

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

          In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. In April 1996, Rally's filed a Motion to Dismiss in which GIANT has joined. The motion has been fully briefed and a hearing has been scheduled for November 26, 1996. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

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

13.  SUBSEQUENT EVENTS

     PROPOSED ACQUISITION

          On October 28, 1996, the Company announced the signing of a definitive agreement to acquire 81% of the operating assets of Horizon Fabrics Inc. (Horizon) and 81% of the stock of Hirschberg, Schutz & Co. (Hirschberg) for $32,400 in cash, long-term notes and the assumption of certain liabilities. The remaining interest in the companies will continue to be owned by the companies' senior management and founders. The agreement will be finalized upon the comple-tion of successful due diligence and is expected to be completed before year-end.

          Horizon and Hirschberg together are the leading supplier of specialty fabrics, ribbons and trims to the consumer segment of the craft industry. The company is headquartered in Union, New Jersey and employs 75 people. FORMATION OF NEW SUBSIDIARY

          On October 31, 1996, the Company announced the formation of a new, wholly-owned subsidiary, GIANT MARINE GROUP, LTD., to formulate, develop and implement a unique concept in the boating world. As part of this plan, the Company has acquired two boats at a cost of approximately $21,000. The Company paid cash of approximately $10,600 and the balance will be paid in installments of $1,000, beginning in January 1997, with the balance due on March 15, 1997. One of the boats will be delivered shortly to a shipyard for renovations. When the boats are ready for full utilization and international marketing, complete details of the plan will be announced.





<page-12>

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTHS ENDED
SEPTEMBER 30, 1996 VERSUS THE COMPARABLE 1995 PERIOD

     Total revenue for the three and nine-month periods ended September 30, 1996 and 1995 increased to $2,815 from $859 and to $6,879 from $2,884, respectively. These increases resulted from the gain on the sale of the Company's investments previously classified as available-for-sale. This increase was offset by lower income earned on the reduced levels of investment in short-term U.S. government obligations.

     General and administrative expenses for the three and nine-months ended September 30, 1996 and 1995 increased to $1,207 from $885 and to $3,195 from $2,837, respectively. This increase is primarily due to higher travel expenses of $135 and legal expenses of $130 for the nine months ended September 30, 1996. Travel and legal expenses increased due to costs incurred related to the review of possible acquisitions.

     The Company's results from operations were impacted by certain one-time expenses. The Company incurred, for the nine-month period ended September 30, 1996, legal and administrative expenses of $736 consisting of proxy and related legal expenses in connection with the Fidelity/Foley litigation (see note 12 of the Notes to Consolidated Financial Statements). In addition, for the nine-months ended September 30, 1996, the Company incurred $518 in legal, accounting and administrative expenses incurred by the Exchange Offer, which was terminated on April 22, 1996 (see note 4 of the Notes to the Consolidated Financial Statements).

     Interest expense for the three and nine-month periods ended
September 30, 1996 and 1995 decreased to $1 from $23 and decreased to $33 from $107, as a result of the prepayment in February 1996 of the Company's 9.25% Term Note, due December 18,
1996.

     GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") at September 30, 1996 and December 31, 1995, represents approxi-mately 21% and 48%, respectively, of Rally's outstanding common stock. The investment percentage decreased because GIANT did not participate in Rally's subscription rights plan and transferred their 4,313,000 subscription rights to purchase Rally's common stock to an unaffiliated third party, which committed to GIANT that it would exercise the subscription rights and the sale by GIANT, on May 3, 1996 of approximately 768,000 shares of Rally's common stock to Fidelity National Financial, Inc. ("Fidelity") and approximately 2,350,000 shares of Rally's common stock to CKE Restaurants, Inc. ("CKE"), a Fidelity affiliate. These two transactions are explained further in the Liquidity and Capital Resources section of Item 2 of this Form 10-Q. For the three-months ended September 30, 1996 and 1995, GIANT's non-cash equity income in Rally's increased to $88 from a loss of $8,207 in 1995. Rally's net income for the three-months ended September 30, 1996 and 1995 increased to $414 from a loss of $17,316 in 1995. This increase in net income resulted primarily from significant reductions in expenses across all major categories. Addition-ally, Rally's net loss for the third quarter of 1995 included charges related to the planned closing of 25 poorly performing restaurants and the planned divestment of excess real estate and modular buildings. For the nine-months ended September 30, 1996 and 1995, GIANT's non-cash equity income in Rally's increased to $317 from a loss of $10,489 in 1995. Rally's net income for the nine-months ended September 30, 1996 and 1995 increased to $1,363 from a loss of $22,069 in 1995. This increase in Rally's net income resulted primarily from product cost reductions and an extraordinary gain recorded in the first quarter of 1996, net of income tax, of $4,522 related to the early retirement of $22,000 principal amount of their 9.875% Senior Notes (see note 4 of the Notes to Consolidated Financial Statements).

     The Company's net income for the three and nine-months ended September 30, 1996 and 1995 increased to $1,539 from a loss of $8,349 and to $14,141 from a loss of $10,824. For the nine months ended September 30, 1996, the increase in net income resulted primarily from the gain of $3,197 on the sale of Rally's common stock and related tax benefit of $8,512 and gains from the sales of investments previously classified as available-for-sale of $4,705. In addition, GIANT recorded non-cash equity income in Rally's of $317 in 1996 compared to a loss of $10,489 in 1995. However, this increase in GIANT'S net income was lowered by one-time expenses of the terminated Exchange Offer and expenses incurred in connection with the Fidelity/Foley litigation settled in the second quarter of 1996 and lower income earned on the reduced levels of investments in short-term U.S. government obligations.

     The Company's consolidated financial statements reflect valuation allowances of $11,058 and $19,697, at September 30, 1996 and December 31, 1995, respectively, as it is not likely, as defined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") that these tax benefits will be realized in the near future. The decrease in the allowance relates primarily to the expected tax benefit of $8,512 related to the sale of Rally's stock, previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, investments available-for-sale, income tax receivables and note and other receivables totaled $46,771 at September 30, 1996 compared with $43,353 at December 31, 1995. On September 27, 1996, the Company advanced $5,000 on a short-term note, to CBI Restaurants, Inc., an affiliate of CKE Restaurants, Inc. which is guarantor on the note. This note is payable in full on March 31, 1997. The interest rate on the promissory note is 10% and accrued interest is payable on December 31, 1996 and March 31, 1997. The note maybe prepaid at any time without penalty and is callable by GIANT any time after November 30, 1996. Both the lines and the letters of credit previously extended to Rally's were canceled. Additionally, Rally's note receivable issued in connection with their purchase of their Senior Notes in the first quarter of 1996 was paid in full. Income tax receivables at September 30, 1996 primarily consist of an expected refund of $8,512 applicable to GIANT's sale of Rally's common stock, as previously discussed. At September 30, 1996 and December 31, 1995, the Company had working capital of $43,014 and $39,125 with current ratios of 11 and 8 to 1, respectively.

     As of September 30, 1996 and December 31, 1995, GIANT owned approximately 4,313,000 and 7,430,000 shares, respectively, of Rally's outstanding common stock, which it acquired from 1987 to 1994. At September 30, 1996 and December 31, 1995, GIANT's $3,884 and $3,423 investment in Rally's represents approximately 21% and 48%, respectively, of Rally's outstanding common stock, the quoted market value of which was $13,344 and $7,198. On September 5, 1996, by prospectus, Rally's distributed transfer-able subscription rights to holders of record of Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder is entitled to purchase one unit for $2.25. A unit consists of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. Rally's increase in stockholders' equity, due to the subscription rights offering, has been reflected as an increase of $1,699 in GIANT's investment in affiliate and an increase in capital in excess of par value. On September 16, 1996, GIANT transferred 4,313,000 rights to an unaffiliated third party, which committed to GIANT that it would exercise the rights. On May 3, 1996, pursuant to a Purchase and Standstill Agreement dated April 26, 1996 (the "Agreement"), GIANT sold approximately 768,000 shares of Rally's common stock to Fidelity National Financial, Inc. ("Fidelity") and approximately 2,350,000 shares of Rally's common stock to CKE Restaurants, Inc. ("CKE"), a Fidelity affiliate. In addition, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,214 shares of Rally's common stock, at exercise prices ranging from $3.00 to $4.00 per share of Rally's common stock, through April 1998. Including the shares issued in connection with Rally's subscription rights offering, but not including shares issuable upon the exercise of the warrants, and if all the irrevocable options that were granted to Fidelity and CKE were exercised, GIANT's ownership percentage in Rally's would be reduced to 10%. In connection with GIANT's sale of Rally's stock to Fidelity and CKE, as previously discussed, GIANT received cash of $4,751 and recognized a pre-tax gain, for financial statement purposes, of $3,197 in the second quarter of 1996. Additionally, because of a higher tax basis for the stock, the Company has recorded a tax benefit for the expected refund of taxes paid in prior years, net of current activity, of $8,512. This benefit would be received in cash in 1997 and would be reduced by additional income generated during the remainder of 1996.

     On October 28, 1996, the Company announced the signing of a definitive agreement to acquire 81% of the operating assets of Horizon Fabrics Inc. (Horizon) and 81% of the stock of Hirschberg, Schutz & Co. (Hirschberg) for $32,400 in cash, long-term notes and the assumption of certain liabilities. The remaining interest in the companies will continue to be owned by the companies' senior management and founders. The agreement will be finalized upon the completion of successful due diligence and is expected to be completed before year-end.

     On October 31, 1996, the Company announced the formation of a new, wholly-owned subsidiary, GIANT MARINE GROUP, LTD., to formulate, develop and implement a unique concept in the boating world. As part of this plan, the Company has acquired two boats at a cost of approximately $21,000. The Company paid cash of approximately $10,600 and the balance will be paid in install-ments of $1,000, beginning in January 1997, with the balance due on March 15, 1997. One of the boats will be delivered shortly to a shipyard for renovations. When the boats are ready for full utilization and international marketing, complete details of the plan will be announced.

     The Company's current liquidity is provided by investment income and the liquidation of short-term investments. Management believes that this liquidity, its capital resources and its ability to obtain financing at favorable rates are sufficient to cover the Company's short and long-term cash requirements, including any acquisitions.

     At September 30, 1996 and December 31, 1995, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California made as a result of their audit of the tax years 1989 through 1991. GIANT has disputed this assessment and has provided documents to support the Company's position during meetings with the New York office of the California State Franchise Tax Board during 1995. The Company has received a preliminary proposed adjustment from the New York office which indicates that the assessment will be reduced. The Company made payments of $259 during 1996 related to this assessment. The ultimate resolution will be based on the final review and official notice from the California office of the Franchise Tax Board, which has not yet been received.

     Net cash used by operating activities for the nine-months ended September 30, 1996 was $2,229 compared to net cash used by operating activities of $791 for the comparable period in 1995. This increase in cash used was attributable to the changes in operating assets and liabilities and expenses incurred related to the Exchange Offer and proxy litigation.

     Net cash provided by investing activities for the nine-months ended September 30, 1996 was $21,869 compared to net cash provided by investing activities of $8,285 for the comparable period in 1995. On January 29, 1996, Rally's purchased directly from GIANT $22,000 principal amount of its 9.875% Senior Notes. The Company had purchased $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest at prime rate. Proceeds from the sale of affiliates's debt securities include all of Rally's installment payments, made before the respective due dates, of $4,145. On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2,000 to provide for certain seasonal financing requirements. The first quarter advance of $500 has been paid in full and the facility has been canceled. During the second quarter of 1996, the Company sold an additional $3,500 face value Senior Notes, through the open market, and received proceeds of $2,760. On May 3, 1996, as previously discussed, GIANT received proceeds of $4,751 from the sale of Rally's stock to CKE and Fidelity. During the nine-months ended September 30, 1996, the Company sold securities previously classified as investments available-for-sale receiving proceeds of $15,805 and also purchased securities, classified as investments available-for-sale at September 30, 1996, at a cost of $10,702. Additionally, on September 27, 1996, as previously discussed, the Company advanced $5,000 to CBI Restaurants, Inc. In 1995, the Company paid income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business and received $30,584 from the sales and maturities, net of purchases, of marketable securities.

     Net cash used by financing activities for the nine-months ended September 30, 1996 was $14,681 compared to $2,706 for the comparable period in 1995. On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. On February 29, 1996, the Company made a payment of $1,623 to pre-pay in full its 9.25% Term Note. The Company incurred no additional expenses in connection with this prepayment. Addi-tionally, the Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. During the nine-months ended September 30, 1996, the Company acquired 1,674,000 shares of its common stock at an aggregate cost of $15,079. Included in these shares are 200,000 shares acquired from the Company's Chairman of the Board in the third quarter of 1996 at an aggregate cost of $1,652 and 705,000 shares of its Common Stock, purchased directly from Fidelity, for an aggregate price of $6,085 in connection with the general release given to all parties in the lawsuit involving GIANT and Fidelity (see notes 4, 11 and 12 of the Notes to the Consolidated Financial Statements of this Form 10-Q and Item 3 "Legal Proceedings' as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


FIDELITY NATIONAL FINANCIAL INC. MERGER OFFER

     On February 14, 1996, Fidelity made an offer to acquire the Company in a friendly merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT Common Stock. At that date, Fidelity had acquired an investment of approximately 14.8% of the Company. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. On April 26, 1996, in connection with the general release, pursuant to the Agreement, given to all parties in the lawsuit involving GIANT and Fidelity (see notes 4 and 12 of the Notes to Consolidated Financial Statements of this Form 10-Q and
Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), Fidelity, among other things, agreed to sell their entire investment in GIANT to the Company.


EXCHANGE OFFER

     On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's board of directors, after discussions between a special committee of the Rally's board and Donald E. Doyle, president and chief executive officer of Rally's, requested that GIANT terminate the Exchange Offer. The termina-tion was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT has agreed to the request and has terminated the proposed exchange offer.


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


STOCK OPTION PLANS

     On July 12, 1996, GIANT's stockholders approved the follow-ing two new stock option plans for the Company. The following are certain features of the plans; these features are explained fully in the plans' document which are included in the Notice of the 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 7, 1996.

     The 1996 Employee Stock Option Plan (the "1996 Plan") promotes the interest of GIANT and its subsidiary and stock-holders by encouraging selected key employees of the Company to acquire a proprietary interest in GIANT. The aggregate number of shares to be delivered upon the exercise of all options granted under the 1996 Plan shall not exceed 250,000 shares of the Company's $.01 par value Common Stock. The Option Committee of the Board of Directors will determine, based on factors as stated in the plan document, the employees that will receive the options, the number of options and whether Incentive (as defined in section 422A of the Internal Revenue Code) or Non-Qualified options will be granted. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. On September 19, 1996, 200,000 options were granted to GIANT's Chairman of the Board at an exercise price of $8.25 and terminate five years from the grant date.

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


CLASS A COMMON STOCK, $.01 PAR VALUE

     On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation which would authorize 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A Common Stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.




<page-17>

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

For information regarding legal matters, see Note 12 of the Notes to Consolidated Financial Statements on page 10 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 12,
1996. The stockholders elected a Board of four directors, approved the Company's 1996 Employee Stock Option Plan and 1996
Stock Option Plan for Non-Employee Directors, approved an amendment to the Company's Certificate of Incorporation to authorize a new class of non-voting Class A Common Stock, $.01 par value per share and ratified the appointment of Arthur
Andersen LLP as the Company's independent auditors.

Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

                              For          Against     No Vote
Board of Directors

Terry Christensen             2,905,592      -         625,406
David Gotterer                2,905,925      -         625,073
David Malcolm                 2,905,925      -         625,073
Burt Sugarman                 2,904,655      -         626,343

Company's 1996 Employee
Stock Option Plan             2,387,558    524,302     619,138

Company's 1996 Stock
Option Plan for Non-
Employee Directors            2,413,715    498,059     619,224

New class of non-voting
Class A Common Stock
$.01 par value                1,984,415    922,616     623,967

Arthur Andersen LLP as
Company's independent
auditors                      3,366,258    160,296       4,444


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

     10.1 Promissory note ($5,000,000) between GIANT GROUP, LTD.
          and CBI Restaurants, Inc., dated September 27, 1996.

     10.2 Guaranty between GIANT GROUP, LTD. and CKE Restaurants,
          Inc. on $5,000,000 promissory note, dated September 27, 1996.

     11.  Statement re: computation of per share earnings

     27.  Financial Data Schedule

   (b)    Reports on Form 8-K

          No reports on Form 8-K have been filed by the Company during the third quarterly period ended September 30, 1996.

Items 2,3,4 and 5 are not applicable.



<page-18>

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GIANT GROUP, LTD. - Registrant



                              By:  \s\   Cathy L. Wood
                                  -------------------------
                                   Cathy L. Wood
                                   Vice President and Treasurer
                                   Chief Financial Officer


Date: November 5, 1996