Form 10-K405
period 1996-12-31
GIANT GROUP LTD
filed 1997-03-27
CIK 41296

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
             For fiscal year ended December 31, 1996


                        GIANT GROUP, LTD.

 9000 Sunset Boulevard, 16th Floor, Los Angeles, California 90069

          Registrant's telephone number  (310) 273-5678

                  Commission File Number 1-4323

        I.R.S. Employer Identification Number  23-0622690

                 State of Incorporation  Delaware


Securities registered pursuant to 12(b) of the Act:

Title of Class      Name of Each Exchange on Which Registered
--------------      -----------------------------------------
Common Stock,       New York Stock Exchange
$.01 Par Value

Securities registered pursuant to 12(g) of the Act:    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     As of March 24, 1997, 3,210,655 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price on the New York Stock Exchange on March 24, 1997 was $14.5 million.

             Exhibit Index located at page 42 herein.

                        TABLE OF CONTENTS


PART I
Page No.

     Item 1.   Business.                                     3

     Item 2.   Properties.                                  11

     Item 3.   Legal proceedings.                           12

     Item 4.   Submission of matters to a vote
               of security holders.                         14

PART II

     Item 5.   Market for the registrant's common
               equity and related stockholder matters.      14

     Item 6.   Selected financial data.                     15

     Item 7.   Management's discussion and analysis
               of financial condition and results
               of operations.                               16

     Item 8.   Financial statements and supplementary
               data.                                        20

     Item 9.   Changes in and disagreements with
               accountants on accounting and financial
               disclosure.                                  42

PART III

     Item 10.  Directors and executive officers of
               the registrant.                              42

     Item 11.  Executive compensation.                      42

     Item 12.  Security ownership of certain beneficial
               owners and management.                       42

     Item 13.  Certain relationships and related
               transactions.                                42

PART IV

     Item 14.  Exhibits, financial statement schedules
               and reports on Form 8- K.                    42





<page-3>
                              PART I


ITEM 1.   BUSINESS.

NARRATIVE DESCRIPTION OF BUSINESS

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation which was organized under the laws of the State of Delaware in 1913.

     GIANT MARINE GROUP, LTD. d/b/a THE OCEAN GROUP,
     LUXURY YACHT CO-OWNERSHIP PROGRAM

       FORMATION AND ORGANIZATION OF COMPANY

       GIANT MARINE, d/b/a The Ocean Group ("GIANT MARINE"), is a corporation organized under the laws of the state of Delaware in November 1996. GIANT MARINE is a wholly-owned subsidiary of the Company. GIANT's executive officers and Board of Directors also serve in the same capacities for GIANT MARINE.

       BUSINESS PLAN

       ACQUISITION OF YACHTS

       GIANT MARINE purchases large ocean cruising yachts for inclusion in its Luxury Yacht Co-Ownership Program. Once purchased or acquired, the yachts are completely scrutinized to determine the necessary upgrades needed to bring the yachts up to The Ocean Group's Luxury Yacht Co-Ownership Program's standards. This process includes developing a scope of work that covers every item from engine upgrade, interior renovations, exterior upgrade, and replacement of equipment, including the possible replacement of navigational and communication equipment. It also includes upgrades of china, silver, linens and other accessories. This scope of work is then completed, resulting in a yacht which is newly designed and furnished to the highest standards of the yachting community.

       The Ocean Group then markets and sells these yachts in its Co-Ownership program. Although no assurances can be given, The Ocean Group's business plan is to sell these yachts at a profit after recouping all costs and expenses relating to the purchase and upgrade, and thereafter to derive revenues from the operation and maintenance of the yachts on behalf of the owners.

       CO-OWNERSHIP PROGRAM

       Prior to The Ocean Group, individuals or companies, when purchasing a luxury yacht, would assume 100% of the costs and expenses of the yacht, even though typically the yacht is utilized by the owners for only a small fraction of the time. In addition, the capital outlay and interest costs adds to the expense burden of owning the yacht. The day-to-day management of the yacht and crew can be more than a full time job for the solo-owners and their staff.

       The Ocean Group's program offers Co-Ownership in multiples of one-fourths. The Ocean Group believes its ownership program will be attractive to buyers because Co-Ownership represents a more efficient form of ownership for most users, reducing the capital investment, interest costs, operating costs and capital outlay for non-routine maintenance up to 75% (since all costs are shared by co-owners) thus making large yachts more affordable to the current market of yacht buyers. A critical element of the marketing plan is The Ocean Group's belief that its program opens the luxury yacht market to a new group of buyers, due to the reduced capital outlay, interest carrying cost and operating costs.

       OPERATIONS

       The owners contract with The Ocean Group to perform the day-to-day maintenance and operation of the yachts for a monthly fee. This includes the following services:

       -  Day to day operation and support of the vessel
       - Inspect, service and test the vessel to keep her in good operating condition
       -  Maintain records, logs and other documentation
       - Hire, manage and disburse wages and gratuities to the captain and crew, including applicable taxes, medical insurance, training costs and employment insurance related costs
       - Investigate all complaints of any co-owner with regard to performance of any crew members, and replace them if necessary
       - Pay fuel costs for the vessel at times when it is not being used by a co-owner
       - Pay routine costs associated with up to two (2) transatlantic crossings per year
       - Undertake provisioning and scheduling arrangements for the vessel
       -  Pay routine maintenance costs
       - Pay dockage, customs fees and port taxes at times when the vessel is not being used by a co-owner
       - Pay laundry and dry-cleaning expenses for crew uniforms and vessel linens
       -  Pay costs of uniforms for the crew
       - Pay communication costs (SATCOM and cellular) at times when the vessel is not being used by a co-owner
       - Pay costs of provisioning for the crew, and other consumable vessel supplies (except the provisioning needs of co-owner during a specific usage of the vessel which remains the co-owner's responsibility)

       Under the program, for the first twelve months of operation, The Ocean Group guarantees the monthly operating costs for these services. The Ocean Group believes that based on industry research and investigation, an average yearly operating expense can be estimated. After the first twelve months of operation, The Ocean Group has reserved the right to adjust this fee for the following twelve months. These operating costs will be adjusted based upon the previous year's experience and a projection of the next twelve months expenses.

       All non-routine maintenance (as determined and defined by The Ocean Group) will be allocated among the owners according to their ownership interest percentage and the owner will be responsible for such cost. While the yachts are being marketed and until 100% ownership has been sold, The Ocean Group will pay the cost of operation and maintenance for the unsold interest. The Ocean Group anticipates that this cost will be recovered upon the complete sale of the yacht.

       In addition to the on-going operating costs, under the program, owners pay to The Ocean Group a "per day Usage Fee" while they are actually using the yacht. This Usage Fee will provide seasonal bonuses and tips for the captain and crew and additional revenue to The Ocean Group. Each twenty-five percent owner will be allocated a minimum of six weeks usage and it is, therefore, to the benefit of The Ocean Group to provide the most number of useable days possible to the owners.

       The Ocean Group has contracted with Bob Saxon Associates, an established yacht charter and management company in Fort Lauderdale, Florida, to assist The Ocean Group in the daily management and maintenance of the yachts. The Ocean Group pays Bob Saxon an annual fee for its services.

       Each yacht has a captain and crew consisting of up to 12 people. The Company is currently developing and managing the business with existing staff. It is expected that additional staff will be required in 1997 as the business develops.

       YACHT DESCRIPTION, AVAILABILITY AND MARKETING

       DESCRIPTION

       The Ocean Group has purchased two yachts to date for this program:

       The first yacht that was purchased in October 1996 for The Ocean Group program was BRAVEHEART. This 163-foot (49.38 meters) 1989 jet-drive motor yacht was started in Sweden by the Oskarshamn yard and completed at the Hakvoort yard in Holland to Det Norske Veritas class. It has a cruising speed of 12 knots and a top speed of 14 knots and a range of 3,900 nautical miles. BRAVEHEART is currently undergoing a refit at Palmer Johnson's Savannah shipyard and is being thoroughly updated mechanically, and receiving a dramatic facelift inside and out to attain a classical style. This yacht is expected to be available in late June for sale and use in the Mediterranean this summer.

       KAHALANI is a 141-foot (43 meters) oceangoing motor yacht built in Holland by de Vries Feadship in 1993. This yacht was purchased in November 1996. KAHALANI cruises at 12 knots and has a maximum speed of 14 knots. At 11 knots, she has a range of 3,800 nautical miles. The yacht is classed to Lloyd's Maltese Cross 100A1+LMC. The yacht was given a new exterior look with a new paint scheme and new fashion plates at Palmer Johnson's Savannah shipyard in January 1997.

       AVAILABILITY

       The Ocean Group believes that the success of the program will be based on its ability to make available luxury yachts of the highest quality at a fraction of the cost. The Ocean Group believes that between the yachts generally in the market for sale and its ability to contract with large luxury yacht builders that a sufficient supply of yachts will continue to be available for the program.

       PROMOTION AND ADVERTISING

       On February 6, 1997, The Ocean Group launched its new Luxury Yacht Co-Ownership Program in Fort Lauderdale, Florida with a presentation of the program to the luxury-yacht brokerage community. The program offers brokers the chance to present buying opportunities to current yacht owners who can move up to a larger yacht without increasing (and possibly reducing) their costs and to attract new yacht owners to the program.

       In addition to using the luxury-yacht brokerage community to promote the Co-Ownership program, The Ocean Group will run print advertisements in such magazines as YACHTING, SHOWBOATS INTERNATIONAL, ROBB REPORT, and in newspapers and trade magazines such as DAILY VARIETY and the WALL STREET JOURNAL. Through both the brokerage community and direct marketing, The Ocean Group believes it will attract qualified buyers to the program.

       COMPETITION

       The competition for the Co-Ownership program is from both the charter market and the ability of a buyer to purchase 100% of a yacht in the general market. The Ocean Group believes that the Co-Ownership program will be an attractive alternative to both charter and solo-ownership. The Ocean Group believes its program opens yacht ownership to a wider range of customers than are currently active in the yachting community. This is due to the lower investment and expense requirement in the Co-Ownership program.

       In conjunction with the benefit of stepping up to a larger, more luxurious yacht, The Ocean Group believes it will attract customers who, prior to the program, would not have considered the purchase of a yacht due to the financial and operational burden of solo-ownership. The Ocean Group believes that Co-Ownership with the benefit of The Ocean Group's yacht scheduling process and the certainty of "their personal yacht" being available to them for cruising, has significant advantages compared to the uncertainty of yacht chartering. Yacht chartering can result in the unavailability of the requested yacht and uncertainty of the quality and acceptability of the crew and yacht.

       FINANCING

       The Ocean Group will either pay cash or negotiate terms for each yacht placed into the program. Once the yacht is 100% sold, all debt on the yacht incurred by The Ocean Group, if any, will be paid in full. The Ocean Group currently has a $10 million financing commitment on KAHALANI with a major marine lender who is also willing to finance, under its credit criteria, potential buyers of the Co-Ownership program.

       CONTRACTS

       The Co-Ownership program requires the execution of five separate agreements with each co-owner, which work together to document the terms of the purchase from The Ocean Group, the Co-Ownership arrangements among the owners and the maintenance of the yacht by The Ocean Group. The Purchase Agreement provides for a buy-back by The Ocean Group of the Co-Ownership interest, upon the written request of the owner, after the first 24 months of ownership based on the yacht's fair market value less a 10% remarketing fee.

       RISKS

       The Company believes that there are certain factors that affect the purchase of luxury yachts. Owners will primarily consist of companies and individuals. Their decision to purchase an interest in a yacht will be affected by, among other things, the economy's effect on their business and the fluctuation of interest rates. However, because of the lower cash outflow required for the Co-Ownership purchase as compared to solo-ownership, the importance of these factors should be mitigated. In recent years, the Arab oil embargo, the United States luxury tax and the Gulf war have slowed the interest in the ownership of the luxury yachts. Because this is a new program, The Ocean Group is unable to determine if there is sufficient interest in Co-Ownership of luxury yachts to fully develop the business. Since The Ocean Group has no operating performance or sales experience, it cannot determine whether the program will prove to be viable or profitable. If the market does not develop as anticipated, The Ocean Group may sell the yachts to recoup its costs. The Ocean Group can not be certain of its ability to recover all the costs of the program or the yacht investments. The total start-up, development and marketing costs are not yet quantifiable and it is unknown at this time how long before the program will become profitable, if at all.

       As of March 25, 1997, the Company has not sold any interests in the Co-Ownership program and there can be no assurance that the Company will be able to do so in the future. Also, the effect of the buyback cannot be totally assessed at this time. The Ocean Group believes that in the case of a repurchase of a Co-Ownership interest, it will have sufficient liquidity and capital resources to enable it to satisfy its obligations and continue the program.

       Currently, the yachts carry $20 million each in liability insurance with hull insurance covering what The Ocean Group estimates to be the current market value of the yachts.

     RALLY'S HAMBURGERS, INC.

     GIANT, through its equity investment in Rally's Hamburgers, Inc. ("Rally's") (NASDAQ:RLLY), is involved in the operation and franchising of double drive-thru hamburger restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At February 24, 1997, the Rally's system included 471 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 214 Company-owned restaurants, 230 franchised restaurants and 27 company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), an owner of Carl's Jr., a competing fast-food restaurant chain (see page 8 of this Form 10-K). One additional company-owned restaurant has been converted to a Carl Jr.'s format and is not included in the restaurant count.
Rally's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. Rally's serves the drive-thru and take-out segments of the quick-service restaurant market.
Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

     GIANT's investment in Rally's of $2,926,000 and $3,423,000 at December 31, 1996 and 1995, represents approximately 15% and 48%, respectively, of Rally's outstanding common stock. At December 31, 1996 and 1995, the Company owned approximately 3,137,000 and 7,430,000 shares of Rally's outstanding common stock, the quoted market price of which was approximately $14,313,000 and $7,198,000. On March 24, 1997, the market price of the Company's investment in Rally's outstanding common stock was $10,195,000. The Company's equity investment percentage in Rally's decreased because GIANT did not elect to participate in Rally's Shareholder Rights Offering and because of the acquisi-tion of 4,293,000 shares by CKE and Fidelity National Financial, Inc. ("Fidelity") from the Company. The Company will continue to account for the investment under the equity method of accounting because of the Company's ability to exercise significant influence over operating and financial policies of Rally's, due to the Company's representation on the Rally's Board of Directors, including GIANT's Chief Executive Officer as Chairman of Rally's Board of Directors.

     On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's Board of Directors, after discussions between a special committee of the Rally's Board of Directors and Donald E. Doyle, President and Chief Executive Officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets in order to raise capital in the future. GIANT agreed to the request and terminated the proposed Exchange Offer.

     On January 29, 1996, Rally's purchased $22 million principal amount of its 9.875% senior notes ("Senior Notes") directly from GIANT for $14,932,000. The Company had purchased a total of $26,424,000 in principal during 1995 for $14,051,000 and recorded these Senior Notes as investments available-for-sale. The Company recognized a gain of $2,958,000 on the sale of these Senior Notes. In addition, during the second quarter of 1996, GIANT sold an additional principal amount of $3,500,000 of its investment in Rally's Senior Notes through the open market, recognizing a pre-tax gain of $478,000.

     On February 1, 1996, GIANT agreed to provide Rally's with a short-term credit facility of up to $2 million to provide for certain seasonal financing requirements. The interest on this facility was calculated at prime and accrued interest was payable on a monthly basis. As of March 31, 1996, $500,000 was advanced to Rally's under this credit facility. This $500,000 advance was repaid in the second quarter of 1996 and no other advances have been made. This facility has now been canceled.

     On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit could not exceed $793,000. The letters of credit had a maximum maturity date of 365 days but could not extend beyond the agreement's expiration date of February 28, 1997. The letters of credit were secured by certain cash equivalents of GIANT. The Company was reimbursed by Rally's for costs related to issuance of these letters of credit. In October 1996, these letters of credit, on behalf of Rally's, were canceled and the cash equivalents were reinvested by GIANT.

     On May 3, 1996, pursuant to a Purchase and Standstill Agreement between GIANT and Fidelity (see page 9 of Form 10-K), GIANT sold approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE. The Company received cash of $4,751,000 and recognized a pre-tax gain of $3,197,000. As part of this transaction, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,000 shares of Rally's common stock from GIANT, at exercise prices ranging from $3.00 to $4.00 per share, through April 1998. In March 1997, 1,175,000 options granted to CKE and Fidelity by GIANT to purchase Rally's common stock at $4.00 per share were canceled.

     On July 1, 1996 Rally's and CKE entered into a ten-year agreement ("Operating Agreement") pursuant to which 28 Rally's owned restaurants, located in California and Arizona, are being operated by Carl's Jr. At the discretion of CKE, certain restaurants will be converted to Carl's Jr. At February 24, 1997, one restaurant has been converted. Under the Operating Agreement, Carl's Jr. will be responsible for the conversion expenses, as well as the operating expenses for all the restaurants. Rally's will retain ownership of all the restaurants and receive a percentage of gross revenues generated by each restaurant. The Operating Agreement is cancelable, at the discretion of CKE, after an initial five-year period.

     On September 5, 1996, by prospectus, Rally's distributed transferable subscription rights to holders of record of Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder was entitled to purchase one unit for $2.25. A unit consisted of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. On September 16, 1996, GIANT elected to transfer its 4,312,000 available subscription rights to an unaffiliated third party, which has subsequently exercised the rights. GIANT's increase in Rally's shareholders' equity due to the Shareholder Rights Offering has been reflected as an increase of $1,699,000 in GIANT's investment in affiliate and an increase in capital in excess of par value.

     During the fourth quarter of 1996, CKE and Fidelity, in total, exercised its option to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 per share. The Company received cash of $3,526,000 and recognized a pre-tax gain of $2,518,000. The Company, because of this sale, recognized $462,000 in income that was previously shown as an increase in capital in excess of par value. This income is included in gain on the sale of investment in affiliate.

     On December 20, 1996, Rally's announced that it has issued warrants ("Rally's Warrants") to CKE and Fidelity to purchase an aggregate 1,500,000 restricted shares of its common stock at an exercise price of $4.375 per share. The Rally's Warrants have a 3-year term and are not exercisable until December 20, 1997. If all the warrants are exercised by CKE and Fidelity to purchase Rally's common stock, the Company's equity ownership in Rally's will be reduced to approximately 12%.

     The Company's sale of Rally's common stock to CKE and Fidelity, during 1996, generated a capital loss which was carried back to prior years and was used to reduce capital gains taxes paid on the sale of the cement operations. As of December 31, 1996, the Company recorded a tax benefit of $10,285,000 for this carryback and refund of taxes paid in prior years. In January 1997, the Company received this refund in full.

     CHECKERS DRIVE-IN RESTAURANTS, INC.

     During 1996, the Company made several investments in debt and equity securities of Checkers Drive-In Restaurants, Inc. (NASDAQ:CHKR) ("Checkers"). At December 31, 1996, the Company had investments of 200,000 shares of Checkers common stock valued at $.4 million and 2,849,000 warrants valued at $1.2 million. In addition, the Company had an investment in Checkers senior subordinated debt valued at $5.1 million and an advance of $.5 million, both investments earning 13%. This $.5 million advance was paid back in February 1997.

     Checkers develops, produces, owns, operates and franchises quick-service "double drive-thru" restaurants. The restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes, at everyday low prices. At December 31, 1996, the Checkers system included 478 restaurants in 23 states and the District of Columbia and Puerto Rico, comprised of 232 company-owned and 246 franchised restaurants.

RALLY'S AND CHECKERS PROPOSED MERGER

     On March 25, 1997, Rally's and Checkers announced that they have agreed in principle to a merger between the two companies. Under the terms of the letter of intent signed by the parties, each share of Rally's common stock will be converted on completion of the merger into three shares of Checkers common stock. Upon completion of the merger, Rally's will become a wholly-owned subsidiary of Checkers. The transaction is subject to negotiation of definitive agreements, receipt of opinions of Rally's and Checker's investment bankers as to the fairness of the transaction to Rally's and Checker's respective shareholders, stockholder approvals and other customary conditions. The merger is expected to close in the second or third quarter of 1997.

GENERAL DEVELOPMENT OF BUSINESS

     From 1985 through October 1994, GIANT's major operating subsidiaries were Giant Cement Company ("Giant Cement") and Keystone Cement Company, which manufactured portland and masonry cements sold to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors and state and local government agencies. From 1987 through October 1994, GIANT also owned Giant Resource Recovery Company, Inc., which was a marketing agent for resource recovery services for Giant Cement. On October 6, 1994, KCC Delaware Company, Inc., a wholly-owned subsidiary of GIANT ("KCC"), sold 100% of the stock of it's wholly-owned subsidiary Giant Cement Holding, Inc. through an initial public offering. The Company received net proceeds of $125.8 million which resulted in a gain of $77 million before income taxes of $28.8 million. As a result of the transaction, GIANT has fully divested its cement and resource recovery operations.

     From October 1994 to October 1996, GIANT's assets consisted primarily of cash and cash equivalents, short-term liquid investments, which consisted of corporate stocks and corporate bonds and its investment in the outstanding common stock of its affiliate, Rally's. In addition, GIANT's management was actively pursuing long-term investment opportunities to deploy the cash GIANT generated through the sale of the cement operations.

     In December 1995, GIANT filed an action against Fidelity, CKE, an affiliate of Fidelity, and William P. Foley ("Foley"), among others, arising from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, which indirectly owns and/or controls Carl's Jr., a competing fast-food restaurant chain. In January 1996, Fidelity and Foley filed a counterclaim against GIANT and its Board of Directors alleging, among other claims, that GIANT's directors breached their fiduciary duties in conjunction with certain enumerated transactions. On February 14, 1996, Fidelity made an offer to acquire the Company in a merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT Common Stock. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. In April, the parties settled their disputes, pursuant to a Purchase and Standstill Agreement (the "Agreement"). As a result, Fidelity sold its investment of 705,000 shares in GIANT to the Company for $6.1 million; Fidelity and CKE acquired an aggregate of approximately 3,118,000 shares of Rally's common stock from GIANT for $4.8 million and GIANT recognized a pre-tax gain of $3.2 million; GIANT granted Fidelity and CKE options to each purchase 1,175,000 shares of Rally's common stock at prices ranging from $3.00 to $4.00 per share; two designees of CKE and Fidelity were elected to Rally's Board and Fidelity agreed to a 10 year standstill with respect to GIANT and its Common Stock. In March 1997, 1,175,000 options granted to CKE and Fidelity by GIANT to purchase Rally's common stock at $4.00 per share were canceled.

     On January 22, 1996, the Company announced that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock.
Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's Board of Directors, after discussions between a special committee of the Rally's Board and Donald E. Doyle, President and Chief Executive Officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT agreed to the request and terminated the proposed Exchange Offer.

     During the period May 1996 thru November 1996, GIANT's investment in Rally's outstanding common stock decreased to approximately 15% from 48% at December 31, 1995. The investment percentage decreased because of the following three reasons: the sale by GIANT, on May 3, 1996, of approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE; GIANT did not elect to participate in Rally's Shareholder Rights Offering, completed in September 1996, and transferred its 4,312,000 available subscription rights to purchase Rally's common stock to an unaffiliated third party, which subsequently exercised the subscription rights; and during the fourth quarter of 1996, the election by CKE and Fidelity to exercise its options previously granted by GIANT pursuant to the Agreement to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 per share.

     In July 1996, KCC entered into an agreement ("NeoGen Agreement") with Joe Pike and his company, NeoGen Investors, L.P. ("NeoGen"), to participate in the development, manufacturing and marketing of Mifepristone, an abortion inducing drug with other significant potential uses, in the United States and other parts of the world. The Federal Drug Administration had recently approved Mifepristone as a safe and effective abortifacient. Under the NeoGen Agreement, KCC for a cash payment of $6 million, would have obtained a 26% interest in NeoGen, the entity which held the sublicenses for all potential uses of Mifepristone. Subsequent to the signing of this contract, on October 31, 1996, KCC filed suit against Mr. Pike and NeoGen for fraud and breach of the NeoGen Agreement. On November 4, 1996, the Population Council and Advances in Health Technology, the licensors of this drug, filed suit against Mr. Pike and NeoGen. The suit claimed Mr. Pike had concealed information that he had been, among other things, convicted of forgery. Under a recent settlement with the Population Council, Mr. Pike has agreed to sell most of his financial stake in Mifepristone and relinquish his management of the distribution company that was set up to sell and distribute this drug. In February 1997, a new company called Advances for Choice was established to oversee the manufacturing and distri-bution of Mifepristone. The Company's lawsuit against Mr. Pike and his affiliates, as well as his claim against the Company for defamation is still pending (see Item 3, "Legal Proceedings").

     On October 31, 1996, the Company started a new business and formed a new subsidiary, GIANT MARINE GROUP, LTD., which is offering the world's first Luxury Yacht Co-Ownership Program of this type. The Luxury Yacht Co-Ownership Program provides individuals and companies the opportunity for a Co-Ownership of a minimum of one-fourth interest in large ocean cruising yachts.
In addition, a 100% ownership in the luxury yacht is also available. This program also provides for the management of these yachts by The Ocean Group resulting in a practical, economical and hassle-free way to own these mega-yachts. In 1996, in furtherance of this program, the Company purchased two yachts.

     On November 14, 1996, KCC, along with CKE and others purchased an aggregate principal amount of $29.9 million of Checkers $36.1 million 13.75% senior subordinated debt, due July 31, 1998, from certain current debt holders. These holders retained approximately $6.2 million of the principal amount. The total purchase price for the senior subordinated debt was $29.1 million. KCC purchased $5.1 million principal amount of this senior subordinated debt for $5.0 million. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35.8 million, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year, scheduled principal payments were deferred to May 1997, certain financial covenants were modified and, in return, Checkers issued warrants ("Checkers Warrants") to all holders of the senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are currently unregistered and are exercisable at any time until November 22, 2002. Checkers is obligated to register the common stock to be issued under the Checkers Warrants by May 22, 1997. The new lenders also agreed to provide a short-term revolving line of credit up to $2.5 million to Checkers. As of December 31, 1996, KCC advanced $.5 million. The interest rate on the advance was 13%. In February 1997, the Checkers Advance was subsequently paid.

<page-11>

     At December 31, 1996, the Company's assets consisted of two yachts, 3,137,000 shares (approximately 15% of the amount outstanding) of Rally's common stock, 200,000 shares of Checkers common stock and 2,849,000 warrants to purchase Checkers common stock, the Checkers Debt and Checkers Advance, investments in U.S. Government short-term obligations and investments in debt and other equity securities.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
     LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements: Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect antici-pated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertain-ties include, but are not limited to, those relating to the development and implementation of the Company's new business plan, the acceptance of the Company's Luxury Yacht Co-Ownership Program, conditions affecting the luxury yacht business generally, domestic and global economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

     Burt Sugarman, 58, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman has been Chairman of Rally's Board of Directors since November 1994, having served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994.

     David Gotterer, 68, Vice Chairman and Director.  Mr.
Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Rally's.

     Cathy L. Wood, 47, Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Wood joined the Company in January 1995. From 1989, Ms. Wood served in various capacities for Wherehouse Entertainment, Inc., a specialty retail chain, including Senior Vice President and Chief Financial Officer from 1993 to 1994.

ITEM 2.   PROPERTIES.

     GIANT presently leases 4,500 square feet of executive office space in Beverly Hills, California, at a monthly payment of approximately $13,000. In addition, the Company leases approxi-mately 5,500 square feet of hangar space at a local airport at a monthly payment of approximately $5,000.

     In April 1997, due to the lease expiration on the Company's current office space and the start-up of The Ocean Group, the Company will move its corporate headquarters to 9000 Sunset Boulevard, 16th floor, Los Angeles, CA 90069. The Company will lease approximately 9,800 square feet at a monthly payment of approximately $21,000. The lease term is 60 months and the Company has two, three-year renewal options.

<page-12>

ITEM 3.   LEGAL PROCEEDINGS.

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., GIANT GROUP, LTD., Burt Sugarman, Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, a purported class action alleging certain violations of the Securities Exchange Act of 1934, as amended, was filed in the United States Western District Court of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against the Company, certain of its officers, directors and shareholders, a former officer of Rally's and the Rally's auditors. In the action, plaintiffs seek an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other shareholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney v. Rally's Hamburgers, Inc.,GIANT GROUP, LTD., Burt Sugarman, Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, (Civ. No. C-93-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman, et al. v. Rally's Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(CS).

     On April 15, 1994, Ms. Glaser and GIANT filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdic-tion. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the court denied these motions. (The court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Securities Exchange Act of 1934, but otherwise the court let stand the most recent version of plaintiffs' complaint at this juncture.) The court granted GIANT's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the court's order. Finally, the court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified."

     Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties.

     Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the court granted the motion and certified a class period from July 20, 1992 to September 29, 1993.

     On October 3, 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen Miller. The court recently denied the motion and refused to disqualify Christensen Miller.

     Fact discovery is set to close on March 31, 1997. No trial date has been scheduled yet.

     The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     HARBOR FINANCE PARTNERS V. GIANT GROUP, LTD., ET AL.

     On February 13, 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, Mary Hart, Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public stockholders of the Company by repurchasing certain of Rally's 9.875% Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages," along with rescission of the repurchase transaction.
In the fall of 1996, all defendants moved to dismiss this action. The Chancery Court conducted a hearing before the end of the year, but has not yet ruled on the pending motions.

     The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     MICHAEL SHORES, ET AL. V. GIANT GROUP, LTD., ET AL.

     On February 27, 1996, Michael Shores on behalf of himself and all other purported stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn. The complaint, filed in the Los Angeles County Superior Courts, alleges that these directors breached their fiduciary duty by adopting a stockholder rights plan, selling Rally's Senior Notes back to Rally's, agreeing to the Exchange Offer, and engaging in an ongoing stock repurchase program. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs.

     In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asks the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. Argument on this motion is set for early April 1997.

     The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     KCC DELAWARE V. JOSEPH D. PIKE, ET AL.

     KCC filed this action on October 31, 1996. The complaint states causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices, permanent and preliminary injunctive relief, and declaratory relief. The complaint is seeking damages for the breach by Mr. Pike and related entities of the July 24, 1996 NeoGen Agreement by which KCC agreed to contribute $6 million, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world. KCC has also sued the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The licensors claim that their prior approval was necessary for the July 24, 1996 NeoGen Agreement between KCC and the Pike defendants.

     On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the Pike defendants filed a cross-complaint against KCC, GIANT, Burt Sugarman, Terry Christensen and David Malcolm alleging causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices.

     No discovery has yet been conducted. A status conference in this matter is set for July 3, 1997. No trial date has been set.

     JOSEPH D. PIKE V. GIANT GROUP, LTD., KCC DELAWARE, BURT
SUGARMAN, TERRY CHRISTENSEN, DAVID MALCOLM AND DOES 1 THROUGH 50.

     Mr. Pike filed this complaint for defamation on November 12, 1996. The complaint seeks an unspecified amount of general, special and exemplary damages.

     The court denied KCC's motion to dismiss the complaint on the grounds that it is a compulsory counterclaim to the Los Angeles action, and the other defendants' motion to transfer the matter to Los Angeles Superior Court. All defendants (except
KCC) have answered the complaint, denying its material allega-tions and raising several affirmative defenses. KCC has filed a demurrer to the complaint. KCC and the other defendants have also filed a motion to stay certain and/or to reconsider ruling on motion to strike the complaint. Both motions are scheduled to be ruled upon on April 4, 1997.

     The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.


<page-14>

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol: GPO). On March 25, 1997, the approximate number of record holders of the Company's Common Stock was 2,000. The high and low sale prices for such stock during each fiscal quarter in 1996 and 1995 are set forth below. No dividends were paid on the Common Stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its Common Stock for the foreseeable future.

                              SALE PRICES OF COMMON STOCK

                                   1996                1995
CALENDAR QUARTER              High      Low        High     Low

First................         $10 3/8   8 1/8     $ 7 1/4   6
Second...............           9 5/8   7 3/8       7 3/4   5 3/4
Third................           8 1/4   7 1/4       7 1/2   6 1/2
Fourth...............           9 1/2   7 5/8       9 1/8   6 3/8

<page-15>

ITEM 6.   SELECTED FINANCIAL DATA.

                     FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA
                     (Dollars in thousands, except per share amounts)

For the fiscal years ended (Note 3)      1992       1993       1994       1995       1996
------------------------------------------------------------------------------------------
Operating results:
  Investment income                    $1,887     $1,377     $1,507    $ 3,947     $2,736
  Gain (loss) on sale of investments      841        542     (1,065)        41      5,234
  General and administrative expenses  (4,799)    (3,574)    (4,628)    (4,123)    (4,598)
  Proxy contest and related legal          -          -          -          -        (752)
  Exchange Offer and related expenses      -          -          -          -        (518)
  Interest expense                     (4,948)    (4,854)    (4,007)      (149)       (34)
  Loss on extinguishment of debt           -          -      (1,343)        -          -
  Gain on sale of investment in
    affiliate                              -          -          -          -       6,177
  Equity in earnings (loss) of
    affiliate                           3,121     (3,855)    (8,898)   (22,074)       367
  Write-down in carrying value of
   investment affiliate                    -          -     (19,396)        -          -
  Income (loss) from continuing
   operations                          (2,127)    (7,161)   (34,350)   (22,332)    17,912
  Income (loss) from discontinued
   operations, net                     (3,971)     4,522      6,598         -          -
  Gain on sale of discontinued
   operations, net                         -          -      48,223         -          -
  Net income (loss)                    (6,098)    (2,639)    20,471    (22,332)    17,912

Per common share: (Note 1)
  Income (loss) from continuing
   operations                          ($0.41)    ($1.38)    ($5.26)    ($4.37)     $3.48

   Net income (loss)                    (1.18)     (0.51)      3.22      (4.37)      3.48

Weighted average common shares,
  including common stock
  equivalents (Notes 1 and 2)       5,189,000  5,180,000  6,463,000  5,110,000  5,209,000

Financial position as of
  December 31:
  Total assets                       $113,683   $110,616   $100,895   $ 51,681   $ 69,047

  Long-term debt                       44,532     44,489      1,816         -          -

  Total shareholders' equity           50,313     47,467     69,942     45,145     52,815

Note 1:   Earnings (loss) per common share are based upon the weighted average common shares outstanding, adjusted for the dilutive effect of outstanding stock options in 1996 and 1994.
Note 2:   On March 24, 1997, there were 3,210,655 shares of GIANT common stock outstanding.
Note 3:   Certain prior year amounts have been reclassified to conform to the 1996 presentation.

<page-16>

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
          (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS FOR 1996 VERSUS 1995

     Investment income decreased $1,211 to $2,736 in 1996 compared to $3,947 in 1995 primarily due to lower income of $859 earned on the reduced levels of investments in short-term U.S. government obligations. Despite lower investment income, total revenue increased $3,922 to $8,018 in 1996 compared to $4,096 in 1995 primarily due to gains of $5,234 on the sale of equity and debt investments, previously classified as investments available-for-sale.

     General and administrative expenses increased $475 to $4,598 in 1996 compared to $4,123 in 1995 primarily due to higher legal fees of $193, other professional fees of $132 and travel expenses of $170. The increase in these expenses related primarily to the Company's activities reviewing possible acquisitions. During the fourth quarter of 1996, the Company incurred expenses of $23 related to its Luxury Yacht Co-Ownership Program.

     The Company's results from operations for 1996 were impacted by certain one-time expenses. The Company incurred legal and administrative expenses of $752 consisting of proxy and related legal fees in connection with the Fidelity/Foley litigation which has now been settled. In addition, the Company incurred $518 in legal, accounting and administrative expenses due to the Exchange Offer which was terminated on April 22, 1996.

     Interest expense decreased $115 to $34 in 1996 compared to $149 in 1995 as a result of the prepayment in February 1996 of the Company's 9.25% Term-Note, due December 18, 1996.

     GIANT's investment in Rally's at December 31, 1996 and 1995, represents approximately 15% and 48%, respectively, of Rally's outstanding common stock. The investment percentage decreased because of the following three reasons: the sale by GIANT, on May 3, 1996, of approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE; GIANT did not elect to participate in Rally's Shareholder Rights Offering, completed in September 1996, and transferred its 4,312,000 available subscription rights to purchase Rally's common stock to an unaffiliated third party, which subsequently exercised the subscription rights and CKE and Fidelity, in total, exercised its option to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 previously granted to them by GIANT. The Company's non-cash equity income was $367 in 1996 compared to a non-cash equity loss of $22,074 in 1995. Rally's income from operations for 1996 was $4,090 compared to a loss from operations of $36,470 in 1995. This increase in operating income resulted primarily from significant reductions in expenses across all major categories in 1996 and in 1995, non-cash charges of approximately $31,000 related to asset write-downs and costs for closed stores and the adoption of Statement of Financial Accounting Standards ("SFAS") No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Rally's reported net income of $1,988 in 1996 compared with a net loss of $46,919 in 1995. Rally's net income for 1996 included an extra-ordinary gain of $5,280, net of tax of $1,350, related primarily to the early retirement of $22,000 principal amount of their Senior Notes.

     The Company's net income was $17,912 for 1996 compared to a loss of $22,332 in 1995. This increase in net income resulted primarily from the following: gains of $11,411 from the sale of marketable securities previously classified as available-for-sale and from the sale of Rally's common stock; non-cash equity income in Rally's of $367 in 1996 compared to a loss of $22,074 in 1995 and an income tax benefit of $9,649 primarily related to the realization of capital losses on sale of Rally's common stock. These components of net income were lowered by one-time expenses of the Fidelity/Foley litigation and terminated Exchange Offer of $1,270, slightly higher general and administrative expenses of $475 and lower income earned on the reduced levels of investments in short-term U.S. government obligations of $859.

     The Company's consolidated financial statements include valuation allowances of $4,796 and $17,356, at December 31, 1996 and 1995, respectively, as it is not likely, as defined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") that these tax benefits will be realized in the near future. The decrease in the allowance during 1996 relates primarily to the sale of Rally's common stock.

RESULTS OF OPERATIONS FOR 1995 VERSUS 1994

     Investment income increased $2,440 to $3,947 in 1995 compared to $1,507 in 1994 as a result of higher average levels of investments in marketable securities in 1995 versus 1994.

     General and administrative expenses decreased $505 to $4,123 in 1995 compared to $4,628 in 1994. This resulted primarily from a decrease in compensation including bonuses of $650, travel expenses of $100 and consulting fees of $60 due to the divesti-ture of the cement operations partially offset by the increase in insurance expense of $125 and professional fees of $123 incurred in 1995.

     Interest costs decreased $3,858 to $149 in 1995 compared to $4,007 in 1994. The decrease was the result of the prepayment in November 1994 of the Company's 7% Convertible Subordinated
Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due
April 15, 1995.

     Non-cash equity loss in GIANT's 48% owned investment, Rally's, increased to $22,074 in 1995 from $8,898 in 1994. Rally's reported a net loss of $46,919 in 1995 compared with a net loss of $19,273 in 1994. Rally's results of operations for 1995 included charges of approximately $12,900 related to certain management actions and decisions recorded in the third quarter consisting of asset write-downs, disposals and occupancy costs for closed stores. Additionally, Rally's 1995 results include approximately $18,100 of certain non-cash charges recorded in the fourth quarter related to (1) the adoption of SFAS No. 121; (2) other charges taken in the fourth quarter related to the disposal and planned disposal of certain excess properties. Rally's results in 1994 include non-cash charges of approximately $17,300 primarily related to asset write-downs and costs of slowing previously expected development.

     The Company had a net loss of $22,332 in 1995 compared to net income of $20,471 in 1994. The 1995 net loss was primarily the result of the non-cash equity loss in GIANT's investment in Rally's. In 1994, the Company earned $6,598, net of income taxes, from the discontinued cement operations and recorded a gain of $48,223, net of income taxes, on the October 1994 sale of the cement operations. These earnings were partially offset by the 1994 write-down of the carrying value of Rally's and higher general and administrative expenses.

     In December 1994, as a result of market declines in the value of Rally's outstanding common stock and Rally's continuing operating losses, GIANT recognized a pre-tax loss of $19,396 on this investment. The amount of the non-cash write-down represented GIANT's investment in excess of its share of the underlying net assets of Rally's.

     The income tax benefits recorded for 1995 and 1994 were $286 and $3,661, respectively, and primarily related to federal income taxes. The Company's consolidated financial statements reflected valuation allowances of $17,356 and $9,070, at December 31, 1995 and 1994, respectively, as it is not likely, as defined in SFAS No. 109 that these tax benefits will be realized in the near future.

     GIANT's loss from operations for 1995 excluding the effect of Rally's losses was $544. Of this amount, approximately $200 represents additional expenses related to the 1994 sale of the cement operations in which GIANT recognized an after-tax gain of $48,223.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, consisting of cash and cash equivalents and marketable securities of $23,227 at December 31, 1996, decreased $19,414 from $42,641 at December 31, 1995. At
December 31, 1996, the Company's current assets include income tax receivables of $10,928 primarily related to the realization of capital losses on sale of Rally's common stock and net operating loss carryback claims. In January 1997, the Company received refunds of $10,716 related to these income tax receivables. At December 31, 1996 and 1995, the Company had working capital of $45,419 and $39,125 with current ratios of 4.0 and 7.7 to 1, respectively.

     Net cash used by operating activities for the year ended December 31, 1996 was $3,386 compared to net cash used by operating activities of $1,699 for the comparable period in 1995 and cash provided by operations of $3,419 for 1994, which included cash provided by the discontinued cement operations of $11,186. In 1996 and 1995, cash was primarily used to fund the daily operations of the Company and, in 1995, to pay expenses which were accrued from the 1994 sale of the cement operations.

     Net cash provided by investing activities for the year ended December 31, 1996 was $13,721 compared to net cash used by investing activities of $1,583 for the comparable period in 1995 and net cash provided by investing activities of $75,942 in 1994. On January 29, 1996, Rally's purchased directly from GIANT $22,000 principal amount of its Senior Notes. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest, which was paid in full. During the second quarter of 1996, the Company sold an additional $3,500 face value Senior Notes, through the open market, and received proceeds of $2,760. In addition during 1996, the Company sold marketable securities receiving proceeds of $21,391 and also purchased marketable securities at a cost of $15,867. In November 1996, the Company purchased Checkers Debt for $5,000 and advanced $500 to Checkers. In 1996, the Company purchased assets, including improvements, for $21,485. The Ocean Group incurred $598 related to the start-up of the Luxury Yacht Co-Ownership Program. The Company paid cash of $11,583 and financed the remaining balance of $10,500, which was paid in full in March 1997. In May and November of 1996, the Company received proceeds of $8,277 from the purchase of Rally's stock by CKE and Fidelity. In 1995, the Company received $20,720 from the sales and maturities, net of purchases, of marketable securities and paid income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business. In 1994, the Company purchased marketable securities, net of sales of $31,343, received proceeds of $125,822 from the sale of the cement business, purchased property and equipment for $6,501, which included $5,845 related to the discontinued cement operations and invested $10,085 in Rally's.

     Net cash used by financing activities for the year ended December 31, 1996 was $14,682 compared to $3,199 and $60,012 for the comparable periods in 1995 and 1994, respectively. In 1996, the Company pre-paid in full its 9.25% Term-Note. The Company incurred no additional expenses in connection with this prepayment. On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. Additionally, the Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. During 1996, the Company acquired 1,674,000 shares of its common stock at an aggregate cost of $15,079. Included in these shares are 200,000 shares acquired from the Company's Chairman of the Board in the third quarter of 1996 at an aggregate cost of $1,652 and 705,000 shares of its Common Stock, purchased directly from Fidelity, for an aggregate price of $6,085. In 1995 and 1994, the Company repaid debt, related to continuing operations, of $2,062 and $58,782 respectively, and purchased treasury stock for $1,137 in 1995.

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996 and elected to continue to measure compensation cost under Accounting Principles Board Opinion No.25 ("APB 25") and show pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a "personal holding company". In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from "personal holding company" sources, generally defined to be passive income (the "Income Test)". If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its "undistributed personal holding company income" at a rate of 39.6%. The Company currently meets the stock ownership test.
The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

     The Company's current liquidity is provided by investment income, the liquidation of marketable securities and cash received from income tax receivables. The Company's luxury yacht business will have ongoing operating and overhead costs which will be absorbed by the Company until the Co-Ownership program is fully implemented for both yachts. Management believes that this liquidity, plus the Company's capital resources and its ability to obtain financing at favorable rates are sufficient for the Company to properly capitalize its current and future business operations, as well as fund its on-going operating expenses.

SUBSEQUENT EVENT

     During the first quarter of 1997, the Company, with the approval of the Board of Directors, acquired 429,000 shares of its Common Stock for an aggregate cost of $3,431.

<page-20>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended December 31, 1994, 1995 and 1996
                     (Dollars in thousands, except per share amounts)

                                                 1994             1995           1996
                                              ---------        ---------      ---------
Income:
   Investment income                          $  1,507         $  3,947       $  2,736
   Gain (loss) on sale of investments           (1,065)              41          5,234
   Other                                           209              108             48
                                              ---------        ---------      ---------
                                                   651            4,096          8,018

Costs and expenses:
   General and administrative expenses           4,628            4,123          4,598
   Proxy contest and related legal                  -                -             752
   Exchange Offer and related legal                 -                -             518
   Interest expense                              4,007              149             34
   Loss on extinguishment of debt                1,343               -              -
   Depreciation                                    390              368            397
                                              ---------        ---------      ---------
                                                10,368            4,640          6,299
                                              ---------        ---------      ---------

Affiliate transactions:
   Gain on sale of investment in affiliate          -                -           6,177
   Equity in earnings (loss) of affiliate       (8,898)         (22,074)           367
   Write-down in carrying value
     of investment in affiliate                (19,396)              -              -
                                              ---------        ---------      ---------
                                               (28,294)         (22,074)         6,544

Income (loss) from continuing operations
   before benefit for income taxes             (38,011)         (22,618)         8,263
Benefit for income taxes                        (3,661)            (286)        (9,649)
                                              ---------        ---------      ---------
Income (loss) from continuing operations       (34,350)         (22,332)        17,912

Income from discontinued operations,
   net of income taxes                           6,598               -              -
Gain on sale of discontinued operations,
   net of income taxes                          48,223               -              -
                                              ---------        ---------      ---------
Net income (loss)                             $ 20,471         $(22,332)      $ 17,912
                                              =========        =========      =========

Earnings per common share:
   Income (loss) from continuing operations   $  (5.26)        $  (4.37)      $   3.48
   Income from discontinued operations, net       1.02               -              -
   Gain on sale of discontinued operations,
     net                                          7.46               -              -
                                              ---------        ---------      ---------
   Net income (loss)                          $   3.22         $  (4.37)      $   3.48
                                         =========        =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                     GIANT GROUP, LTD.
                                CONSOLIDATED BALANCE SHEETS
                             As of December 31, 1995 and 1996
                     (Dollars in thousands, except per share amounts)

                                                 1995                1996
                                               ---------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                   $ 16,991            $ 12,644
   Marketable securities                         25,650              10,583
   Income tax receivables                           593              10,928
   Note and other receivables                       298               3,825
   Deferred income taxes                            885                  -
   Assets held-for-sale                              -               21,485
   Prepaid expenses and other current assets        554               1,013
                                               ---------           ---------
       Total current assets                      44,971              60,478

Property and equipment, net                       3,267               3,559
Investment in affiliate                           3,423               2,926
Note receivable and other assets                     20               2,084
                                               ---------           ---------
         Total assets                          $ 51,681            $ 69,047
                                               =========           =========

LIABILITIES
Current liabilities:
   Note payable                                $     -             $ 10,500
   Accounts payable and accrued expenses            706                 990
   Income taxes payable                           3,469               3,362
   Deferred income taxes                             -                  164
   Current maturities of long-term debt           1,671                  43
                                               ---------           ---------
       Total current liabilities                  5,846              15,059

Deferred income taxes                               690               1,173
                                               ---------           ---------
         Total liabilities                        6,536              16,232

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
   2,000,000 shares, none issued                     -                   -
Class A Common stock, $.01 par value;
   authorized 5,000,000 shares, none issued          -                   -
Common stock, $.01 par value; authorized
   12,500,000 shares; issued 7,266,000 in
   1996 and 6,966,000 shares in 1995                 69                  73
Capital in excess of par value                   33,508              36,767
Unrealized gains (losses) on investments         (1,328)                246
Retained earnings                                29,796              47,708
                                               ---------           ---------
                                                 62,045              84,794

Less common stock in treasury; 3,626,000
   shares in 1996 and 1,952,000 shares
   in 1995, at cost                              16,900              31,979
                                               ---------           ---------
       Total stockholders' equity                45,145              52,815
                                               ---------           ---------
         Total liabilities and
         stockholders' equity                  $ 51,681            $ 69,047
                                               =========           =========

      The accompanying notes are an integral part of the consolidated balance sheets.

                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the years ended December 1994, 1995 and 1996
                                  (Dollars in thousands)


                                                     1994           1995           1996
                                                 ----------     ----------      ----------
Operations:
   Net income (loss)                             $  20,471      $ (22,332)      $  17,912
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operations:
   Discontinued operations                          (6,598)            -               -
   Gain on sale of discontinued operations         (48,223)            -               -
   Loss on extinguishment of debt                    1,343             -               -
   Depreciation                                        390            368             397
   (Gain) loss on sale of investments                1,065            (41)         (5,234)
   Gain on sale of investment in affiliate              -              -           (6,177)
   Equity in loss (earnings) of affiliate            8,898         22,074            (367)
   Write-down in carrying value of investment in
     affiliate                                      19,396             -               -
   Provision (benefit) for deferred taxes             (242)           156             483
   Amortization of deferred charges and other          249             -               -
   Accretion of discounts on marketable securities    (571)        (1,063)           (318)

Changes in operating assets and liabilities:
   Income tax receivables                               -              -          (10,335)
   Other assets and liabilities                       (375)          (316)            (31)
   Accounts payable and accrued expenses            (3,570)          (545)            284
                                                  ----------     ----------     ----------
 Net cash used by continuing operations             (7,767)        (1,699)         (3,386)
 Net cash provided by discontinued operations       11,186             -               -
                                                  ----------     ----------     ----------
    Net cash provided (used) by operations           3,419         (1,699)         (3,386)
                                                  ----------     ----------     ----------

Investing activities:
   Proceeds from sale of affiliates debt securities     -              -           17,692
   Sales of marketable securities                   26,740         48,022          21,391
   Purchases of marketable securities              (58,083)       (27,302)        (15,867)
   Debt investment and short-term advance               -              -           (5,500)
   Purchase of assets held-for-sale and related
     costs (A)                                          -              -          (11,583)
   Proceeds from sale of discontinued operations   125,822             -               -
   Tax payments related to sale of discontinued
    operations                                          -         (22,238)             -
   Purchase of property and equipment:
    Continuing operations                             (656)           (65)           (689)
    Discontinued operations                         (5,845)            -               -
   (Investment in) proceeds from sale of
    investment in affiliate                        (10,085)            -            8,277
   Restricted investments - discontinued
     operations                                     (1,951)            -               -
                                                  ----------     ----------     ----------
   Net cash provided (used) by investing
     activities                                     75,942         (1,583)         13,721
                                                  ----------     ----------     ----------

Financing activities:
   Repayment of short-term borrowings              (14,825)        (1,917)         (1,682)
   Proceeds from the exercise of stock options          -              -            2,025
   Repayment of long-term debt                     (43,957)          (145)             -
   Repayment of debt - discontinued operations      (1,230)            -               -
   Purchase of treasury stock                           -          (1,137)        (15,079)
                                                  ----------     ----------     ----------
     Net cash used by financing activities         (60,012)        (3,199)        (14,682)
                                                  ----------     ----------     ----------

     Increase (decrease) in cash and cash
       equivalents                                  19,349         (6,481)         (4,347)

Cash and cash equivalents:
   Beginning of period                               4,123         23,472          16,991
                                                  ----------     ----------     ----------
   End of period                                  $ 23,472       $ 16,991       $  12,644
                                                  ==========     ==========     ==========
Supplemental disclosure of cash paid:
    Income taxes                                  $ (2,585)      $(22,364)      $    (310)
    Interest, net                                   (4,606)          (138)            (34)

(A)  In 1996, the Company purchased assets, including improvements, at a cost of $21,485.
     The Ocean Group incurred $598 for pre-launching and organization costs.  The Company paid cash of $10,500 for these assets and financed the balance of $11,583 which was paid in full in March 1997.

   The accompanying notes are an integral part of the consolidated financial statements.

                                     GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the years ended December 31, 1994, 1995 and 1996
                                  (Dollars in thousands)

                                    Capital                                     Reduction
                                      In     Unrealized                            for
                                    Excess    Losses on               Common    Additional
                          Common    of Par   Investments  Retained   Stock in    Pension
                          Stock     Value        Net      Earnings   Treasury   Liability
                         ------    -------  -----------  --------   --------   ----------
Balance as of
December 31, 1993          $69     $33,508           $0   $31,657   $(15,763)   $(2,004)

Net income for 1994                                        20,471
Reversal of reduction
in equity to reflect
additional minimum
pension liability as a
result of the sale of
the cement company                                                                2,004
                         ------    -------  -----------  --------   ---------   ----------
Balance as of
December 31, 1994           69      33,508           0    52,128     (15,763)         0

Net loss for 1995                                        (22,332)
Purchase of treasury
stock                                                                 (1,137)
Unrealized losses on
investments, net                                (1,328)
                         ------    -------  -----------  --------   ---------   ----------
Balance as of
December 31, 1995            69     33,508      (1,328)   29,796     (16,900)          0

Net income for 1996                                       17,912
Exercise of stock options     4      2,022
Company's share of
increase in affiliate's
equity due to sale of
rights, net                          1,237
Purchase of treasury stock                                           (15,079)
Unrealized gains on
investments, net                                 1,574
                         ------    -------  -----------  --------   ---------   ----------
Balance as of
December 31, 1996           $73    $36,767        $246   $47,708    $(31,979)          $0
                         ======    =======  ===========  ========   =========   ==========
   The accompanying notes are an integral part of the consolidated financial statements.

                        GIANT GROUP, LTD.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts)


1.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of GIANT GROUP, LTD. (the "Company" or "GIANT") and its wholly-owned subsidiaries, KCC Delaware Company, Inc. ("KCC") and GIANT MARINE GROUP, LTD., d/b/a as The Ocean Group ("GIANT MARINE").

     The investment in affiliate is accounted for by the equity method. The effects of changes in the Company's equity in the net assets of its affiliate resulting from the issuance of capital stock are charged or credited to capital in excess of par value. All significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION AND PRE-LAUNCHING AND ORGANIZATION COSTS

     Revenue, on the sale of co-interests in the yachts, will be recognized over the term of the purchase contract.

     Certain costs, related directly to and that are incurred in preparing the yachts for use or sale, are deferred and are amortized to income over a period of not more than one year, beginning with the start of operations or will be charged to expense on the sale of the yachts. Costs related to improvements that increase the life of the yachts are capitalized. Organiza-tional costs, including legal and professional fees, are deferred and are amortized to income, over a period of not more than one year, beginning with the start of operations or sale of the yachts.

     MARKETABLE SECURITIES

     In 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". No adjustment was required to reflect the adoption of the new standard. Invest-ments in marketable equity securities and corporate bonds are considered available-for-sale and trading securities. Invest-ments available-for-sale are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity, net of deferred income taxes. Trading securities are carried at market and net realized and unrealized gains and losses on trading securities are included in net earnings or loss.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and interest are included in investment income.

     The cost of securities sold is based on the specific identi-fication method.

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

     EARNINGS PER SHARE

     Primary earnings per share is based upon the weighted average common shares outstanding during the respective periods, adjusted for the dilutive effect of outstanding common stock options. For the years ended December 31, 1994, 1995 and 1996, the weighted average common shares outstanding were 6,463,000, 5,110,000 and 5,209,000, respectively. Fully diluted earnings per share is not presented as it approximates primary earnings per share.

     USE OF ACCOUNTING ESTIMATES

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

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

2.   THE OCEAN GROUP LUXURY YACHT CO-OWNERSHIP PROGRAM

     On October 31, 1996, the Company formed a new subsidiary, GIANT MARINE, and started a new business. The Company purchased assets, including improvements, which are reflected as assets held-for-sale. The Company paid cash for these assets and financed the balance of $10,500 which was paid in full in March 1997. In addition, GIANT MARINE incurred $598 in pre-launching and organization costs which are included in prepaid expenses and other current assets. These costs will be amortized to income, over a period of not more than 1 year, beginning with the start of operations or charged to expense upon the sale of the luxury yachts.

     The Luxury Yacht Co-Ownership Program provides individuals and companies the opportunity for a Co-Ownership of a minimum of one-fourth interest in large ocean cruising yachts. In addition, a 100% ownership in the luxury yacht is also available. Under the Luxury Yacht Co-Ownership Program, the purchasers of co-interests are able to sell back their co-interest in their yacht to The Ocean Group, following 2 years from the signing of the purchase agreement, at the then fair market value, as defined, less a ten percent re-marketing fee.

3.   DISCONTINUED OPERATIONS

     On October 6, 1994, KCC sold 100% of the stock of its wholly-owned subsidiary Giant Cement Holding, Inc. ("GCHI") through an initial public offering. The net proceeds of this transaction of $125,822 (net of $2,000 contributed to GCHI on the date of sale) resulted in a gain of $76,990 before income taxes of $28,767.

     GCHI was engaged in the manufacture and sale of portland and masonry cements and construction aggregates. Its operating results through the date of sale have been included as discon-tinued operations in the accompanying consolidated statements of operations for 1994.

     The condensed statements of operations related to the
discontinued operations through the date of sale are as follows:
                                     1994
                                   --------

Total operating revenues           $69,352

Less: costs and expenses            59,355
                                   --------
Income before income taxes           9,997

Less: income tax expense             3,399
                                   --------
Net income                         $ 6,598
                                   ========

     The effective tax rate for the discontinued operations varied from the federal tax rate primarily due to state income tax offset by percentage depletion in 1994.

4.   MARKETABLE SECURITIES

     At December 31, 1995 and 1996, investments classified as available-for-sale and trading securities are as follows:


Available
for Sale                                       Unrealized      Deferred       Decrease
(1995)               Fair Value       Cost       Loss         Tax Asset       In Equity
-----------------    ----------    ---------   ----------   -------------     ---------
Equity securities     $ 9,218       $10,273     $  1,055      $   422          $   633
Corporate bonds        16,432        17,590        1,158          463              695
                     ----------    ---------   ----------   -------------     ---------
Total                 $25,650       $27,863     $  2,213      $   885          $ 1,328
                     ==========    =========   ==========   =============     =========

Available
for Sale                                       Unrealized      Deferred       Increase
(1996)               Fair Value       Cost       Gain       Tax Liability     In Equity
-----------------    ----------    ---------   ----------   -------------     ---------
Equity securities     $ 3,186       $ 3,043     $    143      $    57          $    86
Corporate bonds         1,386         1,119          267          107              160
                     ----------    ---------   ----------   -------------     ---------
Total                 $ 4,572       $ 4,162     $    410      $   164          $   246
                     ==========    =========   ==========   =============     =========

Trading Securities
(1996)               Fair Value       Cost
------------------   ----------    ---------
U.S. Government
   Bonds              $ 1,011       $   933
Corporate bonds         5,000         5,000
                     ==========    =========
Total                 $ 6,011       $ 5,933
                     ==========    =========

     The maturities for corporate and government bonds at December 31, 1995 and 1996 are as follows:

                                              1995                      1996
                                       Fair        Amortized       Fair      Amortized
                                      Value           Cost        Value        Cost
                                    ---------      ---------    ---------    ---------
Due in one through five years       $ 13,509       $ 14,598     $  6,618     $  6,302
Due after five through ten years       2,923          2,992          779          750
                                    ---------      ---------    ---------    ---------
                                    $ 16,432       $ 17,590     $  7,397     $  7,052
                                    ---------      ---------    ---------    ---------

      Proceeds from the sale of marketable securities totaled approximately $26,740, $48,022 and $21,391 in 1994, 1995, and 1996, respectively.

5.   INVESTMENT IN AFFILIATE

     GIANT's investment in Rally's Hamburgers, Inc. ("Rally's") of $3,423 and $2,926 at December 31, 1995 and 1996, represents approximately 48% and 15%, respectively, of Rally's outstanding common stock. At December 31, 1995 and 1996, the Company owned approximately 7,430,000 and 3,137,000 shares of Rally's outstanding common stock, the quoted market price of which was approximately $7,198 and $14,313. On March 24, 1997, the market price of the Company's investment in Rally's outstanding common stock was $10,195. The Company's equity investment percentage in Rally's decreased because GIANT did not elect to participate in Rally's Subscription Rights Offering and because of the acquisition of 4,293,000 shares by Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants, Inc. ("CKE"), an affiliate of Fidelity, from the Company. The Company will continue to account for the investment under the equity method of accounting because of the Company's ability to exercise significant influence over operating and financial policies of Rally's, due to the Company's representation on the Rally's Board of Directors, including GIANT's Chief Executive Officer as Chairman of the Rally's Board of Directors.

     On January 22, 1996, the Company disclosed that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock (the "Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's Board of Directors, after discussions between a special committee of the Rally's Board of Directors and Donald E. Doyle, President and Chief Executive Officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT agreed to the request and terminated the proposed Exchange Offer.

     On January 29, 1996, Rally's purchased $22,000 principal amount of its 9.875% senior notes ("Senior Notes") directly from GIANT for $14,932. The Company had purchased a total of $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as invest-ments available-for-sale. The Company recognized a gain of $2,958 on the sale of these Senior Notes. In addition, during the second quarter of 1996, GIANT sold an additional principal amount of $3,500 of its investment in Rally's Senior Notes through the open market, and recognized a pre-tax gain of $478.

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

     On February 23, 1996, GIANT entered into two letters of credit, on behalf of Rally's, with a major bank. The balance of the outstanding letters of credit could not exceed $793. The letters of credit had a maximum maturity date of 365 days but could not extend beyond the agreement's expiration date of February 28, 1997. The letters of credit were secured by certain cash equivalents of GIANT. The Company was reimbursed by Rally's for costs related to issuance of these letters of credit. In October 1996, these letters of credit, on behalf of Rally's, were canceled and the cash equivalents were reinvested by GIANT.

     On May 3, 1996, pursuant to a Purchase and Standstill Agreement between GIANT and Fidelity, GIANT sold approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE. The Company received cash of $4,751 and recognized a pre-tax gain of $3,197. As part of this transaction, GIANT granted irrevocable options to Fidelity and CKE to each purchase an additional 1,175,000 shares of Rally's common stock from GIANT, at exercise prices ranging from $3.00 to $4.00 per share, through April 1998. In March 1997, 1,175,000 options granted to CKE and Fidelity by GIANT to purchase Rally's common stock at $4.00 per share were canceled.

     On July 1, 1996, Rally's and CKE entered into a ten-year agreement ("Operating Agreement") pursuant to which 28 Rally's owned restaurants, located in California and Arizona, are being operated by Carl's Jr. At the discretion of CKE, certain restaurants will be converted to Carl's Jr. At February 24, 1997, one restaurant has been converted. Under the Operating Agreement, Carl's Jr. will be responsible for the conversion expenses, as well as the operating expenses for all the restaurants. Rally's will retain ownership of all the restaurants and receive a percentage of gross revenues generated by each restaurant. The Operating Agreement is cancelable, at the discretion of CKE, after an initial five-year period.

     On September 5, 1996, by prospectus, Rally's distributed transferable subscription rights to holders of record of Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder was entitled to purchase one unit for $2.25. A unit consisted of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. On September 16, 1996, GIANT elected to transfer its 4,312,000 subscription rights to an unaffiliated third party, which has subsequently exercised the rights. GIANT's increase in Rally's shareholders' equity due to the Shareholder Rights Offering has been reflected as an increase of $1,699 in GIANT's investment in affiliate and an increase in capital in excess of par value.

     During the fourth quarter of 1996, CKE and Fidelity, in total, exercised its option to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 per share. The Company received cash of $3,526 and recognized a pre-tax gain of $2,518. The Company, because of this sale, recognized $462 in income that was previously shown as an increase in capital in excess of par. This income is included in gain on the sale of investment in affiliate.

     On December 20, 1996, Rally's announced that it has issued warrants ("Rally's Warrants") to CKE and Fidelity to purchase an aggregate 1,500,000 restricted shares of its common stock at an exercise price of $4.375 per share. The Rally's Warrants have a 3-year term and are not exercisable until December 20, 1997. If all the warrants are exercised by CKE and Fidelity to purchase Rally's common stock, the Company's equity ownership in Rally's will be reduced to approximately 12%.

     The Company's sale of Rally's common stock to CKE and Fidelity, during 1996, generated a capital loss which was carried back to prior years and was used to reduce capital gains taxes paid on the sale of the cement operations. As of December 31, 1996, the Company recorded a tax benefit of $10,285 for this carryback and refund of taxes paid in prior years. In January 1997, the Company received this refund in full.

     Summarized financial information for Rally's is as follows:

Financial Position as of December 31,                             1995            1996
-------------------------------------                          ----------      ----------
Current assets                                                 $  22,069       $  10,416
Less: current liabilities                                         42,276          19,968
                                                               ----------      ----------
Working capital deficiency                                       (20,207)         (9,552)
Noncurrent assets                                                115,323         101,842
Less: long-term debt and other noncurrent
  liabilities                                                    (88,444)        (72,925)
                                                               ----------      ----------
Stockholders' equity                                           $   6,672       $  19,365
                                                               ----------      ----------
GIANT's investment in Rally's                                  $   3,423       $   2,926
                                                               ----------      ----------
Operating results for the year ended
December 31,                                       1994            1995          1996
------------------------------------            ----------      ----------     ---------
Revenues                                        $ 186,318      $ 188,859       $ 162,752
Less: operating costs                             200,954        225,329         158,662
                                                ----------     ----------      ----------
Income (loss) from operations                   $ (14,636)     $ (36,470)      $   4,090
                                                ==========     ==========      ==========
Net (loss) income                               $ (19,273)     $ (46,919)      $   1,988
                                                ==========     ==========      ==========
GIANT's share on non-cash equity income (loss)  $  (8,898)     $ (22,074)      $     367
                                                ==========     ==========      ==========

     In 1995, Rally's adopted SFAS No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") and recorded a non-cash impairment loss of approximately $13,700.

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

     In 1994, the non-cash equity loss in Rally's includes amortiza-tion of $435 of the excess cost of the investment over underlying equity in net assets.

     On March 25, 1997, Rally's and Checkers announced that they have agreed in principle to a merger between the two companies. Under the terms of the letter of intent signed by the parties, each share of Rally's common stock will be converted on completion of the merger into three shares of Checkers common stock. Upon completion of the merger, Rally's will become a wholly-owned subsidiary of Checkers. The transaction is subject to negotiation of definitive agreements, receipt of opinions of Rally's and Checker's investment bankers as to the fairness of the transaction to Rally's and Checker's respective shareholders, stockholder approvals and other customary conditions. The merger is expected to close in the second or third quarter of 1997.

6.   CHECKERS DRIVE-IN RESTAURANTS, INC.

     On November 14, 1996, KCC, along with CKE and others purchased an aggregate principal amount of $29,900 of Checkers Drive-In Restaurants, Inc. (NASDAQ:CHKR) ("Checkers") $36,100 13.75% senior subordinated debt ("Checkers Debt"), due July 31, 1998, from certain current debt holders. These holders retained approximately $6,200 of the principal amount. The total purchase price for the senior subordinated debt was $29,100. KCC purchased $5,100 principal amount of this senior subordinated debt for $5,000. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35,800, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year, scheduled principal payments were deferred to May 1997, certain financial covenants were modified and, in return, Checkers issued warrants ("Checkers Warrants") to all holders of the senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are currently unregistered and are exercisable at any time until November 22, 2002. Checkers is obligated to register the common stock to be issued under the Checkers Warrants by May 22, 1997. The new lenders also agreed to provide a short-term revolving line of credit up to $2,500 to Checkers. As of December 31, 1996, KCC advanced $500 ("Checkers Advance"). The interest rate on this advance was 13%. At December 31, 1996, KCC recorded the Checkers Warrants at $1,168 equal to the difference between the ending market price of the common stock on November 22, 1996 and the exercise price of $.75 per share multiplied by the number of Checkers Warrants. At December 31, 1996, KCC recorded the Checkers Debt at $3,832 and a related discount of $1,270. This discount will be amortized to income using the effective interest method. In addition, the Company had an investment of 200,000 shares of Checkers common stock valued at $350. In 1997, in addition to interest, Checkers expects to pay KCC approximately $3,446 related to the Checkers Note and Advance.

     The Checkers Advance of $500 was subsequently paid in February
1997.

7.   PROPERTY AND EQUIPMENT

     As of December 31,                  1995           1996
     ------------------                 ------         ------
     Land                               $  120         $  120
     Leasehold improvements                175            175
     Equipment and furnishings           4,773          5,462
                                        ------         ------
                                         5,068          5,757
     Less: accumulated depreciation      1,801          2,198
                                        ------         ------
                                        $3,267         $3,559
                                        ======         ======

8.   DEBT

     In November of 1994, the Company prepaid its 7% Convertible Subordinated Debentures, due April 15, 2006 and 14.5% Subordinated Notes, due April 15, 1995. The early retirement of the debt required the use of approximately $44,000 of the proceeds of the sale of the Company's cement operations and resulted in a loss on extinguishment of debt of $1,343 in 1994.

     On February 29, 1996, the Company prepaid in full its 9.25% Term Note. The Company incurred no additional expenses in connection with this prepayment.

9.   TREASURY STOCK

     During 1995, the Company, with the approval of the Board of Directors, acquired 166,000 shares of its Common Stock for an aggregate cost of $1,137.

     During 1996, the Company, with the approval of the Board of Directors, acquired 1,674,000 shares of its Common Stock at an aggregate cost of $15,079. Included in these totals are 200,000 shares acquired from the Company's Chairman of the Board at an aggregate cost of $1,652 and 705,000 shares purchased at an aggregate cost of $6,085 directly from Fidelity.

     During the first quarter of 1997, the Company, with the approval of the Board of Directors, acquired 429,000 shares of its Common
Stock for an aggregate cost of $3,431.

10.  COMMON STOCK OPTIONS

     Under the 1996 Employee Stock Option Plan (the "1996 Plan"), 250,000 shares of the Company's $.01 par value Common Stock are reserved for future options. The options, in general, can be issued as either incentive or non-qualified options in accordance with the 1996 Plan. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. In 1996, 200,000 options were granted to GIANT's Chairman of the Board at an exercise price of $8.25 and terminate five years from the grant date. No other options have been granted under the 1996 Plan.

     Under the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"), 250,000 shares of the Company's $.01 par value Common Stock are reserved for future options. Pursuant to the Director Plan, each Non-Employee director is entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the adoption date), 10,000 shares upon the initial appointment to the Board of Directors, and an option to purchase 10,000 shares upon subsequent reelection to the Board. Upon election to the Executive Committee, the Non-Employee director will receive an additional option to purchase 10,000 shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1996, 50,000 options were granted to the three Non-Employee members of the current Board of Directors. The exercise prices are $7.625 for 20,000 options and $7.75 for 30,000 options.

     Prior to August 1995, the Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT Common Stock, of which no options are presently outstanding and options for 6,000 shares have been exercised as of December 31, 1995. The Non-Qualified Plan provided for the granting of options to purchase 3,000,000 shares of GIANT Common Stock and options for 307,500 shares have been exercised as of December 31, 1996. In 1996, the Chairman of the Board of the Company exercised 300,000 options, issued under the Non-Qualified Plan to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. No options were exercised during 1995 under either plan.

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

     In 1995 and 1996, the Company purchased 164,000 and 7,000 options at the difference between the fair market value and the exercise price, from former Company officers and directors for an aggregate cost of $110 and $7 which is included in general and administrative expenses.

     The Company measures compensation expense for all stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has not recognized compensation expense because the exercise price of the options issued is equal to the fair market value of the options on the date of the grant. If the Company recognized compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net income (loss) would have been impacted as shown in the following pro forma amounts:

                                             Year ended
                                     ---------------------------
                                     December 31,   December 31,
                                        1995           1996
                                     ----------     ----------
Net income (loss)    As reported      $(22,332)      $ 17,912
                     Proforma          (27,007)        17,452

Primary earnings     As reported      $  (4.37)      $   3.48
(loss) per share     Proforma         $  (5.29)      $   3.35

    The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividend yield; expected volatility of 20 percent; risk-free rate of return 7.1% percent; and expected lives of 5 years. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

A summary of options is as follows:

                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                         1994       Exercise     1995      Exercise    1996       Exercise
                        Shares      Price       Shares     Price      Shares      Price
                        ---------   --------    ---------  --------   ---------   --------
Beginning balance       2,289,000    $ 6.43     2,319,000  $ 6.48     2,126,000    $ 6.76
Granted or issued          30,000     11.00     2,126,000    6.76       250,000      8.14
Exercised                                                              (300,000)     6.75
Canceled                                       (2,319,000)   6.48       (20,000)     6.75
                        ---------               ---------             ---------

Ending balance          2,319,000    $ 6.48     2,126,000  $ 6.76     2,056,000    $ 6.93
                        =========               =========             =========
Options exercisable at
 end of year            2,319,000               2,054,000             2,024,000
                        =========               =========             =========
Weighted average of
 fair value of options
 granted                             N/A                  $ 2.28                  $ 2.75



    The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                  Options Outstanding                              Options Exercisable
------------------------------------------------------------   -------------------------
                                        Wtd. Avg.
                     Outstanding       Remaining    Wtd. Avg.   Exercisable    Wtd. Avg.
   Range of             as of         Contractual   Exercise      as of        Exercise
Exercise Price      Dec 31., 1996        Life        Price     Dec. 31, 1996    Price
--------------      -------------     -----------   ---------  -------------   ---------
$6.75 to $6.88        1,756,000        9.2 years      $6.75      1,742,000       $6.75
 7.00 to 7.55           100,000        6.7             7.37         82,000        7.44
 8.25                   200,000        4.7             8.25        200,000        8.25
                     -----------                                -----------
$6.75 to $8.25        2,056,000        8.7 years      $6.93      2,024,000       $6.93
                     ===========                                ===========


11. CLASS A COMMON STOCK, $.01 PAR VALUE

    On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation which authorized 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A Common Stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.

12. PREFERRED STOCK

    Authorized preferred stock consists of 2,000,000 shares, $.01 par value, issuable in one or more series with such dividend rates, liquidation preferences and redemption, conversion and voting right restrictions as may be determined by the Company's Board of Directors. No preferred stock was issued during 1995 and 1996.

13. STOCKHOLDERS RIGHTS PLAN

    On January 4, 1996, GIANT declared a dividend of one preferred share purchase right ("Right") for each share of GIANT Common Stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for GIANT Common Stock issued after that date.

    Each Right entitles the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the GIANT Common Stock (1) ten days after a public announcement that a person or group of persons has become the beneficial owner of 15% or more of the GIANT Common Stock (an "Acquiring Person"), or (2) ten business days (or such later date as may be determined by the Board of Directors) after commencement or announcement of an intention to make a tender or exchange offer, the consummation of which would result in such person or group of persons becoming the beneficial owner of 15% or more of GIANT Common Stock; provided however, because Mr. Sugarman, Chairman and Chief Executive Officer of the Company, beneficially owned in excess of 15% of GIANT Common Stock on the date the Stockholders Rights Plan was adopted, Mr. Sugarman will become an Acquiring Person only upon the acquisi-tion by Mr. Sugarman of additional shares of GIANT Common Stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

    If any person does become an Acquiring Person (subject to certain exceptions), the other holders of GIANT Common Stock will be able to exercise the Rights and buy GIANT Common Stock having twice the value of the exercise price of the Rights. GIANT may, at its option, substitute fractional interests of a share of Series A Junior Parti-cipating Preferred Stock for each share of GIANT Common Stock to be issued upon exercise of the Rights. Additionally, if GIANT is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, holders of GIANT Common Stock will be able to purchase for the exercise price, shares of stock of the Acquiring Person having twice the value of the exercise price of the Rights.

    The Rights may be redeemed by GIANT at any time prior to the time any person becomes an Acquiring Person for a price of $.01 per Right. Unless exercised, the Rights expire on January 4, 2006.

    The Rights could have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of GIANT. In addition, because the Rights may discourage accumula-tions of large blocks of GIANT Common Stock by purchasers whose objective is to take control of GIANT, the Rights could tend to reduce the likelihood of fluctuations in the market price of GIANT Common Stock that might result from accumulations of large blocks of stocks.

14.  INCOME TAXES

    The benefit for income taxes is comprised of the following:

For the year ended
December 31,                       1994        1995        1996
------------------               --------   ---------    --------
Current federal income
tax benefit                      $ 3,419    $    413     $ 8,611

Deferred federal income tax
benefit (provision)                  242        (156)       (483)

Current state income tax
benefit                                -          29       1,521
                                 --------   ---------    --------

Benefit for income taxes         $ 3,661    $    286     $ 9,649
                                 ========   =========    ========

     The following is a reconciliation between the credits for income taxes and the amounts computed by applying the Federal statutory rate of 34% to pre-tax loss from continuing operations:

For the year ended
December 31,                       1994        1995        1996
------------------               --------    --------    --------
Statutory federal tax
(provision) benefit on
pre-tax (income) loss            $12,924     $ 7,690     $(2,809)

State tax benefit (provision),
net of federal taxes                  -        1,388        (507)

(Increase) decrease in
valuation allowance               (9,070)     (8,898)     12,560

Other, net                          (193)        106         405
                                 --------    --------    --------

Benefit for income taxes         $ 3,661     $   286     $ 9,649
                                 ========    ========    ========

     Deferred tax assets and (liabilities) of the Company consist of the following:

As of December 31,                         1995          1996
------------------                       ---------     ---------
Investment in Rally's                    $ 17,288      $  2,341
State capital loss carryforward                -          2,430
Depreciation                                 (690)       (1,056)
Unrealized investment losses (gains)          885          (164)
Other, net                                     68           (92)
Valuation allowance                       (17,356)       (4,796)
                                         ---------     ---------
Net deferred tax assets
(liabilities)                            $    195      $ (1,337)
                                         =========     =========

     The valuation allowance at December 31, 1995 and 1996 is provided because it is not likely, as defined in SFAS 109, that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements. As of December 31, 1995, a deferred tax asset of $885 related to unrealized losses on certain investments classified as available-for-sale are not provided for in the valuation allowance of $17,356 as the related investments were sold at a net gain, subsequent to year-end, and the associated deferred tax benefit was recognized. Gross realized losses on marketable securities classified as investments available-for-sale in 1995, net of deferred tax of $885, are included as reduction of equity at December 31, 1995. Certain amounts in 1995 have been reclassified to reflect the results of the actual tax return filings.

     At December 31, 1996 and 1995, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California, made as a result of their audit of the tax years 1989 through 1991. GIANT has disputed this assessment and has provided documents to support the Company's position during meetings with the New York office of the California State Franchise Tax Board during 1995 and 1996. The Company has received a preliminary proposed adjustment from the New York office which indicates that the assessment will be reduced. The Company made payments of $259 during 1996 as a result of this preliminary proposed adjustment. The ultimate resolution will be based on the final review and official notice from the California office of the Franchise Tax Board, which has not yet been received.

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a "personal holding company". In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from "personal holding company" sources, generally defined to be passive income (the "Income Test)". If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its "undistributed personal holding company income" at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

15.  LEASES

     The Company leases office and hangar space under operating leases with variable terms. The leases generally include renewal options. Total rental expense for the years 1994, 1995 and 1996 amounted to $271, $231 and $186, respectively.

     Future minimum rental commitments under noncancelable leases with a remaining term in excess of one year as of December 31, 1996 are as follows:

                         1997            $ 60

     In April 1997, the Company will move its corporate headquarters. The new lease term for the corporate office is 60 months at $21 per month. The Company has two, three-year renewal options.

16.  COMMITMENTS AND CONTINGENCIES

     In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, GIANT, Burt Sugarman, certain Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen Miller. That motion was denied on September 19, 1996. The action briefly was stayed between May 30 and June 21, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. Fact discovery is set to close on March 31, 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. The Chancery Court conducted a hearing before the end of the year, but has not yet ruled on the pending notions. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn. The complaint, filed before the Los Angeles County Superior Court, alleges that these directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own Common Stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asks the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. Argument on this motion is set for early April 1997. The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of the action at this time.

     In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, that states causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices, permanent and preliminary injunctive relief, and declaratory relief. The complaint seeks damages for the breach by Mr. Joseph Pike and related entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). KCC has also sued the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The licensors claim that their prior approval was necessary for the July 24, 1996 NeoGen Agreement between KCC and Joseph Pike and the other defendants. On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, Joseph Pike and the other defendants filed a cross-complaint against KCC, GIANT, Burt Sugarman, Terry Christensen and David Malcolm alleging causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. No discovery has yet been conducted. A status conference in this matter is set for July 3, 1997. No trial date has been set.

     In November 1996, Joseph Pike filed a complaint for defamation against GIANT, KCC, Burt Sugarman, Terry Christensen, David Malcolm and Does 1 through 50, in the San Diego County Superior Court. The complaint seeks an unspecified amount of general, special and exemplary damages. The court has tentatively denied KCC's motion to dismiss the complaint on the grounds that it is a compulsory counterclaim to the Los Angeles action, and the other defendants' motion to transfer the matter to Los Angeles Superior Court. A hearing date for these motions is being obtained. All defendants (except KCC) have answered the complaint, denying its material allegations and raising several affirmative defenses. KCC and the other defendants have also filed a motion to stay certain and/or to reconsider ruling on motion to strike the complaint. Both motions are scheduled to be ruled upon on April 4, 1997. KCC denies all wrongdoing and intends to vigorously defend itself in this action.
It is not possible to predict the outcome of the action at this time.

     Since management does not believe that the previously mentioned lawsuits contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's financial position or results of operations.

     The Company has an employment contract with the Chairman of the Board, President and Chief Executive Officer of the Company that expires on December 31, 2000. The contract calls for a annual base salary of $1,000 and an annual bonus determined, year to year, by the compensation committee of the Board of Directors.

               Report of Independent Public Accountants

To the Board of Directors of
GIANT GROUP, LTD.:

We have audited the accompanying consolidated balance sheets of GIANT GROUP, LTD. (a Delaware corporation) and subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP



Los Angeles, California
March 25, 1997

               Report of Independent Public Accountants

To the Board of Directors of
GIANT GROUP, LTD.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of GIANT GROUP, LTD. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Rally's Hamburgers, Inc. for the year ended December 31, 1994, and the investment in which is accounted for by the equity method. The Company's equity in Rally's net assets of $25,497,000 at December 31, 1994, and equity of ($8,463,000) in the net loss of Rally's for the year ended December 31, 1994 are included in the accompanying financial statements. Those financial statements of Rally's were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the aforementioned amounts included for Rally's, is based upon the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.



Philadelphia, Pennsylvania
March 10, 1995

                                       GIANT GROUP, LTD.
                                    QUARTERLY FINANCIAL DATA
                        (Dollars in thousands, except per share amounts)
                                          (Unaudited)

1996                                               Quarter Ended
                                  --------------------------------------------------------
                                  March 31        June 30      September 30    December 31
                                  ----------     ----------      ----------      ---------

Income                            $ 1,452        $ 2,612         $ 2,815         $ 1,139

Costs and expenses                  1,042          1,155           1,313           1,088

Proxy contest and related legal        -             736              -               16

Exchange Offer and related expenses   388            130              -               -

Gain on sale of investment in
   affiliate                           -           3,197              -            2,980

Equity in income (loss) of
   affiliate                          397           (168)             88              50

Expense (benefit) for income taxes     -          (8,563)             51          (1,137)

Net income (loss)                     419         12,183           1,539           3,771

Earnings (loss) per common share
   and common equivalent share       0.08           2.33            0.32            0.77


1995                                               Quarter Ended
                                  --------------------------------------------------------
                                  March 31        June 30      September 30    December 31
                                  ----------     ----------      ----------      ---------

Income                            $ 1,110        $   915         $   859         $ 1,212

Costs and expenses                  1,053          1,165           1,001           1,421

Equity in income (loss) of
   affiliate                       (1,671)          (611)         (8,207)        (11,585)

Net loss                           (1,614)          (861)         (8,349)        (11,508)

Loss per common share and
   common equivalent share          (0.31)         (0.17)          (1.64)          (2.28)


<page-42>

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.
                               PART III

ITEM 10, 11, 12 and 13.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these items, other than information set forth in this Form 10-K under Item I, "Executive officers of registrant", is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS
          ON FORM 8-K.

(a)  Documents Filed as Part of this Report:

     The following financial statements and schedules of Rally's are attached:

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Consolidated Balance Sheets as of December 29, 1996 and December
     31, 1995

     Consolidated Statements of Operations for each of the three fiscal years in the period ended December 29, 1996

     Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 29, 1996

     Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 29, 1996

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     Schedule II - Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 29, 1996

     (2)  Exhibits

      No.           Description of Exhibit
     -----     -------------------------------

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

     3.1.5     Certificate of Designation of Series A Junior
                    Participating Preferred Stock, dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company's Annual Report on Form 10-K, dated March 29, 1996, and incorporated herein by reference).

     3.1.6     Certificate of Amendment to Restated Certificate of
                    Incorporation to Authorize Non-Voting Common Stock, dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

     3.2       By-laws of the Company, as amended (filed as Exhibit 1
                    to the Company's Current Report on Form 8-K, dated January 14, 1996, and incorporated herein by reference).

     4.1       Rights Agreement of the Company, dated January 4, 1996
                    (filed as Exhibit 1 to the Company's Form 8-K, dated January 4, 1996, and incorporated herein by reference.)

     10.1      1985 Non-Qualified Stock Option Plan, as amended
                    (filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

     10.4      Tax Sharing and Indemnification Agreement, dated as of
                    September 27, 1994 between the Company and Giant Cement Holding, Inc. ("GCHI") (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 14, 1994, and incorporated herein by reference).

     10.5      Indemnification and Release Agreement, dated as of
                    September 27, 1994, among the Company, KCC , GCHI (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 6, 1994 and incorporated herein by reference).

     10.6      Note purchase agreement ($16 million face value bonds)
                    between GIANT (seller) and Rally's (buyer), dated January 29, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.7      Note purchase agreement ($6 million face value bonds)
                    between GIANT (seller) and Rally's (buyer), dated January 29, 1996 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.8      Short-term promissory note ($4.1 million) between
                    GIANT (payee) and Rally's (maker), dated January 29, 1996 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.9      Promissory note for advances of up to $2 million
                    between GIANT (payee) and Rally's (maker), dated February 1, 1996 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.10     Letter of Credit Reimbursement Agreement between GIANT
                    and Rally's, dated February 1, 1996. (filed as Exhibit
                    10.11 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.11     Letter of Credit Agreement between GIANT and Bank of
                    America National Trust and Savings Association, dated February 23, 1996 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.12     Amendment Number 1, dated March 18, 1996, to Letter of
                    Credit Agreement between GIANT and Bank of America National Trust and Savings Association, dated February 23, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, dated March 28, 1996, and incorporated herein by reference).

     10.13     GIANT GROUP, LTD. 1996 Employee Stock Option Plan
                    (Exhibit A in the Notice of Annual Meeting of Stock-holders held on July 12, 1996, filed with the SEC on June 7,1996, and incorporated herein by reference).

     10.14     GIANT GROUP, LTD. 1996 Stock Option Plan for Non-
               Employee Directors (Exhibit B in the Notice of Annual
                    Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, and incorporated herein by reference).

     10.15     Promissory note ($5 million) between GIANT and CBI
                    dated September 27, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the third quarterly period ended September 30, 1996, and incorporated herein by reference).

     10.16     Guaranty between GIANT and CKE on $5 million
                    promissory note, dated September 27, 1996 (filed as Exhibit 10.2 to the Company's Form 10-Q for the third quarterly period ended September 30, 1996, and incorporated herein by reference).

     10.17*    Employment Agreement dated February 24, 1997, between
                    the Company and Burt Sugarman.

     10.18     Amended and Restated Credit Agreement dated as of
                    November 22, 1996 among Checkers, CKE as Agent, and the lenders listed therein (filed as Exhibit 4.1 to Checkers Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

     10.19     Warrant to Purchase Common Stock of Checkers Drive-In
                    Restaurants, Inc. dated November 22, 1996 (filed as
                    Exhibit 4.3 to Checkers Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

     11*       Statement re: Computation of Per Share Earnings.

     16        Letter from Coopers & Lybrand L.L.P. to the SEC dated
                    January 29, 1996 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated January 25, 1996, and incorporated herein by reference).

     21*       List of Subsidiaries.

     23.1*     Consent of Arthur Andersen LLP

     23.2*     Consent of Arthur Andersen LLP

     23.3*     Consent of Coopers & Lybrand L.L.P.

     27*       Financial Data Schedules


     * filed herewith


     (b)       Reports on Form 8-K:

               During the quarter ended December 31, 1996, the Company filed the following reports on Form 8-K:

                    On October 31, 1996, the Company's formation of a new, wholly-owned subsidiary, GIANT MARINE GROUP, LTD. and the purchase of two yachts.

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


                                   GIANT GROUP, LTD.
                                        Registrant



     Date:  March 25, 1997             By:  /s/Burt Sugarman
                                        ---------------------
                                            Burt Sugarman
                                            Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date:  March 25, 1997             By:  /s/ Burt Sugarman
                                            ----------------------
                                            Burt Sugarman
                                            Chairman of the Board and
                                            Chief Executive Officer


     Date:  March 25, 1997             By:  /s/Cathy L. Wood
                                            ----------------------
                                            Cathy L. Wood
                                            Vice President, Chief
                                            Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)


     Date:  March 25, 1997             By:  /s/David Gotterer
                                            -----------------------
                                            David Gotterer
                                            Director


     Date:  March 25, 1997             By:  /s/Terry Christensen
                                            -------------------------
                                            Terry Christensen
                                            Director


     Date:  March 25, 1997             By:  /s/ David Malcolm
                                            ------------------------
                                            David Malcolm
                                            Director

                    ANNUAL REPORT ON FORM 10-K
                   YEAR ENDED DECEMBER 29, 1996
                          ITEM 14(a)(2)
                FINANCIAL STATEMENTS AND SCHEDULES
                     RALLY'S HAMBURGERS, INC.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          This has been a significant year for the Company on many fronts. In order to more readily understand the Company's improved performance, the following table provides a comparative view of the Company's underlying operations.

                                                           (In thousands)
                                                         Fiscal Years Ended
                                           ----------------------------------------------
                                            January 1,      December 31,     December 29,
                                               1995             1995             1996
                                           ------------     ------------     ------------
     Income (loss) from operations before
        restaurant closures and other       $    2,623       $   (5,425)      $    4,110
     Provision for restaurant closures
        and other                              (17,259)         (31,045)             (20)
                                           ------------     ------------     ------------
     Income (loss) from operations             (14,636)         (36,470)           4,090

     Total other expense                        (9,619)          (9,910)          (8,057)
                                           ------------     ------------     ------------

     Loss before income taxes and
        extraordinary items                    (24,255)         (46,380)          (3,967)
     Provision (benefit) for income
        taxes                                    4,982             (539)             675
     Extraordinary items, net of tax                -                -             5,280
                                           ------------     ------------     ------------
     Net income (loss)                      $  (19,273)      $  (46,919)      $    1,988
                                           ============     ============     ============

     The extraordinary gain, net of tax, of approximately $5.3 million or $.31 per share from the Company's early retirement of certain of its outstanding Senior Notes, at amounts below carrying value, resulted in the Company reporting net income for fiscal 1996. The transactions involving the Senior Notes were opportunities created by the Company's conservation of cash during the second half of 1995 and the depressed market price of the Senior Notes during the year. In addition, the transactions resulted in a reduction of net interest expense in 1996 of approximately $1.3 million and $2.1 million as compared to 1994 and 1995, respectively. These transactions are more fully described in Note 10 to the accompanying consolidated financial statements.

          As more fully discussed in Note 13 to the accompanying financial statements, the Company's effective tax rate applied to its book operating losses is significantly below statutory rates, due primarily to concerns as to the ultimate realiza-bility of net operating loss carryforwards. Until circumstances otherwise indicate that realization becomes more likely than not, no additional benefit will be recognized.

          As evidenced in the table above, the provision for restaurant closures and other was significantly reduced in 1996 from the prior year levels. This reduction is primarily attributable to the current year strengthening of the store level economics which have improved the Company's ability to recover, at a minimum, its store level investment and to prior writedowns of underperforming assets, thereby reducing the need at this time for additional writedowns or disposals of Company assets. See the section below entitled "Restaurant Closures and Other" for a more detailed discussion.

          The Company's income from operations before restaurant closures and other in fiscal 1996 represented a substantial improvement of approximately $9.5 million over the prior year. This improvement in the Company's financial performance is primarily attributable to a turnaround plan, predominately formulated in the first half of 1996, which the Company has been implementing over the balance of the year. The Plan focuses on four key strategies to stem the prior negative operational performance trend: (i) strengthen the balance sheet and reduce fixed costs, (ii) improve store level profitability, (iii) establish an effective brand positioning, and (iv) pursue opportunistic new store development. The results of each strategy of the Plan are more fully discussed below.

          Although the Company's debt level is still high, the Company has made substantial progress in improving its balance sheet and reducing fixed costs. The debt load was significantly reduced through the retirement of approximately $22 million face value of the Company's Senior Notes in January 1996 and an additional $4.7 million during the fourth quarter. As a result, the Company's annual interest expense related to the Senior Notes has been reduced by approximately $2.6 million. In addition, $10.8 million in gross proceeds were generated through the Company's Rights Offering completed in September 1996. The proceeds from the Offering have been used to pay off debt of $4.5 million approximately and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction. Outstanding warrants from the Rights Offering and from a separate issuance of 1,500,000 additional warrants in December 1996, if exercised, could raise an additional $17.4 million in cash proceeds. The Company also made progress in disposing of surplus assets, as assets held for sale declined by over $4 million from the end of 1995. Lastly, the Company reduced its general and administrative costs by over $3.5 million during the year.

          The Company has also made progress in the second key strategy of its turnaround plan, as store-level profitability has improved. Much of this improvement resulted from the Company's cost reduction actions related to food, paper and labor which were implemented in the beginning of the second quarter of 1996 and are further discussed in "Results of Operations." The primary impact of these changes was realized during the third and fourth quarters and was reflected in the Company's store profit margins. Improvement in store level profitability also resulted from improvements in the Company's cost structure, reflecting the elimination of heavy discounting that drove traffic increases but did not materially improve the Company's profitability.

          The Company's third key strategy in its turnaround plan will be the primary focus going into 1997. Although the Company generated net income from operations, same store sales continued to decline since 1995. To combat this negative trend in sales, management believes an effective brand positioning must be established in order to grow same store sales. The new brand positioning, referred to as "Bigger, Better Burgers," was developed during the fourth quarter of 1996 with the assistance of the Company's new advertising agency, Mendelsohn/Zien. The new positioning is based on an improved burger product line including two new premium burgers; new, more impactful menu boards; and new advertising. The new advertising mirrors the successful campaign created by Mendelsohn/Zien for the Carl's Jr. chain. The new positioning was rolled out to three of the Company's markets in December 1996 and to the remaining Company markets by late February 1997. The Company's franchisees have also begun conversion to the new brand positioning and, in general, are very supportive. Although preliminary sales results have been encouraging, management does not expect to see the full impact of this new strategy prior to the second quarter of 1997. Management believes that new brand positioning will result in a gradual increase in sales over time.

          The final strategy in the Company's turnaround plan is to increase focus on new store development. Faced with declining same store sales and profitability over the three years prior to 1996, the Company had concluded at various times that a constriction of operations through store closures was necessary. Given the progress against its plan, management believes that the Company can once again start focusing on growing sales through new store development. In 1996, the Company opened 6 stores and franchisees opened 15 stores, for a total of 21 new stores. For 1997, management expects to open 15 Company stores and 20 franchised stores. In addition, as a result of improved store level economics and in an effort to improve future cash flows, management has decided to reopen three stores previously closed and to continue to operate one store that had been designated for closure. These decisions were made possible by the improvements in controllable cost performance in the second half of the year.

          Further discussion of the factors affecting results of operations is included below.

     PROPOSED TRANSACTIONS

          On March 25, 1997, the Company agreed in principle to a merger transaction pursuant to which the Company would become a wholly-owned subsidiary of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"). Checkers, together with its franchisees, operates approximately 478 double drive-thru hamburger restaurants primarily located in the Southeastern United States. Under the terms of the letter of intent executed by the Company and Checkers, each share of the Company's Common Stock will be converted into three shares of Checkers' common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

     RESTAURANT CLOSURES AND OTHER

          Certain charges in fiscals 1994, 1995 and 1996 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies and are discussed in further detail below.

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

          In late 1993, the Company decided to reassess the pace of its growth strategy, as it became apparent that many of its new restaurants, primarily those in certain of the new markets, were not performing at expected levels, despite allocation of incremental advertising funds into those markets. This alloca-tion of advertising funds, the Company now believes, was unsuccessful in driving incremental sales in those certain markets and, moreover, reduced the Company's ability to maintain overall share of voice in its existing markets. The impact of the poor performance of those certain markets, therefore, decreased overall store level profitability while unfavorably impacting general and administrative cost ratios.

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

          Additionally, throughout 1994, the Company continued to monitor its growth strategy in relation to operating performance and available financial and management resources, and periodi-cally made decisions to further reduce its planned new restaurant openings. Due to the individual decisions made at various times during the year, provisions of $9.3 million were made in the accompanying financial statements for the write-off of assets related to the previously incurred costs on construc-tion projects to be abandoned, for the expected occupancy-related costs until disposal of sites which will not be developed, and for reduction to net realizable values of assets which, as a result of such decisions, were then considered to be surplus or impaired. These charges are discussed in more detail below.

          In November 1994, the Board of Directors retained outside professional consultants to assist the Board and management in a critical evaluation of the Company's business. The culmination of this work was a plan, which was adopted by management, designed to improve earnings and cash flow . Part of the plan called for significant curtailment of new Company-owned restaurant development in 1995 and concentration of the Company's management and resources in certain of its existing Company markets. The plan also called for improving cash flows through (i) building revenues through premium sandwich offerings and limited time offers and (ii) selling all non-productive assets. The Company's management, therefore, began efforts to franchise or selectively otherwise divest of approximately 60 Company-owned stores. This strategy was expected to allow the Company to concentrate on regaining sales, profit and cash flow momentum in its other markets through stronger focus on a smaller number of its most profitable markets. The Company believed that franchisees would be better able to concentrate on the units that had not been top performers and achieve near term improvement in the performance of those units. Efforts to franchise or divest of these stores were expected to encompass a combination of strategies such as sale, joint venture, leasing arrangements and external management contracts. As a result of this plan, the Company recorded a charge of $8.0 million in 1994, representing an estimate of the difference between the estimated net realizable value, given the then most likely divestiture/disposal plan, and the net book value of these restaurants and markets. The charge included approximately
     $3.2 million as a reserve against identifiable goodwill, territory rights and other intangible assets. The remaining $4.8 million was recorded as a reserve against property and equipment.

          Early in 1995, six of the 60 units, five of which were in one market, were closed and sublet. During the third quarter, 1995, management concluded that it was unlikely that much of the 1994 plan of disposal described above would be executable. For this reason, the Company decided to close up to 16 of the remaining restaurants, resulting in an additional charge in the third quarter, 1995 of approximately $400,000 to reflect additional writedown of the property and equipment to currently estimated net realizable values and $2.3 million to record reserves for expected future occupancy related costs. Eight of these restaurants were closed as of December 31, 1995. Six additional restaurants were closed in 1996. The Company decided in 1996 to continue to operate 2 of these 16 restaurants until such time that the leases have expired or the properties have been sublet. The Company decided to continue to operate the remaining 38 stores previously included in the original 60 restaurants. With the restaurant closures discussed above and without the burden of impending closure associated with the prior plan regarding these markets, management believes that the markets represent acceptable growth opportunities for future development.

          Management also decided to close nine non-profitable restaurants in certain of its core markets resulting in charges in the third quarter 1995 of approximately $1.9 million related to the writedown of assets to their net realizable values and $1.9 million to record expected future occupancy related costs. Seven of these restaurants were closed as of December 31, 1995. The Company decided in 1996 to continue to operate two of these restaurants, one of which is being operated by CKE, as part of a management agreement with the Company.

          During the third quarter 1995, charges were recorded of approximately $3.3 million to dispose of the assets located on eight sites which had been operated as Company units and then leased to a former franchisee. The Company decided not to refranchise these units due to failure to identify a suitable franchise candidate which management believed had adequate and evident financial resources to successfully open the Houston market. This charge consisted of a writedown of approximately $2.7 million of the assets to their estimated net realizable values and reserves of approximately $600,000 for expected future occupancy related costs.

          In 1995, 18 additional modular buildings became excess, as expected Company development continued to be reduced and decisions were made regarding other restaurant closures. At December 31, 1995, the Company had available 54 substantially completed modular restaurant buildings, which were not expected to be assigned to future Company development. In order to recognize the impact of the additional excess buildings and to more competitively price all of the modular buildings, the Company recorded charges of approximately $1.6 million in the third quarter, 1995 and $458,000 in the fourth quarter, 1995. The charges of $2.3 million related to third quarter 1995 closure decisions, described above, also included approximately $1.5 million related to an additional write-down on modular buildings which were previously utilized at those locations. During 1996, the Company sold 20 buildings, resulting in 34 buildings available for sale at December 29, 1996 which are being marketed to franchisees and others. Current expectations of net realizable value are based on the Company's experience related to marketing the buildings.

          The Company recorded approximately $1.5 million in charges in the third quarter, 1995 related to further writedowns on excess land idled by slowdowns in the Company's expansion plans. Such land had been scheduled to be auctioned during the fourth quarter, 1995. These auctions occurred in the fourth quarter and closed in the first quarter, 1996. The absolute auctions generated lower than anticipated sales prices, and additional losses of $1.1 million were recorded in the fourth quarter, 1995. As further discussed in "Liquidity and Capital Resources," these sales provided cash flow of approximately $2.4 million, primarily in the first quarter, 1996.

          During the fourth quarter, 1995 the sublessee of five of the six sites closed under the November 1994 plan, defaulted on the terms of the sublease agreements, resulting in charges of $483,000 related to occupancy and $430,000 to reduce the carrying value of the tangible assets to management's estimate of fair value less cost to sell.

          Due to concerns for obsolescence and abnormal wear and tear associated with transport and storage of surplus equipment, management recorded an $820,000 writedown in December, 1995 of the equipment's carrying value. Additionally, fourth quarter, 1995 charges totaling approximately $1.1 million were recorded to reflect changes in the estimated net realizable values of the Company's remaining surplus assets and properties.

          The $9.3 million of charges recorded in 1994, discussed above, included the following.

          The Company recorded charges of $2.6 million related to abandoned projects, $300,000 related to the write-off of certain identifiable intangibles which were not expected to be recover-able and $450,000 to increase reserves previously provided on surplus assets due to the continued slowdown in the development of new restaurants. The costs related to abandoned projects represent writeoffs of recorded amounts not expected to be recovered ($1.6 million) and estimated occupancy costs until disposal ($1.0 million).

          Management decided to exit one of its non-core, under performing markets and, at that time, recorded a charge of approximately $1.1 million primarily to cover writedown of assets ($800,000) and occupancy exposure ($300,000).

          Additionally, the Company wrote off intangible assets associated with an abandoned project site ($131,000), provided for the estimated occupancy exposure on abandoned project sites ($430,000) and provided for asset write-offs on projects to be abandoned ($443,000).

          Based upon the Company's estimates of the number of excess modular buildings and the then current estimate as to recover-ability, the Company recorded a charge of $1.2 million in 1994. Included in the $2.6 million of charges noted above is $300,000 related to an additional writedown on modular buildings which had been assigned to projects subsequently abandoned after the end of the third quarter.

          During 1994, management determined that portions of the equipment, training, and installation expenditures related to its point of sale and back office restaurant systems' rapid installation resulted in higher costs or overbillings and did not ultimately add to the value of the Company's systems. Approximately $1.3 million of these costs were deemed to have no probable future economic benefit and were written off. In addition, due to the further curtailment of new store develop-ment, the writedown of the Company's point of sale and back office software recorded in 1993 was increased (approximately $300,000). Further, management also decided to remove from operation and not pursue further deployment of its high tech video ordering technology and, therefore, recorded a charge of $600,000 related to the hardware and software costs of this endeavor.

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

          In addition to the charges discussed above, the Company reached decisions during 1993 to reduce the carrying value of certain underperforming assets in non-core markets by approxi-mately $700,000.

          As described above, a substantial portion of the charges in fiscals 1993, 1994 and 1995 related to asset writedowns. The remainder of the charges related substantially to the establish-ment of reserves for expected future occupancy-related costs. During 1996, the Company revised its estimate of net realizable value for five of its poor performing restaurants in Montgomery, Alabama based upon an existing agreement to sell the restaurants to a non-affiliated restaurant operator. Such change in estimate resulted in a reduction of approximately $232,000 in related reserves. In addition, during the fourth quarter of 1996, management decided to reopen three units previously closed and to continue to operate a fourth unit that had been designated for closure, resulting in a reduction in the reserves for future occupancy-related costs of approximately $659,000.
     In addition, approximately $87,000 in other charges for net changes in estimated asset recovery were recorded during 1996. Such adjustments to the reserves are included in the caption "Provision for restaurant closures and other" on the accompany-ing Statement of Operations. Total minimum lease commitments associated with surplus properties are $11.2 million. As of December 29, 1996, approximately $5.8 million remained in the reserve for expected future occupancy-related costs, which is net of amounts representing interest, discounted at 12%, as well as estimated future sublease recoveries. Assets held for sale of $2.0 million at December 29, 1996 resulting from the actions noted above consist mainly of surplus land, buildings and equipment. The expected disposal dates for these assets are over the next 3 to 24 months. The carrying amounts of such assets to be disposed of are shown separately on the accompany-ing consolidated balance sheets.

          In addition to the charges described above, 1995 results include approximately $13.7 million of certain charges recorded in the fourth quarter related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This charge represents impairment of the carrying value of the assets of 37 stores based on manage-ment's future cash flow estimates given then current base lines and reasonable trend assumptions. Additional impairment reserves of approximately $824,000 were recorded during 1996, primarily related to three additional restaurants determined to be impaired. See Note 16 to the accompanying consolidated financial statements.

     GENERAL

          Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.



     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income and operating data for the periods indicated:

                                                        Fiscal Years Ended
                             -------------------------------------------------------------
                              Jan. 3,      Jan. 2,      Jan. 1,      Dec. 31,     Dec. 29,
                                1993         1994         1995         1995         1996
                             ---------    ---------    ---------    ---------    ---------
     Revenues:
     Restaurant sales           93.6%        95.1%        95.8%        96.2%        96.1%
     Franchise revenue
       and fees                  6.4          4.9          4.2          3.8          3.6
     Owner fee income              -            -            -            -           .3
                             ---------    ---------    ---------    ---------    ---------
                               100.0%       100.0%       100.0%       100.0%       100.0%

     Costs and expenses:
     Restaurant cost of
        sales(1)                34.7%        35.2%        35.0%        35.7%        34.3%
     Restaurant operating
        expenses(1)             38.6         42.9         43.7         46.4         45.5
     General and administra-
        tive expenses            9.4         10.1          9.7         10.0          9.4
     Advertising and promo-
        tion expenses(1)         5.5          7.0          6.1          7.3          5.0
     Depreciation and
        amortization(1)          4.8          6.1          7.9          7.2          6.3
     Owner expense (2)             -            -            -            -        169.1
     Other charges (credits)       -          7.2          9.3         16.4            -

     Income (loss) from
        operations              12.5         (4.0)        (7.9)       (19.3)         2.5
     Total other (expense)       (.7)        (3.7)        (5.1)        (5.3)        (5.0)
                             ---------    ---------    ---------    ---------    ---------
     Net income (loss)
        before income taxes
        and extraordinary
        items                   11.8         (7.7)       (13.0)       (24.6)        (2.5)

     Net income (loss)           7.7%        (5.1)%      (10.3)%      (24.8)%        1.2%
                             =========    =========    =========    =========    =========
     Number of restaurants:
     Restaurants open at the
        beginning of period      333          450          520          542          481
                             ---------    ---------    ---------    ---------    ---------
     Company restaurants
        opened (closed or
        transferred), net
        during period             81           55           (2)         (11)         (30)
     Franchised restaurants
        opened (closed or
        transferred), net
        during period             36           15           24          (50)          16
                             ---------    ---------    ---------    ---------    ---------
     Total restaurants
        opened (closed or
        transferred, net
        during period            117           70           22          (61)         (14)
                             ---------    ---------    ---------    ---------    ---------
     Total restaurants open
        at end of period         450          520          542          481          467
                             =========    =========    =========    =========    =========

     (1)   As a percentage of restaurant sales.
     (2)   As a percentage of owner fee income.

          /TABLE

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED DECEMBER 29, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1995

          Systemwide sales declined 11% for 1996 to approximately $316.7 million compared with approximately $355.7 million a year ago. This decrease is attributable to the comparatively lower number of units in operation in 1996 and to same store sales declines of 7% systemwide. The decline in same store sales is primarily due to the lower customer counts experienced upon the elimination of deep discounting programs in the third and fourth quarters of 1996 and to the reduced media spending in the fourth quarter of 1996.

          Total Company revenues decreased 14% to approximately $162.8 million in 1996 compared with approximately $188.9 million in 1995. Company-owned restaurant sales decreased 14% to approximately $156.5 million due to fewer Company units in operation, a 6% decline in same store sales, and a decline of approximately $9 million due to the Company's operating agreement with CKE, as discussed in "Liquidity and Capital Resources." Year-to-date, the Company opened 6 units, closed 8 units, and transferred operational responsibility to CKE for 28 units. Franchisees, exclusive of CKE, opened 15 units and closed 26 units. Five of the Company closures which were in the Montgomery DMA were sold in September, 1996.

          Restaurant cost of sales, as a percentage of sales, decreased to 34.3% for 1996 compared with 35.7% for 1995. This decrease is attributable primarily to various cost reduction actions taken during the second half of 1996, partially offset by higher food and paper costs as a percentage of sales in the first six months of 1996. These cost reduction actions include selective changes in some product and packaging specifications as well as re-negotiation of purchase terms and selection of alternative vendors. Management intends to continue to consumer test and implement such cost saving strategies in its stores, where appropriate. The increase in cost of sales in the first half of 1996 resulted primarily from a carryover of deep discounting programs in the first quarter of 1996 and to a shift in product mix sold, reflecting the impact of a larger percent of Big Buford sandwich sales in the first two quarters of 1996 compared to the same period of 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements. The Company from time to time negotiates purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

          Restaurant operating expenses were 45.5% of sales for 1996 compared with 46.4% for 1995. The reduction is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores operating during the second half of the year, partially offset by increased bonus costs associated with store management compensation. This better fixed cost coverage is the result of closing poorer performing units and of transferring operational responsibility for certain higher fixed cost restaurants in Western markets to CKE. The identified and implemented changes in staffing levels and labor deployment in certain stores have yielded savings in management and crew labor. Management believes that these cost reduction actions should favorably influence ongoing operating expense performance; however, their impact may be partially offset by future increases in the minimum wage.

          General and administrative expenses on a year-to-date basis are lower than 1995, on both a dollar and a percentage of sales basis. This decrease is caused primarily by reductions in the corporate and field operations staffs, and by lower levels of bad debt and other dead project charges, partially offset by higher legal fees.

          Advertising expenses decreased approximately $5.4 million to 5.0% of sales for 1996 compared to 7.3% for 1995 due primarily to decreases in levels of radio advertising, outdoor advertising, and television advertising. During the fourth quarter, management decided to limit media spending until work with the new advertising agency on new creative and brand positioning was completed. Company-wide spending on the new advertising campaign did not begin until late February 1997.

          Depreciation and amortization on a year-to-date basis decreased to approximately $9.8 million as compared to approxi-mately $13.0 million for the same period in the prior year.
     This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter 1995, to a decrease in the number of properties being operated by the Company, and to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

          Owner expenses of approximately $744,000 for 1996 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of deprecia-tion and amortization associated with the properties.

          Interest expense decreased 19.3% to approximately $8.6 million for 1996 as compared to approximately $10.7 million for 1995 primarily due to the early extinguishment of debt, as previously discussed. See "Liquidity and Capital Resources" and
     Note 10 to the accompanying consolidated financial statements, for further discussion.

          Interest income was higher for 1996 as compared to 1995 due to increases in the average daily invested amounts.

          The Company's decrease in Other is due primarily to the current year storage costs related to excess modular buildings.

          The Company's net tax provision on a year to date basis is approximately $675,000 (obtained by adding the tax provision line to the tax expense of approximately $1,350,000 which has been netted against the extraordinary gain). $575,000 of this amount is related to state taxes expected to be payable. $100,000 relates to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

     FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED WITH FISCAL YEAR ENDED JANUARY 1, 1995

          Systemwide sales declined 4% for 1995 to approximately $355.7 million compared with approximately $370.1 million a year ago. This decrease was the result of store closings and a decline of 5% in systemwide same store sales, offset in part by the full-year impact of 1994 store openings.

          Total revenue increased 1% from approximately $186.3 million in 1994 to approximately $188.9 million in 1995. Company-owned restaurant sales increased 2% to approximately $181.8 million. This increase was primarily attributable to the impact of the acquisition of ten units in Hampton Roads, Virginia from a franchisee as discussed in Note 2 to the accompanying consolidated financial statements, offset in part by a 4% decline in Company-owned same store sales. The ten units in Hampton Roads, Virginia were included in the Company's calculation of same store sales for the full year of 1995. Royalty fees decreased 6% in 1995 due to a 6% decline in franchise same store sales and the impact of the Hampton Roads, Virginia acquisition.

          Restaurant cost of sales, as a percentage of sales, increased to 35.7% for 1995 compared with 35.0% for 1994. This increase resulted primarily from the dramatic shift of product mix sold, reflecting the impact of the introduction of our Big Buford sandwich early in 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. Secondary factors include aggressive discounting during the Company's tenth anniversary promotion, selective product repricing in the fourth quarter and significantly higher paper cost in 1995 due to a higher commodity cost and improved product packaging.

          Restaurant operating expenses were 46.4% of sales for 1995 compared with 43.7% for 1994. This increase as a percentage of sales is primarily attributable to higher labor, occupancy and repair and maintenance costs and to the decline in same store sales resulting in the Company's inability to adequately leverage the non-variable components of lease costs and labor costs. The higher labor costs were also impacted by an increased average wage rate, higher levels of management staffing, and poor maintenance and execution of the Company's store level labor management system.

          General and administrative expenses in 1995, on both a dollar and a percentage of sales basis, were higher than in 1994 primarily due to a charge of approximately $1.5 million related to uncertainty of collection of certain receivables, offset partly by cost reduction initiatives implemented during 1995.

          Advertising expenses increased in 1995 to approximately $13.2 million or 7.3% of sales, as compared with approximately $10.9 million or 6.1% of sales in 1994. This increase is primarily attributable to higher levels of advertising expendi-tures related to new product introductions, summer sweepstakes promotion and the tenth anniversary promotion. Incremental advertising dollars were not effective in driving incremental sales dollars at rates previously achieved.

          Depreciation and amortization decreased in 1995 to approximately $13.0 million as compared to approximately $14.1 million in 1994. This decrease is primarily due to a decrease in the number of properties in operation in 1995 and asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995.

          Interest expense increased in 1995 to approximately $10.7 million as compared to approximately $9.7 million in 1994 primarily due to the debt incurred as part of the Hampton Roads, Virginia acquisition, discussed above.

          Interest income was higher in 1995 than in 1994 due primarily to a significant increase in the average daily invested amounts.

          The Company recognized other income of approximately $200,000 in 1995 as compared with other expense of approximately $400,000 in 1994. The increase was primarily attributable to the loss recorded in 1994 of approximately $300,000 related to the sale of Beaman (see Note 2 to the consolidated financial statements). The remainder of the increase is attributable to the difference in investment gains and losses between years.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash flow from operating activity was approximately $543,000 for 1996 compared with approximately
     $8.5 million for 1995 and approximately $6.3 million for 1994. The notable decrease in 1996 from 1995 resulted primarily from reductions in working capital which more than offset higher net income in 1996. The change in working capital related primarily to decreased balances in accounts payable in 1996 due to decreased food and paper costs as a percentage of sales and to decreased overall sales volumes. The decreased overall sales volumes are attributable to the factors discussed above in the year to year comparison. The decrease in 1995 from 1994 is primarily a result of declining net income, somewhat offset by higher accrued liabilities associated with advertising, workers compensation costs, and other miscellaneous accruals.

          Capital expenditures of approximately $2.3 million for 1996 were funded primarily through sales of surplus properties and existing cash balances. Approximately $1,286,000 of these expenditures were for the construction or conversion of new stores, six of which opened in 1996 and five of which opened within the first two months of fiscal 1997. The Company spent approximately $220,000 for the replacement of three existing store buildings, constructed in the late eighties, with surplus modular buildings. Such actions were taken to provide increased operational flexibility and to reduce maintenance costs in these units given the low cash outflow necessary to utilize certain of the surplus modular buildings. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

          The Company plans to open fifteen units in 1997 and reopen three units previously closed (see further discussion above). Full year capital expenditures are expected to be in the range of approximately $6 million to $8 million, inclusive of replace-ment capital. This level of new unit development exceeds that of 1996 (six units) and 1995 (three units) but is significantly less than that of 1994 (36 units).

          In January 1996, the Company repurchased, in two trans-actions, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of the Notes in exchange for a short-term note of approximately $4.1 million due in three installments of principal and interest, bearing interest at prime. The Company paid the final installment together with accrued interest on this note on September 27, 1996. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Notes from various other bondholders for approximately $4.5 million in cash. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million.

          Principal payments of debt and capital leases totaled approximately $21.8 million during 1996, inclusive of the approximately $11.1 million, the approximately $4.1 million and the approximately $4.5 million related to the Senior Notes repurchased, as discussed above. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $1.6 million from approximately $28.3 million.

          In February 1996, the Company obtained a one-year credit facility from GIANT. Concurrent with the completion of its Rights Offering on September 20, 1996, this credit facility was terminated by agreement of the parties.

          The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consoli-dated balance sheet and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized. Of the approximate $3.7 million generated during 1996 from the sale of land and buildings, approximately $1.9 million was generated during the first quart of 1996 from the closing of the sales of eleven properties auctioned in the fourth quarter 1995.

          During 1996, the Company received funds (approximately $90,000) on land contracts which are the subject of an aggregate amount of approximately $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The holder of such contracts has been unable to complete contractual requirements to fund such transactions. During the first quarter of 1997, the Company has received an additional $100,000 in funds on one of these properties. The Company continues to consider alternatives offered by the holder including substitution of a different buyer or extension of time available to fund the agreements.

          On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 28 Rally's-owned restaurants located in California and Arizona are being operated by CKE.
     The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as Owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as Owner expenses in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved profitability and cash flow, generating approximately $340,000 cash flow in the last six months of 1996.

          The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants issued could provide approximately $10.8 million for the Company's future growth. The proceeds from the Offering have been used to pay off debt of $4.5 million approximately and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

          On October 21, 1996, the Company was notified by the indenture trustee that the bondholder consent it had been soliciting had been approved by the required majority of the holders of record of its 9 7/8% Senior Notes due 2000. The consent will allow two of the Company's current stockholders, CKE and Fidelity National Financial, Inc. and/or their affiliates, to acquire 35% or more of the outstanding shares of the Company's common stock without triggering "Change in control" provisions requiring the Company to offer to purchase the Senior Notes at 101% of their face value. This gives the Company greater flexibility to raise capital in the future, and it gives two of its largest stockholders the ability to increase their investment in the Company.

          On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants will provide approximately $6.6 million in additional capital to the Company. See Note 4 to the accompanying consolidated financial statements for further discussion.

          The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND DECEMBER 29, 1996
                    (In thousands, except shares and per share amounts)

                                                           December 31,       December 29,
                                                               1995                1996
                                                           ------------       ------------
     ASSETS
     Current assets:
        Cash and cash equivalents                          $    8,811          $    2,285
        Restricted cash                                           683               1,649
        Investments                                             4,933               1,958
        Royalties receivable, including $483 and $0
          from related parties at December 31, 1995
          and December 29, 1996, respectively, net of
          a reserve for doubtful accounts of $922 and
          $1,405 at December 31, 1995 and December 29,
          1996, respectively                                      818                 437
        Accounts and other receivables, including $23
          and $565 from related parties at December 31,
          1995 and December 29, 1996, respectively, net
          of a reserve for doubtful accounts of $453
          and $301 at December 31, 1995 and December 29,
          1996, respectively                                     2,131               1,698
        Inventory, at lower of cost or market                   1,056                 794
        Prepaid expenses and other current assets               1,131                 999
        Assets held for sale                                    2,506                 596
                                                           ------------       ------------
            Total current assets                               22,069              10,416

     Assets held for sale                                       3,517               1,426
     Net property and equipment, at historical cost            78,683              69,806
     Notes receivable, including $175 and $127 from
        related parties at December 31, 1995 and
        December 29, 1996, respectively, net of a
        reserve for doubtful accounts of $542 and
        $853 at December 31, 1995 and December 29,
        1996, respectively                                        789                 773
     Goodwill, less accumulated amortization of
        $1,704 and $2,243 at December 31, 1995 and
        December 29, 1996, respectively                        10,921              10,482
     Reacquired franchise and territory rights, less
        accumulated amortization of $1,202 and $1,984
        at December 31, 1995 and December 29, 1996,
        respectively                                           12,261              11,439
     Other intangibles, less accumulated amortization
        of $2,344 and $2,459 at December 31, 1995 and
        December 29, 1996, respectively                         5,262               4,769
     Other assets, less accumulated amortization of
        $1,638 and $1,101 at December 31, 1995 and
        December 29, 1996, respectively                         3,890               3,147
                                                          ------------        ------------
            Total assets                                   $  137,392          $  112,258
                                                          ============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                   $    8,773          $    4,884
        Accrued liabilities                                    15,959              13,600
        Current maturities of long-term debt
          and obligations under capital leases                 17,544               1,484
                                                          ------------        ------------
            Total current liabilities                          42,276              19,968

     Senior notes, less current maturities, net
        of discount of $768 and $429 at December
        31, 1995 and December 29, 1996, respectively           69,034              57,897
     Long-term debt, less current maturities                    5,749               4,775
     Obligations under capital leases, less current
        maturities                                              5,631               5,408
     Other liabilities                                          8,030               4,845
                                                          ------------        ------------
            Total liabilities                                 130,720              92,893
                                                          ============        ============

     Commitments and contingencies (Note 12)

     Shareholders' equity:
     Preferred stock, $.10 par value, 5,000,000 shares
        authorized, no shares issued                               -                   -
     Common stock, $.10 par value, 50,000,000 shares
        authorized; 15,927,000 and 20,788,000 shares
        issued at December 31, 1995 and December 29,
        1996, respectively                                      1,593               2,079
     Additional paid-in capital                                60,804              71,023
     Less: Treasury shares, 273,000 shares at
        December 31, 1995 and December 29, 1996                (2,108)             (2,108)
     Retained deficit                                         (53,617)            (51,629)
                                                          ------------        ------------
            Total shareholders' equity                          6,672              19,365
                                                          ------------        ------------
            Total liabilities and shareholders' equity     $  137,392          $  112,258
                                                          ============        ============

     The accompanying notes to consolidated financial statements are an integral part of these consolidated financial sheets.

                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED JANUARY 1, 1995, DECEMBER 31, 1995 AND DECEMBER 29, 1996
                         (In thousands, except per share amounts)

                                                          Fiscal Years Ended
                                                ------------------------------------------
                                                January 1,    December 31,   December 29,
                                                    1995          1995            1996
                                                ------------   ------------   ------------
     REVENUES:
        Restaurant sales                        $  178,476     $  181,778     $  156,445
        Franchise revenues and fees                  7,842          7,081          5,867
        Owner fee income                                -              -             440
                                                ------------   ------------   ------------
          Total revenues                           186,318        188,859        162,752

     COSTS AND EXPENSES:
        Restaurant costs of sales                   62,518         64,813         53,712
        Restaurant operating expenses exclusive
          of depreciation and amortization and
          advertising and promotion expenses        78,072         84,305         71,155
        General and administrative expenses         18,068         18,972         15,426
        Advertising and promotion expenses          10,898         13,188          7,767
        Depreciation and amortization               14,139         13,006          9,838
        Owner expense                                   -              -             744
        Provision for restaurant closures
          and other                                 17,259         31,045             20
                                                ------------   ------------   ------------
            Total costs and expenses               200,954        225,329        158,662
                                                ------------   ------------   ------------
     Income (loss) from operations                 (14,636)       (36,470)         4,090
                                                ------------   ------------   ------------

     OTHER INCOME (EXPENSE):
        Interest expense                            (9,742)       (10,682)        (8,622)
        Interest income                                477            538            614
        Other                                         (354)           234            (49)
                                                ------------   ------------   ------------
            Total other (expense)                   (9,619)        (9,910)        (8,057)
                                                ------------   ------------   ------------
     Loss before income taxes and
        extraordinary items                        (24,255)       (46,380)        (3,967)

     PROVISION (BENEFIT) FOR INCOME TAXES           (4,982)           539           (675)
                                                ------------   ------------   ------------
     Loss before extraordinary items            $  (19,273)    $  (46,919)    $   (3,292)
     EXTRAORDINARY ITEMS (net of tax
        expense of $1,350)                              -              -           5,280
                                                ------------   ------------   ------------
            Net income (loss)                   $  (19,273)    $  (46,919)    $    1,988
                                                ============   ============   ============

     Earnings (loss) per common share:
       Earnings (loss) before
         extraordinary item                     $    (1.42)    $    (3.00)    $     (.19)
       Extraordinary item                               -              -             .31
                                                ------------   ------------   ------------
     Earnings (loss) per common share           $    (1.42)    $    (3.00)    $      .12
                                                ============   ============   ============
     Weighted average shares outstanding            13,564         15,620         17,007
                                                ============   ============   ============

     The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (In thousands)

                                                         Treasury
                                                         Stock and
                   Common Stock      Preferred Stock     Contingent
              --------------------- -----------------     Shares      Add'l  Retained
               Shrs    Shrs          Shrs    Shrs     -------------- Paid-In Earnings
              Authrzd  Iss'd  Amt   Authrzd Iss'd Amt  Shrs   Amt    Capital (Deficit)
              ------- ------ ------ ------- ----- --- ----- -------- ------- ---------
     Balances
     at Jan. 2,
     1994      25,000 13,268 $1,327    -      -   $-  (239) $(2,009) $50,634 $ 12,575

     Issuance
     of common
     stock        -    2,569    257    -       -   -    -        -     9,976       -
     Net loss     -       -      -     -       -   -    -        -        -   (19,273)
              ------- ------ ------ ------- ----- --- ----- -------- ------- ---------
     Balances
     at Jan. 1,
     1995      25,000 15,837  1,584    -       -   -  (239)  (2,009)  60,610   (6,698)

     Amendment
     to the
     Charter
     (A)       25,000     -      -     -       -   -    -        -        -        -
     Issuance
     of common
     stock        -       90      9    -       -   -    -        -       194       -
     Treasury
     stock
     acquired     -       -      -     -       -   -   (34)     (99)      -        -
     Net loss     -       -      -     -       -   -    -        -        -   (46,919)
              ------- ------ ------ ------- ----- --- ----- -------- ------- ---------
     Balances
     at Dec. 31,
     1995      50,000 15,927  1,593    -       -   -  (273)  (2,108)  60,804  (53,617)

     Issuance
     of common
     stock        -       35      3    -       -   -    -        -        74       -
     Authorization
     of preferred
     stock(B)     -       -      -  5,000,000  -   -    -        -        -        -
     Shareholders
     Rights
     Offering     -   4,826     483    -       -   -    -        -     9,975       -
     Issuance of
     compensatory
     stock options
     and warrants -      -       -     -       -   -    -        -       170       -
     Net income   -      -       -     -       -   -    -        -        -     1,988
              ------- ------ ------ ------- ----- --- ----- -------- ------- ---------
     Balances
     at Dec. 29,
     1996      50,000 20,788 $2,079 5,000,000  -  $-  (273) $(2,108) $71,023 $(51,629)
              ======= ====== ====== ======= ===== === ===== ======== ======= =========

     (A)  On May 13, 1995, stockholders of the Company approved a proposal to amend the
               Certificate of Incorporation to increase the number of authorized shares of Common
               Stock from 25,000,000 shares to 50,000,000.

     (B)  On July 10, 1996, stockholders of the Company ratified the authorization of
               5,000,000 shares of Preferred Stock at a par value of $.10.

     The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (In thousands)

                                                             Fiscal Years Ended
                                                 -----------------------------------------
                                                 January 1,    December 31,   December 29,
                                                     1995           1995            1996
                                                 ------------   ------------   -----------
     CASH FLOWS PROVIDED FROM OPERATING
       ACTIVITIES:
     Net income (loss)                           $   (19,273)   $   (46,919)   $    1,988
     Adjustments to reconcile net income (loss)
        to net cash provided by operating
        activities:
        Depreciation and amortization                 14,139         13,006        10,482
        Extraordinary items, before tax expense
          of $1,350                                       -              -         (6,630)
        Provision for restaurant closures
          and other                                   17,259         31,045            20
        Provision for losses on receivables              377          1,507           968
        Other                                            568          2,276           879
        Changes in assets and liabilities net
          of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                               (1,810)           775          (306)
            Inventory                                    (14)           (63)          262
            Prepaid expenses and other current
              assets                                     752            185           161
            Other assets                              (2,563)           292          (121)
           Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities     187          7,815        (6,011)
            Deferred income taxes                     (1,524)            -             -
            Other liabilities                         (1,824)        (1,424)       (1,535)
                                                 ------------   ------------   -----------
              Net cash provided by operating
                activities                             6,274          8,495           543
                                                 ------------   ------------   -----------

     CASH FLOWS PROVIDED FROM (USED IN)
       INVESTING ACTIVITIES:
        (Increase) decrease in investments             9,022           (848)        2,975
        Notes receivable                                 429            154           312
        Pre-opening costs                               (832)           (45)         (156)
        Capital expenditures                         (19,808)        (3,405)       (2,306)
        Proceeds from the sale of property and
          equipment                                    2,525          4,266         4,392
        (Increase) decrease in intangible assets      (1,436)          (111)          (39)
        Acquisition of businesses, net of cash
          acquired                                    (1,836)        (1,931)           -
        Proceeds from the sale of a business              -           2,730            -
                                                 ------------   ------------   -----------
           Net cash provided by (used in)
             investing activities                    (11,936)           810         5,178
                                                 ------------   ------------   -----------

     CASH FLOWS PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES:
        (Increase) in restricted cash                     -            (683)         (966)
        Payment of organization and development
          costs                                           (4)            (3)           -
        Principal payments of debt                    (5,538)        (2,114)       (1,696)
        Senior Notes retirement                           -              -        (19,612)
        Issuance of common stock, net of costs of
          issuance                                    10,233            203        10,535
        Principal payments on capital lease
          obligations                                   (393)          (604)         (508)
                                                 ------------   ------------   -----------
           Net cash provided from (used in)
             financing activities                      4,298         (3,201)      (12,247)
                                                 ------------   ------------   -----------
           Net increase (decrease) in cash            (1,364)         6,104        (6,526)

     CASH AND CASH EQUIVALENTS, beginning of
        period                                         4,071          2,707         8,811
                                                 ------------   ------------   -----------
     CASH AND CASH EQUIVALENTS, end of period    $     2,707     $    8,811     $   2,285
                                                 ============   ============   ===========

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

          Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 29, 1996, the Rally's system included 467 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 209 Company-owned and operated, 231 franchised and 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. One additional Company-owned store covered by the operating agreement has been converted to the Carl's Jr. format and is not included in the above store count. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

          Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corpora-tion, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings. The manufacturing business was sold in January 1995 (see Note 2).

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

          c)   Property and Equipment

          Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

          d)   Interest Costs

          Interest costs incurred during the construction of restaurants are capitalized as a component of the cost of the restaurants and are amortized on a straight-line basis over the estimated useful lives of the restaurants. The amounts capitalized for the fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996 were approximately
     $490,000, $30,000 and $7,000, respectively.

          e)   Inventory

          Inventory is valued at latest invoice cost which approxi-mates the lower of first-in, first-out cost or market.

          f)   Supplemental Disclosures of Cash Flow Information

                                        Fiscal Years Ended
                                  -------------------------------
                                  Jan. 1,    Dec. 31,    Dec. 29,
                                    1995       1995        1996
                                  --------   --------    --------
          Interest paid (net of
           amount capitalized)    $  9,760   $ 10,679    $  8,639

          Income taxes paid            163        212         983
          Capital lease obliga-
           tions incurred               -       1,616         111

          The purchase of HRF described in Note 2 was recorded as
               follows:
                                                         Fiscal
                                                      Year Ended
                                                       ---------
                                                        Dec. 31,
                                                          1995
                                                       ---------
               Fair value of assets acquired            $ 9,133
               Cash paid                                 (2,125)
                                                       ---------
               Liabilities assumed                      $ 7,008
                                                       =========

          As a result of the sale of Beaman discussed in Note 2, the Company recorded the net present value of a non-interest bearing note of approximately $347,000. The Company recorded in 1996 approximately $547,000 in notes receivable primarily as the result of the sale of five of its restaurants in Montgomery, Alabama. These non-cash transactions have been excluded from the consolidated statement of cash flows.

          During fiscal 1995 and 1996, the Company accepted notes due within two to five years, bearing interest at rates previously specified in the underlying franchise agreements, for certain receivables from franchises in the aggregate amount of approxi-mately $542,000 for 1995 and approximately $340,000 for 1996. There were no such notes in 1994.

          For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at December 31, 1995 and December 29, 1996 were approximately $6.8 million and $976,000, respectively.

          g)   Earnings (Loss) Per Common Share

               Earnings (loss) per common shares is calculated based upon the weighted average shares and common equivalent shares outstanding during the periods.

          h)   Goodwill, Reacquired Franchise Rights, Other
                    Intangibles and Other Assets

               Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                        Amortization Period
                                        -------------------
               Goodwill                 5, 20 - 25 years
               Reacquired franchise
                and territory rights       15 - 20 years
               Other intangibles            3 - 25 years
               Other assets                 5 - 25 years

          Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recover-able. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill and other intangibles in measuring whether the goodwill and other intangibles are recoverable. The amount of any such impairment is determined as the difference between carrying value and fair value based upon discounted cash flows. No such impairment was recorded in any period presented except as disclosed in Note 16.

          i)   Owner Fee Income and Expense

          Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Expenses related to the ongoing investment in the CKE-operated restaurants consist primarily of depreciation and amortization and are referred to as Owner expenses in the accompanying consolidated financial statements.

          j)   Advertising Costs

          It is the Company's policy to expense advertising costs as incurred.

          k)   Reclassification

          Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 29, 1996. Such reclassifications had no effect on previously reported net income.

     2.   ACQUISITION AND DISPOSITION

          On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approxi-mately $7.2 million, of which approximately $2.1 million was paid in cash and the remainder to be paid over the ensuing six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $654,000 of notes payable and other liabilities and HRF's lease obligations, including capital lease obligations of approximately $1.3 million. HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton Roads and Norfolk, Virginia areas. The acquisition of HRF was accounted for as a purchase.

          The total purchase price of approximately $9.1 million has been allocated in the accompanying balance sheet as net property and equipment (approximately $2.1 million) and as intangible and other assets (approximately $6.7 million). The remainder of the purchase price, approximately $319,000, was allocated to various current assets. The intangible and other asset amounts include a non-compete (approximately $150,000) which is being amortized over five years and reacquired franchise and territory rights (approximately $6.6 million) which are being amortized over 15 years.

          The impact on operations of this acquisition was not significant for any of the periods presented, and, therefore, proforma amounts are not presented giving effect to this acquisition.

          On January 30, 1995, the Company sold all of the shares of common stock of Beaman Corporation, its wholly-owned modular building subsidiary, for approximately $3.1 million, of which approximately $2.7 million was paid in cash, and the remainder to be paid pursuant to a non-interest bearing, unsecured promissory note.

     3.   RESTAURANT CLOSURES AND OTHER

          Certain charges in fiscals 1994, 1995 and 1996 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

          In summary and chronologically, the decisions that had been reached in 1994 were to abandon additional real estate develop-ment projects and certain investment in infrastructure (approximately $5.3 million) and to abandon additional projects and franchise or otherwise dispose of up to 60 Company restaurants (approximately $12.0 million). During 1995, the Company concluded that much of its 1994 plan of disposal would not be executable. As a result, the Company decided to
     (i) close up to 16 of the original 60 restaurants included in the 1994 disposal plan, (ii) close nine poor performing restaurants in its core markets, (iii) writeoff estimated exposure resulting from the default of a subleasee/franchisee in a former Company market, (iv) record additional writedowns of modular building value, (v) record writedowns to sales price less cost to sell of all properties auctioned in fourth quarter, 1995 (vi) record asset writedowns and occupancy exposure related to the default of a tenant for five of the units closed under the 1994 plan and (vii) record other changes in estimates related to the Company's surplus properties. The charges for the above 1995 items totaled approximately $17.3 million. Also reflected in this caption for fiscal 1995 is an approximate $13.7 million charge related to the Company's adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") further discussed in Note 16.

          Included in this caption for fiscal 1996 are charges of approximately $679,000 related to the writedown and sale of assets offset by approximately $659,000 resulting from a reduction in surplus property reserves related to Management's decision to re-open three units previously closed and to continue to operate a fourth unit that had been designated for closure. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations "Restaurants Closures and Other."

     4.   RELATED PARTY TRANSACTIONS

          a)   Issuance of Warrants

          On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identifi-cation and exploitation of synergistic opportunities with the Company. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $24,000 has been expensed during 1996 within General and Administrative expenses. The remaining value will be expensed in fiscal 1997 over the remainder of the vesting period of the underlying Warrants.

          b)   West Coast Operating Agreement

          On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). CKE is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 28 Rally's owned restaurants located in California and Arizona are being operated by CKE. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. To date, one restaurant has been converted. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

          Under the terms of the Operating Agreement, CKE is responsible for conversion costs associated with transforming the restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 28 restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. Subsequent to the agreement, the Company's revenues have been, and will continue to be, reduced by the absence of the restaurants' sales, somewhat offset by the fee paid to the Company by CKE. For the first six months of the current year, the restaurants covered by this Operating Agreement had sales of approximately $10.5 million. The Company anticipates that the agreement will continue to positively impact both net income and cash flow. While the overall impact of the agreement is not expected to be material to the financial statements, it will allow management to concentrate its efforts in more fully developed Rally's markets. The agreement will also allow the Company to take advantage of any improvements in restaurant operations attained by CKE by implementing these improvements in Company stores. In the event of a sale by Rally's of any of the 28 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

          c)   Option Grants to Non-employees

          During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in General and Administrative Expenses in the accompanying State-ment of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

          d)   Other Transactions

          The Company has had transactions with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/ directors of the Company. Such transactions which impacted the Company's consolidated financial statements are summarized below. Information with respect to related party rent is disclosed in Note 12. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contributions to the Fund are included in the Advertising and Promotion Expenses in the Company's consolidated Statements of Operations.

                                              Dec. 31,   Dec. 29,
                                                1995      1996
                                              --------   --------
               Balance Sheet Amounts
               ---------------------
               Royalties receivable            $ 483     $  -
               Accounts receivable                23       565
               Notes receivable                  175       127
               Accounts payable                  307        95
               Accrued liabilities                -         60

                                        Fiscal Years Ended
                                 -------------------------------
                                 Jan. 1,     Dec. 31,   Dec. 29,
                                  1995        1995       1996
                                 -------     -------    -------
          Revenue Amounts
          ---------------
          Repurchase of Senior
            Notes (gross)       $    -       $   -      $6,339
          Royalty fees            2,129       2,407         -
          Owner fee income           -           -         440
          Rental income             195         262         -
          Interest income            93          16         49
                                 -------     -------    -------
                                 $2,417      $2,685     $6,828
                                 =======     =======    =======

          Expense Amounts
          ---------------
          Legal                  $  923      $  777     $1,024
          Owner expense              -           -         744
          Interest expense           -           -         180
          Compensatory stock
            options and warrants     -           -         170
          Other                      14          -          -
                                 -------     -------    -------
                                 $  937      $  777     $2,118
                                 =======     =======    =======

     5.   RESTRICTED CASH

          Restricted cash consists of amounts held in various
     Certificates of Deposit as collateral for Letters of Credit and daily Automated Clearing House ("ACH") transactions.

     6.   INVESTMENTS

          Excess funds are being invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. No net unrealized losses were reported for any period presented. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for the years ended December 31, 1995 and December 29, 1996. The provision for the year ended January 1, 1995 was approximately $95,000. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

          The carrying value is equal to the market value of invest-ments at December 31, 1995 and December 29, 1996 and consist of the following:

          December 31, 1995
          -----------------
          Unites States government and its agencies    $4,933
          Corporate debt instruments                       -
                                                       ------
          Total                                        $4,933
                                                       ======

          December 29, 1996
          -----------------
          United States government and its agencies    $  500
          Corporate debt instruments                    1,458
                                                       ------
          Total                                        $1,958
                                                       ======

          The contractual maturities of these investments at December 29, 1996 were as follows:

               1997           $   500
               2002               248
               2012               299
               2013               597
               2017               314
                              --------
                              $ 1,958
                              ========

          The proceeds from the sale of investments and related gross gains and losses for the twelve months ended January 1, 1995, December 31, 1995 and December 29, 1996 were as follows:

                                         Fiscal Years Ended
                                 --------------------------------
                                 Jan. 1,     Dec. 31,    Dec. 29,
                                   1995        1995        1996
                                 --------    --------    --------
          Proceeds from the
            sale of investments  $17,798     $15,653     $10,531
          Gross gains realized       137          56          -
          Gross losses realized     (364)         -           (4)

     7.   NET PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                         Dec. 31,       Dec. 29,
                                           1995           1996
                                        ---------      ---------
          Land                          $ 14,310       $ 14,074
          Buildings and leasehold
           improvements                   46,520         47,463
          Equipment, furniture and
           fixtures                       45,036         41,312
                                        ---------      ---------
                                         105,866        102,849
          Less accumulated depreciation  (32,049)       (37,518)
                                        ---------      ---------
                                          73,817         65,331
                                        ---------      ---------
          Property held under capital
           lease                           6,208          6,145
          Less accumulated amortization   (1,342)        (1,670)
                                        ---------      ---------
                                           4,866          4,475
                                        ---------      ---------
          Net property and equipment    $ 78,683       $ 69,806
                                        =========      =========

     8.   ACCRUED LIABILITIES

               Accrued liabilities consist of the following:

                                         Dec. 31,       Dec. 29,
                                           1995           1996
                                         ---------     ---------
          Payroll and payroll taxes      $  3,013      $  2,245
          Closed store reserve              2,767         1,964
          Workers compensation              2,102         2,367
          Advertising                       1,819           316
          Other                             6,258         6,708
                                         ---------     ---------
                                         $ 15,959      $ 13,600
                                         =========     =========

     9.   OTHER LIABILITIES

               Other liabilities consist of the following:

                                         Dec. 31,       Dec. 29,
                                           1995           1996
                                         ---------     ---------
          Closed store reserve           $  6,908      $  3,881
          Unfavorable lease loss              890           748
          Other                               232           216
                                         ---------     ---------
                                         $  8,030      $  4,845
                                         =========     =========

     10.  SENIOR NOTES

          On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends, as well as impose certain change of control provisions, as defined.

     On January 29, 1996, the Company repurchased, in two transac-tions, at a price of approximately $678.75 per $1,000 principal amount, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT GROUP, LTD. ("GIANT"). The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of Notes in exchange for a short-term note of approximately $4.1 million, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing. Due to the repurchases in January 1996, the redemption price of approximately $15.2 million has been classified in the caption "Current Maturities of Long-Term Debt and Obligations Under Capital Leases" in the accompanying consolidated balance sheet for fiscal 1995.

          Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Notes from various other bondholders for approximately $4.5 million in cash.

          These purchases resulted in extraordinary gains in 1996 net of tax, totaling approximately $5.3 million or $.31 per share. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million. In addition, these repurchases have reduced the sinking fund requirement discussed above to approximately $1.6 million from approximately $28 million.

          The remaining outstanding Notes are publicly traded and at December 29, 1996 had a market value of approximately $54.5 million based on the quoted market price for such notes.

          On September 5, 1996 by Consent Solicitation Statement, the Company solicited consent of its bondholders whereby the beneficial ownership of 35% or more of the voting stock of the Company by GIANT, Fidelity National Financial, Inc., CKE and/or any of their affiliates would not constitute a change of control for purposes of Section 4.14 of the Indenture. On October 21, 1996, the bondholder consent was approved by a majority of the holders of record as of the date of the Consent Solicitation.

     11.  LONG-TERM DEBT

               Long-term debt consists of the following:

                                          Dec. 31,       Dec. 29,
                                            1995           1996
                                          ---------     ---------
     Notes payable to banks, maturing
      at various dates through February
      10, 2002, secured by property and/
      or equipment, bearing interest
      ranging from 1/2% above prime to
      9.25%.  The notes are payable in
      monthly principal and interest
      installments ranging from $848
      to $41,033.                         $  1,883      $  1,006

     Note payable to finance company
      due October 1998, secured by certain
      equipment, bearing interest at a rate
      of 7.3%.  The note is payable in
      monthly principal and interest
      installments of $6,762.                  384           133

     Note payable to Company for acquisi-
      tion of certain markets, secured
      by certain property and equipment,
      maturing November 30, 1998, bearing
      interest of 8.3%.  The note is payable
      in monthly principal and interest
      installments of $11,494.                 205            79

     Secured notes payable to a bank used
      to finance equipment and/or modular
      buildings for franchises (the
      Franchise Loans), maturing at
      various dates through July 15, 2000,
      bearing interest at prime plus 1/2%.
      The notes are payable in monthly
      principal installments of $4,875.
      Interest is payable monthly.             261           195

     Notes payable to former owners for
      acquisition of market, secured by
      common stock of Hampton Roads Foods,
      maturing March 13, 2001, with
      outstanding balances due after last
      monthly payments, bearing interest
      of 9.0%.  The notes are payable in
      monthly principal and interest
      installments ranging rom $4,742 to
      $50,211.                               4,814         4,461
                                          ---------     ---------
                                             7,547         5,874
     Less - Current portion                 (1,798)       (1,099)
                                          ---------     ---------
                                          $  5,749      $  4,775
                                          =========     =========

          At December 29, 1996, the prime rate was 8.25%. There were no short-term borrowings in the year ended December 31, 1995.

          The following are the maturities of long-term debt for each of the next five years and thereafter:

                      Year
                    -------
                      1997              $   1,099
                      1998                    722
                      1999                    727
                      2000                    590
                    Thereafter              2,736
                                        ----------
                                        $   5,874

          The Company is subject to certain restrictive covenants under its debt agreements.

          The market value of the Company's long-term debt approxi-mated book value at December 29, 1996. Debt related to the acquisition of Hampton Roads Foods was entered into in 1995 and bears interest at rates which approximate current rates for debt with similar terms. The majority of the remaining long-term debt has contractual rates which vary based on fluctuations in market rates.

     12.  COMMITMENTS AND CONTINGENCIES

          (a)  Lease Commitments

               The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Following is a schedule by year of future minimum lease commitments under all leases at December 29, 1996:

                                         Capital      Operating
                  Year                   Leases         Leases
          -----------------------       ---------    ---------
          1997                          $ 1,087       $ 8,475
          1998                            1,010         7,870
          1999                              973         7,216
          2000                              906         6,413
          Thereafter                      6,772        33,052
                                        ---------     ---------
          Total minimum lease
           commitments                   10,748       $63,026
                                                      =========
          Less amounts representing
           interest, discounted at
           rates ranging from 10% to
           12%                           (4,955)
                                        ---------
          Present value of minimum
           lease payments                 5,793
          Current portion of capital
           lease obligations               (385)
                                        ---------
          Long-Term lease obligations   $ 5,408
                                        =========

               The discount rates applicable to the Company's capital leases approximate currently available market rates. Minimum operating lease payments have not been reduced by minimum sublease rentals of $10 million due in the future under noncancelable subleases.

               Rent expense consists of:
                                           Fiscal Years Ended
                                     ----------------------------
                                     Jan. 1,   Dec. 31,  Dec. 29,
                                      1995       1995      1996
                                     -------   -------   -------
          Minimum rentals - related
           parties                   $   261   $   292   $   470
          Minimum rentals - others     6,514     6,641     4,681
          Contingent rentals -
           others                        136       173       122
                                     -------   -------   -------
                                     $ 6,911   $ 7,106   $ 5,273
                                     =======   =======   =======

          (b)  Litigation

          In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certifica-tion on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christen-sen, Miller was denied. The action was stayed between May 30 and July 31, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. The Court denied the motion in the fall of 1996 and refused to disqualify Christensen, Miller. Fact discovery is set to close in April 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial state-ments.

          In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Red Line failed to make certain lease payments and on June 20, 1995, the Company filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The action alleges that Red Line also committed events of default under the terms of all of its Franchise Agreements with the Company. As a result of such defaults, the Company terminated such Franchise Agreements, and on August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging breach of contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreements and its failure to pay approximately $400,000 plus interest owed on certain promissory notes issued to the Company in lieu of such payments. The Company also seeks accountability for approximately $660,000 in conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with such proceedings, the Company's actions against Red Line have been stayed. In November, 1996, Red Line filed a First Amended Disclosure Statement and First Amended Liquidating Plan of Reorganization (the "Plan") which disputed Red Line's obligation to pay the Company any of the foregoing monies. By Bankruptcy Court Order entered February 28, 1997 (the "Confirmation Order"), the Company's general unsecured claims were allowed in the amount of approximately $615,000. The Confirmation Order also approved the Plan. The Plan provides for, among other things, mutual releases among the Company and Red Line (such releases do not affect the allowed general unsecured claims described above) and the sale of Red Line's assets. Cash from those sales will be insufficient to pay all secured claims, taxes and administrative claims. Some of the Red Line assets are to be acquired by New Red Line, Inc., an entity involving certain insiders and/or affiliates of Red Line. Unsecured creditors of Red Line (including the Company) will receive under the Plan a minority stock interest in New Red Line, Inc. At this time, the likeli-hood of realizing any value on account of such minority stock interest is considered extremely speculative. The receivable balances have been fully reserved.

          In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transac-tion. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996, but has not yet ruled on the pending motions. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

          Rally's filed a lawsuit on August 12, 1996 against Arkansas Investment Group, Inc. ("AIGI"), a franchisee that currently operates ten Rally's restaurants located in Arkansas. The lawsuit seeks to recover royalties and contributions to the Rally's National Advertising Fund owed by AIGI pursuant to the applicable franchise agreements, which total approximately $500,000 with accrued interest as of December 29, 1996. After falling in arrears on its royalties and advertising fund contributions, Rally's and AIGI negotiated a written agreement to allow AIGI to make payments under a revised payment schedule. AIGI also defaulted on that written obligation. AIGI has filed an Answer and Counterclaim in which it alleges it does not owe the royalties and advertising contributions due to its alleged disagreement with operational and marketing decisions of Rally's and Rally's alleged failure to rebate sums obtained from suppliers. AIGI has asserted causes of action for breach of contract, violation of the Arkansas Franchise Practices Act, unjust enrichment and fraud. The Counterclaim alleges that AIGI has been damaged in excess of approximately $75,000 (the minimum jurisdictional amount for federal court), but no specific amount of damages is identified in the Counterclaim. Rally's denies AIGI's allegations and intends to vigorously defend the Counter-claim. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

          In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition.
     These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agree-ments. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresenta-tion and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and intends to file a Cross-Complaint alleging breach of contract. The court has permitted the parties to hold discovery in abeyance for a short period pending settlement discussions. Rally's is currently attempting to settle the claim. However, the outcome of such settlement discussion is uncertain at this time. Should discussions not result in a settlement, Rally's intends to vigorously defend against the claims. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

          The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

          (c)  Other Commitments

          The Company is contingently liable on certain franchisee lease commitments totaling approximately $366,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

     13.  INCOME TAXES

          The asset and liability method contemplated by Statement of Financial Accounting Standards No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

          The major components of the Company's computation of deferred tax assets and liabilities at December 31, 1995 and December 29, 1996 are as follows:

                                          Dec. 31,     Dec. 29,
                                             1995         1996
                                          ---------    ---------
          Excess of tax depreciation
           over book depreciation         $ 11,390     $  8,430
          Acquired intangibles with no
           tax basis                         2,199        2,070
          Other                                  8           30
                                          ---------    ---------
            Gross deferred tax
             liabilities                  $ 13,597     $ 10,530
                                          =========    =========

          Net operating loss carry-
           forwards                       $ 13,070     $ 12,824
          Amounts accrued for financial
           reporting purposes not yet
           deductible for tax purposes      17,122       12,885
          Alternative minimum tax and
           targeted job tax credit
           carryforwards                       937          937
          Other                              1,267        1,514
                                          ---------    ---------
             Gross deferred tax assets      32,396       28,160
          Less valuation allowance          18,799       17,630
                                          ---------    ---------
             Net deferred tax asset       $ 13,597     $ 10,530
                                          =========    =========

          The primary changes from December 31, 1995 in the components of the above assets and liabilities relate to the Company's changes and business strategies, restructuring, other restaurant closings (see Note 3) and impact of SFAS 121 (See
     Note 16) offset by current year tax depreciation in excess of book depreciation. The alternative minimum tax credit carry forward has no expiration. The net operating loss carryforwards will expire approximately $641,000 in 2008, approximately $20.2 million in 2009 and approximately $17.5 million in 2010 and approximately $1.6 million in 2011. The targeted jobs tax carryforward expires approximately $118,000 in 2006, approxi-mately $184,000 in 2007 and approximately $200,000 in 2008. A valuation allowance of approximately $17.6 million has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current and previous years.

          Income tax expense consists of the following:

                                       Fiscal Years Ended
                               ----------------------------------
                                Jan. 1,      Dec. 31,    Dec. 29,
                                 1995          1995        1996
                               ---------    ---------   ---------
          Current              $ (3,458)    $   539     $   (675)
          Deferred               (1,524)          -           -
                               ---------    ---------   ---------
          Total tax (benefit)
           expense             $ (4,982)    $   539     $   (675)
                               =========    =========   =========

          Income tax expense for year ended December 29, 1996 consists of a benefit of $1,350,000 related to the extraordinary gain recognized from the purchase of bonds, $575,000 in state income tax expense and $100,000 in expense related to a reduction in a receivable from the IRS resulting from a NOL carryback to the years 1987, 1988 and 1989.

          A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:

                                       Fiscal Years Ended
                               ----------------------------------
                                Jan. 1,      Dec. 31,    Dec. 29,
                                 1995          1995        1996
                               ---------    ---------   ---------
          Provision (benefit)
           computed at
           statutory rate      $ (8,247)    $(15,770)   $ (1,349)
          State and local
           income taxes, net
           of federal income
           tax benefit              162          736         380
          Valuation allowance     3,446       15,352         182
          Other                    (343)         221         112
                               ---------    ---------   ---------
                               $ (4,982)    $    539    $   (675)
                               =========    =========   =========

     14.  STOCK-BASED COMPENSATION PLANS

          The Company currently has three stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). Additionally, the Company has an employee stock purchase plan (the "1993 Purchase Plan"). Although there are existing options outstand-ing under the 1990 Directors' Plan, no additional grants will be made pursuant to this plan. The Company accounts for these plans under APB Opinion No. 25, under which approximately $66,000 of compensation cost has been recognized in fiscal 1996 related to 157,000 options granted to directors under the 1995 Directors Plan. Such compensation represents the difference between the market values on the dates of grant and the measure-ment date, July 10, 1996, the date when the grants were ultimately approved by the shareholders at the annual meeting. No compensation cost was recognized in any other period presented.

          During 1996, a total of 350,000 additional options were granted to five of the current directors. These options were not granted pursuant to an option plan. The options were granted at a price equal to the stock's market price on the date of grant. The options were immediately exercisable and expire after five years.

          Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1995        1996
                                           ----------  ----------
        Net Income (Loss):  As Reported    $ (46,919)  $   1,988
                            Pro Forma        (47,154)       (699)

        Earnings (Loss)
         Per Common Share:  As Reported    $   (3.00)  $     .12
                            Pro Forma          (3.02)       (.04)

          Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $16,000 and $12,000 in 1995 and 1996, respectively, related to the purchase discount offered under the 1993 Purchase Plan.

          The Company may sell up to 500,000 shares of stock to its employees under the 1993 Purchase Plan. The Company has sold approximately 36,000 shares, 51,000 shares, and 25,000 shares in 1994, 1995, and 1996, respectively, and has sold approximately 126,000 shares through December 29, 1996 since the inception of this plan in 1993. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1995 and 1996 was approximately $2.06 and $3.03, respectively.

          Options to purchase an aggregate of 5.5 million shares of the Company's Common Stock may be granted under the stock option plans, at a price not less than the market value on the date of grant. The Company has granted options on approximately 2.4 million shares under the stock option plans. Outstanding options expire ten years after grant under the Employees' Plan, except with regard to shares granted to the Company's President and Chief Executive Officer pursuant to his employment agreement which expires in five years. Options outstanding under the two directors' plans expire five years after grant. Options are exercisable over various periods ranging from immediate to three years after grant depending upon their grant dates and the plan under which the options were granted.

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

          A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at January 1, 1995, December 31, 1995, and
     December 29, 1996, and changes during the years then ended is presented in the table and narrative below:


                              December 31, 995         December 29, 1996
                            --------------------      -------------------
                                     Wtd. Avg.                  Wtd. Avg.
                            Shares   Ex. Price        Shares    Ex. Price
                            -------   ----------      --------  ---------
     Outstanding at
      beginning of year      2,225       $4.74         2,219      $4.24
     Granted at price
      equal to market          676        2.88         2,154       2.63
     Granted at price
      greater than market       -           -            350       1.75
     Exercised                  -           -             (9)      3.05
     Forfeited                (412)       3.93          (201)      3.34
     Expired                  (270)       5.38          (667)      5.62
                            -------                   --------
     Outstanding at
      end of year            2,219        4.24         3,846       2.92
                            =======                   ========
     Exercisable at end
      of year                1.048        5.09         2.359       3.21
     Weighted average
      of fair value of
      options granted        $1.76                     $1.31


          The Company had approximately 1,910,000 options outstanding as of January 2, 1994 at prices ranging form $2.67 to $21.50. During fiscal 1994, approximately 1,925,000 options were granted at prices ranging from $2.875 to $11.25; approximately 34,000 options were exercised at prices ranging form $2.66 to $6.92; and approximately 1,576,000 options were terminated with prices ranging from $4.125 to $21.50. These transactions resulted in approximately 2,225,000 options outstanding as of January 1, 1995, with prices ranging form $2.67 to $9.333. At January 1, 1995, approximately 756,000 options were exercisable at prices ranging from $2.67 to $6.50.

     The following table summarizes information about stock options outstanding at December
     29, 1996:

                          Options Outstanding                   Options Exercisable
     --------------------------------------------------------  ---------------------
                       Outstanding     Wtd. Avg.               Exercisable
       Range of           as of        Remaining     Wtd. Avg.   as of     Wtd. Avg.
       Exercise          Dec. 29,     Contractual    Exercise   Dec. 29,   Exercise
        Prices             1996          Life         Price       1996       Price
     --------------      --------     -----------    --------    -------     -----
     $1.25 to 2.50           982       6.9 years      $1.88          80      $2.36
      2.50 to 3.75         2,047       5.1             2.93       1,679       2.92
      3.76 to 5.00           817       5.1             4.16         599       4.16
     --------------      --------                                -------
     $1.25 to 5.00         3,846       5.6             2.92       2,358      3.21
                         ========                                =======

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1995 and 1996, respectively: expected volatility of 45.0 percent and 45.7 percent; risk-free interest rates of 6.75 percent and 6.82 percent for options granted to employees and
     6.54 percent and 6.59 percent for options granted to directors; and expected lives for fiscal 1995 and 1996 of eight years for options granted to employees and five years for options granted to directors. An expected dividend yield of 0 percent per share was used for all periods based on the Company's history of no dividend payments.

     15.  UNAUDITED QUARTERLY FINANCIAL DATA

                                        First    Second      Third     Fourth
                                       Quarter   Quarter    Quarter    Quarter    Total
                                       --------  --------   --------   --------  ---------
     Year Ended December 31, 1995
        Revenues                       $ 42,470  $ 49,843   $ 49,851   $ 46,695  $188,859
        Income (loss) from operations      (993)    1,205    (14,803)   (21,879)  (36,470)
        Net loss                         (3,509)   (1,244)   (17,316)   (24,850)  (46,919)
        Loss per common share              (.22)     (.08)     (1.11)     (1.59)    (3.00)

     Year Ended December 29, 1996
        Revenues                       $ 41,912  $ 47,357   $ 38,781   $ 34,702  $162,752
        Income (loss) from operations    (3,369)    2,413      2,632      2,414     4,090
        Net income                          838       111        414        625     1,988
        Earnings (loss) per common share:
          Earnings (loss) before
            extraordinary item             (.24)      .01        .01        .01      (.19)
          Extraordinary item                .29        -         .02        .02       .31
                                       --------  --------   --------   --------  ---------
        Earnings (loss) per common share    .05       .01        .03        .03       .12
                                       ======== =========   ========   ========  =========
          /TABLE

16.  IMPAIRMENT OF LONG-LIVED ASSETS

          The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-
     Lived Assets and Long-Lived Assets to Be Disposed of"
     (SFAS 121), at the beginning of the fourth quarter, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that impairment for long-lived assets and identifiable intangibles to be held and used, if any, be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying this statement, the Company determines fair value utilizing the present value of expected future cash flows using a discount rate commensurate with the risks involved.

          Long-lived assets considered for impairment under SFAS 121 are required to be grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups." The Company believes the most correct application of this standard is obtained by examining individual restaurants where circumstances indicate that an impairment issue may exist. This belief is primarily based on the fact that it is at individual restaurant level that most investment and closure decisions are made on an ongoing basis. In addition, if an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is included as part of the asset being evaluated and in determining the amount of any impairment.

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

          The Company's past practices of estimating net realizable value for assets to be disposed of are consistent with the Statement's requirements to write down such assets to fair market value less costs to sell and no adjustment regarding such assets was necessary upon adoption of the Statement. The expected disposal dates for these assets are over the next 3 to 24 months and consist mainly of surplus land, buildings and equipment. The carrying amounts of such assets to be disposed of are shown separately on the accompanying balance sheets. The majority of assets held for sale resulted from constriction of the Company's development plan and other associated store closings further discussed in Note 3.

          The Company's fourth quarter, 1995 review relating to assets to be held and used indicated that 37 of its 238 operating restaurants met the Company's criteria for impairment review. All of the indicated restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a provision for impairment was recorded in the fourth quarter, 1995 of approximately $13.7 million related to writedowns of the assets associated with these restaurants. Approximately $824,000 of associated intangible assets was included in this writedown. The writedown is included in the caption "Restaurant Closures and Other." The writedown of these assets resulted in reduced depreciation and amortization expense in the fourth quarter, 1995 of approximately $351,000.

          The magnitude of the writedown noted above resulted primarily from two factors: (1) the review of assets to be held and used at individual restaurant level, a lower level than used in the past and (2) the recent historical and continuing poor operating performance of the restaurants themselves (including the restaurant's 1995 full year performance).

          During the first quarter of 1996, two additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $754,000 included in the caption, "Restaurant Closures and Other". No additional restaurants were determined to be impaired in 1996. As required by the SFAS 121, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

     17.  SHAREHOLDER RIGHTS OFFERING

          A Shareholder Rights Offering (the "Offering") was completed on September 20, 1996. The Company distributed to holders of record of its Common Stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders received one Right for each share of Common Stock held on the Record Date. For each 3.25 Rights held, a holder had the right to purchase one Unit for $2.25 each. The Offering consisted of 4,825,805 Units. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $2.25 per share and expires on September 26, 2000. The Company may redeem the Warrants, at $.01 per Warrant, upon 30 days' prior written notice in the event the closing price of the Common Stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Offering was fully subscribed and raised over approximately $10.8 million in gross proceeds offset by legal and other issuance costs of approximately $437,000.
     The proceeds from the Offering have been used to pay off debt of approximately $4.5 million and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction. The net proceeds from the Offering were attributable primarily to the sale of the Company's common stock. The amount attributable to the warrants is included in "Additional paid-in capital."

          In addition to the approximately $10.8 million provided by the Rights Offering, the Warrants issued, if exercised, could provide an additional $10.8 million in proceeds. The Company had 15,683,869 shares of Common Stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of Common Stock and 4,825,805 Warrants were outstanding. As of December 29, 1996, 4,818,597 of these Warrants were outstanding. The Warrants are publicly traded and at December 29, 1996 had a market value of approximately $11.7 million based on the quoted market price for such warrants.

     18.  PROPOSED TRANSACTIONS

          On March 25, 1997, the Company agreed in principle to a merger transaction pursuant to which the Company would become a wholly-owned subsidiary of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"). Checkers, together with its franchisees, operates approximately 478 double drive-thru hamburger restaurants primarily located in the Southeastern United States. Under the terms of the letter of intent executed by the Company and Checkers, each share of the Company's Common Stock will be converted into three shares of Checkers' common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Rally's Hamburgers, Inc.:

          We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These consolidated financial statements and the schedule referred to below are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

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



     Louisville, Kentucky
     February 12, 1997

                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                        SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (In thousands)

                                                    Additions
                                               --------------------                Balance
                                   Balance at  Charged to  Charged to                at
                                   Beginning   Costs and    Other                  End of
             Description            Of Year     Expenses   Accounts   Deductions    Year
     ---------------------------    -------     --------   --------   ----------  --------
     Year Ended January 1, 1995
        Accounts receivable         $   90      $    86    $    -     $     -     $   176
        Royalties receivable           169          291         -           58        402
                                    -------     --------   --------   ----------  --------
                                    $  259      $   377    $    -     $     58    $   578
                                    =======     ========   ========   ==========  ========

     Year Ended December 31, 1995
        Accounts receivable         $  176      $   376    $    18    $    117    $   453
        Royalties receivable           402          838       (267)         51        922
        Notes receivable                -           293        249          -         542
                                    -------     --------   --------   ----------  --------
                                    $  578      $ 1,507    $    -     $    168    $ 1,917
                                    =======     ========   ========   ==========  ========

     Year Ended December 29, 1996
        Accounts receivable         $  453      $    54    $     0    $    206    $   301
        Royalties receivable           922          697        (81)        133      1,405
        Notes receivable               542          200         81         (30)       855
                                    -------     --------   --------   ----------  --------
                                    $ 1,917     $   951    $     0    $    309    $ 2,559
                                    =======     ========   ========   ==========  ========