Form 10-Q
period 1997-03-31
GIANT GROUP LTD
filed 1997-05-14
CIK 41296

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the first quarterly period ended March 31, 1997


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


     On May 12, 1997, the latest practicable date, there were 3,180,655 shares of common stock outstanding.




<page-2>
                        GIANT GROUP, LTD.
                              INDEX





PART I. FINANCIAL INFORMATION

                                                        Page No.
Item 1.   Financial Statements

          Consolidated Statements of Operations -
          Three-Month Periods Ended March 31, 1996
          and 1997                                            3

          Consolidated Balance Sheets - December 31,
          1996 and March 31, 1997                             4

          Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1996
          and 1997                                            5

          Notes to Consolidated Financial Statements        6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                   11

Item 6.   Exhibits and Reports on Form 8-K                    11

          (a) Exhibits

          (b) Reports on Form 8-K

          Signature                                           12

<page-3>
                              PART 1.  FINANCIAL INFORMATION
                               Item 1.  Financial Statements

                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the three-month periods ended March 31, 1996 and 1997
                                        (Unaudited)
                        ($ in thousands, except per share amounts)

                                         Three-months ended
                                     --------------------------
                                      March 31,       March 31,
                                        1996            1997
                                     ----------      ----------
Revenue:
  Investment income                    $   912         $   699
  Gain on sale of investments              531              41
  Other income                               9               5
                                     ----------      ----------
     Total revenue                       1,452             745

Costs and expenses:
  Co-ownership program                     ---             463
  General and administrative               931           1,134
  Exchange Offer                           388             ---
  Depreciation                              80              96
  Interest                                  31               1
                                     ----------      ----------
     Total costs and expenses            1,430           1,694
                                     ----------      ----------

Equity in earnings (loss) of
  affiliate                                397            (143)
                                     ----------      ----------

Income (loss) before income taxes          419          (1,092)

Income taxes                               ---             ---

                                     ----------      ----------

Net income (loss)                      $   419         $(1,092)
                                     ==========      ==========

Primary earnings (loss) per
 common share and common
 equivalent share                      $  0.08         $ (0.31)
                                     ==========      ==========

Weighted average shares              5,548,000       3,490,000
                                     ==========      ==========


               See accompanying notes to consolidated financial statements.


<page-4>
                                     GIANT GROUP, LTD.
                                CONSOLIDATED BALANCE SHEETS

                                                  December 31,        March 31,
                                                      1996              1997
                                                  ------------      ------------
                                                                     (Unaudited)
                               ($ in thousands, except per share amounts)
ASSETS
Current assets
 Cash and cash equivalents                           $ 12,644        $  9,164
 Marketable securities                                 10,583           9,201
 Income tax receivables                                10,928             212
 Note and other receivables                             3,825           2,651
 Assets held-for-sale                                  21,485          23,374
 Prepaid expenses and other current assets              1,013             784
                                                     ---------       ---------
        Total current assets                           60,478          45,472

Property and equipment, net                             3,559           3,848
Investment in affiliate                                 2,926           2,783
Other assets                                            2,084           1,400
                                                     ---------       ---------
        Total assets                                 $ 69,047        $ 53,503
                                                     =========       =========

LIABILITIES
Current liabilities
 Note payable                                          10,500             ---
 Accounts payable and accrued expenses                    990             711
 Income taxes payable                                   3,362           3,362
 Deferred income taxes                                    164              55
 Current maturities of long-term debt                      43              40
                                                     ---------       ---------
        Total current liabilities                      15,059           4,168

Deferred income taxes                                   1,173           1,173
                                                     ---------       ---------
       Total liabilities                               16,232           5,341
                                                     ---------       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
 2,000,000 shares, none issued                            ---             ---
Class A Common Stock, $.01 par value;
 authorized 5,000,000 shares, none issued                 ---             ---
Common stock, $.01 par value; authorized
 12,500,000 shares; issued 7,266,000 shares at
 March 31 and December 31                                  73              73
Capital in excess of par value                         36,767          36,767
Unrealized holding gains (losses) on marketable
 securities                                               246             116
Retained earnings                                      47,708          46,616
                                                     ---------       ---------
                                                       84,794          83,572

Less common stock in treasury; 4,055,000 shares
  at March 31 and 3,626,000 at December 31,
  at cost                                              31,979          35,410
                                                     ---------       ---------
       Total stockholders' equity                      52,815          48,162
                                                     ---------       ---------
       Total liabilities and stockholders' equity    $ 69,047        $ 53,503
                                                     =========       =========

               See accompanying notes to consolidated financial statements.


<page-5>
                                     GIANT GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three-month periods ended March 31, 1996 and 1997
                                        (Unaudited)

                                                             1996              1997
                                                          ----------        ----------
                                                                         ($ in thousands)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

Net income (loss)                                          $    419          $ (1,092)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
   Depreciation                                                  80                96
   Accretion of discounts on investments                       (186)             (191)
   Gain on sale of investment                                  (531)              (41)
   Equity in (earnings) loss of affiliate                      (397)             (143)
Changes in operating assets and liabilities:
   Income tax receivables                                      (149)           10,716
   Other assets and liabilities                                (397)              195
   Accounts payable and accrued expenses                        285              (279)
                                                           ---------         ---------
         Net cash provided (used) by operating activities      (876)            9,547
                                                           ---------         ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Payment of short-term note payable                              ---           (10,500)
Purchase of assets held-for-sale and related costs,
  net of amortization                                           ---            (1,923)
Payments on debt investment and short-term advance              ---             1,794
Sales of short-term investments, net of purchases             9,559             1,507
Proceeds from sale of affiliate's debt securities            11,860               ---
Advances, net to affiliate under short-term line of credit     (500)              ---
Purchases of property and equipment                             (91)             (385)
                                                           ---------         ---------
     Net cash provided (used) by investing activities        20,828            (9,593)
                                                           ---------         ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Purchase of treasury stock                                   (5,222)           (3,431)
Repayment of short-term borrowings                           (1,625)               (3)
Proceeds from the exercise of stock options                   2,025               ---
                                                           ---------         ---------
        Net cash used by financing activities                (4,822)           (3,434)
                                                           ---------         ---------
        Increase (decrease) in cash and cash equivalents     15,130            (3,480)

Cash and cash equivalents:
   Beginning of period                                       16,991            12,644
                                                           ---------         ---------
   End of period                                           $ 32,121          $  9,164
                                                           =========         =========

Supplemental disclosure of cash received (paid) for:
   Income taxes                                            $   (250)         $ 10,716
   Interest                                                     (31)               (1)

               See accompanying notes to consolidated financial statements.

<page-6>
                        GIANT GROUP, LTD.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
         (Dollars in thousands, except per share amounts)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompany-

ing unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1996 Annual Report on Form 10-K.

2.   INVESTMENT IN AFFILIATE

     GIANT's investment in Rally's of $2,926 and $2,783 at December 31, 1996 and March 31, 1997, respectively, represents approximately 15% of Rally's outstanding common stock. At March 31, 1997, the Company owned 3,137,000 shares of Rally's, the quoted market value of which was $11,372.

     On March 21, 1997, pursuant to a Settlement and Limited
Release Agreement between the Company and Fidelity and CKE,
1,175,000 options previously granted to Fidelity and CKE by Giant to purchase Rally's common stock at $4.00 per share were canceled.

     On March 25, 1997, Rally's and Checkers announced that they have agreed in principle to a merger between the two companies. Under the terms of the letter of intent signed by the parties, each share of Rally's common stock will be converted on completion of the merger into three shares of Checkers common stock. Upon completion of the merger, Rally's will become a wholly-owned subsidiary of Checkers. The transaction is subject to negotiation of definitive agreements, receipt of opinions of Rally's and Checker's investment bankers as to the fairness of the transaction to Rally's and Checker's respective shareholders, stockholder approvals and other customary conditions. The merger, if completed, is expected to close in the second or third quarter of 1997.

     Summarized financial information for Rally's is as follows:

     Operating results for the 1st quarter    1996         1997
     -------------------------------------  ---------   ---------
     Revenues                               $ 41,912    $ 32,595
     Income (loss) from operations            (3,369)      1,015
     Extraordinary gain, net of income
          taxes                                4,522         ---
     Net income (loss)                           838        (952)
     GIANT's share of non-cash equity
          gain (loss) in Rally's                 397        (143)


3.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128") and SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's consolidated financial position or consolidated results of operations.

4.   COMMITMENTS AND CONTINGENCIES

     In January and February 1994, two class action lawsuits were filed, on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, GIANT, Burt Sugarman, certain Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. In October 1995, the plaintiffs filed a motion to disqualify Christensen Miller as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen Miller. That motion was denied on September 19, 1996. The action briefly was stayed between May 30 and June 21, 1996 to facilitate settlement discussions. Two settlement conferences have been conducted; the parties are presently in the process of scheduling a third conference. Fact discovery is now set to be completed in late May, 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

     In February 1996, Harbor commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

     In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn. The complaint, filed before the Los Angeles County Superior Court, alleges that these directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own Common Stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. In February 1997, defendants filed a motion to dismiss, among other grounds, for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asks the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. Argument on this motion is now set for late June 1997. The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of the action at this time.

     In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, that states causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices, permanent and preliminary injunctive relief, and declaratory relief. The complaint seeks damages for the breach by Mr. Joseph Pike and related entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world. KCC has also sued the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The licensors claim that their prior approval was necessary for the July 24, 1996 NeoGen Agreement between KCC and Joseph Pike and the other defendants. On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, certain defendants filed a cross-complaint against KCC, GIANT, Burt Sugarman, and two of GIANT's current directors Terry Christensen and David Malcolm alleging causes of action for fraud, breach of contract, intentional interference with prospec-

tive economic advantage, negligent interference with prospective economic advantage and unfair business practices. Limited discovery has been conducted; because among other things, Mr. Pike's depositions has been postponed four times. Discovery is on-going. A status conference in this matter is set for July 3, 1997. No trial date has been set.

     In November 1996, Joseph Pike filed a complaint for defamation against GIANT, KCC, Burt Sugarman, Terry Christensen, David Malcolm and Does 1 through 50, in the San Diego County Superior Court. The complaint seeks an unspecified amount of general, special and exemplary damages. All defendants have answered the complaint, denying its material allegations and raising several affirmative defenses. A case management conference before the court is scheduled for May 16, 1997. KCC denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of the action at this time.

     Since management does not believe that the previously mentioned lawsuits contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.


<page-9>

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         (Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 1997
VERSUS MARCH 31, 1996

     Total revenue for the three-months ended March 31, 1997 decreased $707 to $745 from $1,452 for the comparable period in 1996. During the fourth quarter of 1996 and continuing into 1997, the Company has liquidated securities and invested these funds into the Luxury Yacht Co-Ownership Program ("Co-Ownership Program"). The current year's quarter reflected lower interest income of $221 and a lower gain of $490 on the sale of equity investments compared to the first quarter of 1996.

     During the first quarter of 1997, the Ocean Group launched the Co-Ownership Program and incurred expenses of $463, primarily consisting of advertising of $152, crew and related expenses of $94 and parts and maintenance of $90. No Co-Ownership Program interests were sold during the quarter.

     General and administrative expenses for the three-months ended March 31, 1997 increased $203 to $1,134 in 1997 from $931 in 1996 primarily due to higher travel expenses of $106 related to the launching of the Co-Ownership Program in February, higher franchise taxes of $30 and higher salaries of $29, compared to 1996.

     Interest expense for the first quarter of 1997 decreased due to the prepayment in February 1996 of the Company's 9.25% Term
Note, due December 18, 1996.

     The Company's non-cash equity share for 1997 in its 15% owned affiliate Rally's increased to a non-cash loss of $143 compared to a non-cash gain of $397 in the prior quarter.
Rally's reported a net loss of $952 compared to net income of $838 for 1996. Excluding an extraordinary gain of $4,522 from the early retirement of debt, Rally's net loss in 1996 was $3,684. This decrease in net loss resulted primarily from reductions in store level costs.

     The Company's financial statements reflect valuation allowances of $4,853 and $4,796, at March 31, 1997 and December
31, 1996, respectively, as it is more likely than not, as defined in SFAS No. 109 "Accounting for Income Taxes" that these tax benefits will not be realized in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, marketable securities and note and other receivables at March 31, 1997 totaled $21,016 compared with $27,052 at December 31, 1996. Note and other receivables at March 31, 1997 consist primarily of the short-term portion of the investment in Checkers subordinated debt. At March 31, 1997 and December 31, 1996, the Company had working capital of $41,304 and $45,419 with current ratios of 10.9 to 1 and 4.0 to 1, respec-

tively. In addition, as of March 31, 1997 and December 31, 1996, GIANT owned 3,137,000 shares of Rally's outstanding common stock which represents approximately 15% of Rally's outstanding common stock. On March 31, 1997, the market value of the Company's investment in Rally's was $11,372.

     At March 31, 1997 and December 31, 1996, the Company's consolidated balance sheets included a liability of approximately
$3,200 related to a proposed assessment by the State of Cali-

fornia made as a result of their audit of the tax years 1989 through 1991. GIANT has vigorously disputed this assessment and is awaiting the resolution.

     Net cash provided by operating activities for the three-months ended March 31, 1997 was $9,547 compared to cash used by operating activities of $876 for the comparable period in 1996. This increase in cash provided by operating activities was attributable to income tax refunds of $10,716 received related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claim, lowered by cash used for the funding of the Company's operations.

     Net cash used by investing activities for the three-months ended March 31, 1997 was $9,593 compared to cash provided by investing activities of $20,828 for the comparable period in 1996. During the current quarter, the Company paid the remaining balance of the $10,500 note which financed assets purchased in 1996 for the Co-Ownership Program. The Ocean Group purchased additional assets for $1,889 and incurred start-up costs of $190 in the current quarter, net of amortization of previously incurred start-up costs of $70. The Company received principal payments on its investment in Checkers subordinated debt, including payment in full of the 1996 short-term advance, of $1,794. Also in the current quarter, the Company sold marketable securities and received proceeds of $6,507. These proceeds were lowered by the purchase of marketable securities for $5,000. Finally, the Company paid $385 for furniture and equipment and for leasehold improvements for its new office space. These assets are included in property and equipment on the Company's consolidated balance sheet; however, depreciation will begin in April, the month the Company moved.

     Net cash used by financing activities for the three-months ended March 31, 1997 was $3,434 compared to $4,822 for the comparable period in 1996. In the current quarter, the Company, with the approval of the Board of Directors, purchased 429,000 shares of its own Common Stock at an aggregate cost of $3,431.

     In April 1997, the Company with the approval of the Board of Directors, purchased 30,000 shares of its own Common Stock at an aggregate cost of $207.

     The Company's current liquidity is provided by cash and cash equivalents, liquidation of marketable securities, cash received from note receivables and investment income. Management believes that this liquidity, plus the Company's capital resources and its ability to obtain financing at favorable rates are sufficient for the Company to properly capitalize its current and future business operations, as well as fund its on-going operating expenses.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements: Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect antici-

pated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertain-

ties include, but are not limited to, those relating to the development and implementation of the Company's new business plan, the acceptance of the Company's Luxury Yacht Co-Ownership Program, conditions affecting the luxury yacht business generally, domestic and global economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws.


<page-11>

                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     For information regarding legal matters, see Note 4 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits

           10.1 SETTLEMENT AND LIMITED RELEASE AGREEMENT between GIANT and Fidelity and CKE, dated
                    March 21, 1997.

           11       Statement re computation of per share
                    earnings

           27       Financial Data Schedule

    (b)    Reports on Form 8-K

           There were no reports filed on Form 8-K during the first quarter of 1997.


<page-12>

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



Date:  May 14, 1997