Form 10-Q
period 1997-06-30
GIANT GROUP LTD
filed 1997-08-12
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the second quarterly period ended June 30, 1997




                                GIANT GROUP, LTD.

        9000 Sunset Boulevard, 16th Floor, Los Angeles, California 90069

                  Registrant's telephone number: (310) 273-5678




                         Commission File Number: 1-4323

                I.R.S. Employer Identification Number: 23-0622690

                        State of Incorporation: Delaware




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

         On August 8, 1997, the latest practicable date, there were 3,180,655 shares of common stock outstanding.

                               GIANT GROUP, LTD.

                                      INDEX



PART I. FINANCIAL INFORMATION

                                                                                                       Page No.
                                                                                                       --------
Item 1.  Financial Statements

               Consolidated Statements of Operations (Unaudited) -
               Three and Six-Month Periods Ended June 30, 1996 and 1997                                    3

               Consolidated Balance Sheets -  December 31, 1996
               and June 30, 1997 (Unaudited)                                                               4

               Consolidated Statements of Cash Flows (Unaudited) -
               Six-Month Periods Ended June 30, 1996 and 1997                                              5

               Notes to Consolidated Financial Statements                                                  6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                               9-10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 11

Item 4.  Submission of Matters to a Vote of Security Holders                                               11

Item 6.  Exhibits and Reports on Form 8-K                                                                  11

               (a) Exhibits

               (b) Reports on Form 8-K

SIGNATURE                                                                                                  12

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three and six-month periods ended June 30, 1996 and 1997
                                   (Unaudited)


                                                 Three-months ended                    Six-months ended
                                                       June 30                              June 30
                                                  1996            1997                 1996            1997
                                              -----------     -----------          -----------     -----------
($ in thousands, except per share amounts)
Revenue:

   Investment income                          $       652     $       649          $     1,564     $     1,348
   Gains from sale of investments                   1,955              51                2,486              92
   Other income                                         5               4                   14               9
                                              -----------     -----------          -----------     -----------
          Total revenue                             2,612             704                4,064           1,449
                                              -----------     -----------          -----------     -----------

Costs and expenses:

   Co-ownership program                              --               497                 --               890
   General and administrative                       1,057           1,224                1,988           2,358
   Proxy contest and related legal                    736            --                    736            --
   Exchange Offer and related expenses                130            --                    518            --
   Interest expense                                     1              77                   32              78
   Depreciation and amortization                       97             175                  177             341
                                              -----------     -----------          -----------     -----------
          Total costs and expenses                  2,021           1,973                3,451           3,667
                                              -----------     -----------          -----------     -----------

Gain on sale of investment in affiliate             3,197            --                  3,197            --

Equity in income (loss) of affiliate                 (168)             14                  229            (129)
                                              -----------     -----------          -----------     -----------

Income (loss) before benefit
   for income taxes                                 3,620          (1,255)               4,039          (2,347)
Benefit for income taxes                           (8,563)           --                 (8,563)           --
                                              -----------     -----------          -----------     -----------
Net income (loss)                             $    12,183     ($    1,255)         $    12,602     ($    2,347)
                                              ===========     ===========          ===========     ===========

Earnings (loss) per common share
   and common equivalent share                $      2.33     ($     0.39)         $      2.30     ($     0.67)
                                              ===========     ===========          ===========     ===========

Weighted average common shares                  5,266,000       3,191,000            5,508,000       3,490,000
                                              ===========     ===========          ===========     ===========


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,  June 30,
                                                                                      1996        1997
                                                                                    -------      -------
                                                                                               (Unaudited)
($ in thousands, except per share amounts)
ASSETS
Current assets
   Cash and cash equivalents                                                         $12,644      $ 3,290
   Marketable securities                                                              10,583       22,093
   Income tax receivables                                                             10,928          115
   Note and other receivables                                                          3,825          454
   Assets held-for-sale                                                               21,485       25,586
   Prepaid expenses and other current assets                                           1,013        1,499
                                                                                     -------      -------

                                 Total current assets                                 60,478       53,037

Property and equipment, net                                                            3,559        4,213
Investment in affiliate                                                                2,926        2,797
Note receivable and other assets                                                       2,084        2,853
                                                                                     -------      -------

                                 Total assets                                        $69,047      $62,900
                                                                                     =======      =======


LIABILITIES
Current liabilities
   Note payable                                                                      $10,500      $10,000
   Accounts payable and other liabilities                                              1,033          766
   Income taxes payable                                                                3,362        3,362
   Deferred income taxes                                                                 164          405
                                                                                     -------      -------

                                 Total current liabilities                            15,059       14,533

Deferred income taxes                                                                  1,173        1,173
                                                                                     -------      -------

                                 Total liabilities                                    16,232       15,706
                                                                                     -------      -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares,
  none issued                                                                           --           --
Class A Common  stock, $.01 par value; authorized 5,000,000 shares,
  none issued                                                                           --           --
Common stock, $.01 par value; authorized 12,500,000 shares,
  issued 7,266,000 shares at June 30 and December 31                                      73           73
Capital in excess of par value                                                        36,767       36,767
Unrealized holding gains on marketable securities                                        246          610
Retained earnings                                                                     47,708       45,361
                                                                                     -------      -------

                                                                                      84,794       82,811
  Less common stock in treasury; 4,085,000 shares at June 30
   and 3,626,000 at December 31, at cost                                              31,979       35,617
                                                                                     -------      -------

                                 Total stockholders' equity                           52,815       47,194
                                                                                     -------      -------

                                 Total liabilities and stockholders' equity          $69,047      $62,900
                                                                                     =======      =======


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the six-month periods ended
                             June 30, 1996 and 1997
                                   (Unaudited)

                                                                         1996              1997
                                                                       --------          --------
($ in thousands)
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

 Net income (loss)                                                     $ 12,602          ($ 2,347)
 Adjustments to reconcile net income (loss) to net cash (used)
   provided by operating activities:
     Depreciation and amortization                                          177               341
     Gain on sale of investments                                         (2,486)              (92)
     Accretion of discounts on investments                                 (213)             (714)
     Gain on sale of investment in affiliate                             (3,197)             --
     Equity in (income) loss of affiliate                                  (229)              129
 Changes in operating assets and liabilities:
  (Increases) decreases in assets
     Income tax receivables                                              (8,977)           10,813
     Note and other receivables                                             564                60
     Prepaid expenses and other                                             153              (610)
  Increases (decreases) in liabilities
     Accounts payable and other liabilities                                 168              (267)
     Income tax payable                                                    (259)             --
                                                                       --------          --------
             Net cash (used) provided by operating activities            (1,697)            7,313
                                                                       --------          --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Payment of short-term note payable                                         --             (10,500)
Proceeds from refinancing                                                  --              10,000
Purchases of assets held-for-sale                                          --              (4,101)
Payments received on debt investment and short-term advance                --               1,843
Purchases of marketable securities                                       (2,126)          (16,474)
Sales of marketable securities                                           15,263             9,098
Proceeds from sale of affiliate's debt securities                        15,620              --
Purchases of affiliate's debt securities                                   --              (2,024)
Proceeds from sale of investment in affiliate                             4,751              --
Purchases of  property and equipment                                       (133)             (871)
                                                                       --------          --------
             Net cash provided (used) by investing activities            33,375           (13,029)
                                                                       --------          --------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                               2,025              --
Repayment of short-term borrowings                                       (1,625)             --
Purchase of treasury stock                                              (13,348)           (3,638)
                                                                       --------          --------

             Net cash used by financing activities                      (12,948)           (3,638)
                                                                       --------          --------

             Increase (decrease) in cash and cash equivalents            18,730            (9,354)

Cash and cash equivalents:
   Beginning of period                                                   16,991            12,644
                                                                       --------          --------
   End of period                                                       $ 35,721          $  3,290
                                                                       ========          ========


Supplemental disclosure of cash (paid) received for:
   Income taxes                                                        ($   459)         $ 10,813
   Interest                                                                 (32)              (78)


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six-month periods ended June 30, 1996 and 1997 and cash flows for the six-months ended June 30, 1996 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1996 Annual Report on Form 10-K.

2.       INVESTMENT IN AFFILIATE

                  GIANT's investment in Rally's of $2,797 and $2,926 at June 30, 1997 and December 31, 1996, respectively, represents approximately 15% of Rally's outstanding common stock. At June 30, 1997, the Company owned 3,137,000 shares of Rally's, the market value of which was $8,235.

                  During the quarter ended June 30, 1997, the Company purchased $2,224 face value of Rally's Senior Notes in the open market, which are included in marketable securities.

                  On June 16, 1997, Checkers and Rally's announced that they had ended talks for a proposed merger which was previously announced on March 25, 1997.

         Summarized financial information for Rally's is as follows:

         Operating results:                                             Three-Months Ended              Six-Months Ended
                                                                       ---------------------        -----------------------
                                                                        6/30/96      6/29/97        6/30/96         6/29/97
                                                                        -------      -------        -------         -------
         Revenues                                                     $ 47,357      $38,090          $ 89,269      $ 70,685
         Pre-tax income (loss) from operations                           2,413        1,806               (956)       2,821
         Extraordinary gain, net of income taxes of $1,817                  --           --            4,522             --
         Net income (loss)                                                  111          92              949           (860)
         GIANT's share of non-cash equity income
            (loss) in Rally's net income (loss)                            (168)        14               229           (129)

3.       YACHT REFINANCE

                  On May 16, 1997, the Company signed an agreement to refinance one of its luxury yachts available for sale under the Co-Ownership Program. The term of the mortgage is twenty-six months from the date of advancement of funds, which occurred on May 30, and is subject to prepayment upon the transfer of an interest in the yacht, which is collateral for this loan. The interest rate is prime plus one half of one percent (0.50%). Interest is payable monthly in arrears. In July, the loan was paid in full.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


4.       COMMITMENTS AND CONTINGENCIES

                  In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, GIANT, Burt Sugarman, certain Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted but have been unsuccessful. Discovery is now set to be completed in September 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

                  In February 1996, Harbor commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

                  In February 1996, Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and certain of the Company's current and former directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn. The complaint, filed before the Los Angeles County Superior Court, alleges that these directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own Common Stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claims that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint seeks unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asks the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. Argument on this motion is now set for September 3, 1997. The Company denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of the action at this time.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


4.       COMMITMENTS AND CONTINGENCIES (cont'd)

                  In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against Joseph Pike, NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. that states causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, Population Council Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Mr. Joseph Pike and related entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The licensors of Mifepristone claim that their prior approval was necessary for the July 24, 1996 NeoGen Agreement between KCC and Joseph Pike and the other defendants. On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, certain defendants filed a cross-complaint against KCC, GIANT, Burt Sugarman, and two of GIANT's directors, Terry Christensen and David Malcolm alleging causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. Discovery is on-going. Trial has been set for February 23, 1998.

                  In November 1996, Joseph Pike filed a complaint for defamation against GIANT, KCC, Burt Sugarman, Terry Christensen, David Malcolm and Does 1 through 50, in the San Diego County Superior Court. The complaint seeks an unspecified amount of general, special and exemplary damages. All defendants have answered the complaint, denying its material allegations and raising several affirmative defenses. Trial has been set for November 7, 1997. KCC, GIANT and the other defendants deny all wrongdoing and intend to vigorously defend the action. It is not possible to predict the outcome of the action at this time.

                  Since management does not believe that the previously mentioned lawsuits, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's financial position or results of operations.


5.       NEW ACCOUNTING PRONOUNCEMENTS

                  In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. This additional disclosure will be adopted as prescribed by SFAS 128 and 129. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 1997 VERSUS THE COMPARABLE 1996 PERIOD


         Total revenue for the three and six-month periods ended June 30, 1997 decreased by $1,908 to $704 and by $2,615 to $1,449, respectively. The decrease in revenue resulted from lower gains on the sale of the Company's investments in marketable securities, recorded in the three and six-month periods ended June 30, 1997 of $1,904 and $2,394, respectively.

          During the six months ended June 30, 1997, The Ocean Group incurred expenses of $1,014, including amortization of start-up costs of $124, in operating The Co-Ownership Program, which was launched in February 1997. Expenses consisted primarily of advertising of $285, crew and related expenses of $245, repairs and maintenance of $148, management and professional fees of $76 and provisions of $62. Currently, no Co-Ownership interests have been sold.

          In 1997, general and administrative expenses for the three and six-months ended June 30, 1997 and 1996 increased by $167 to $1,224 and by $370 to $2,358, respectively. For the current quarter, this increase is primarily due to higher rent and office expenses of $91, both related to the Company's move into its new office space and higher travel of $62. For the six months ended June 30, 1997, the increase is primarily due to higher travel of $167, higher rent and office expenses of $103, and higher salaries and benefits of $72.

           Interest expense for the three and six-month periods ended June 30, 1997 and 1996 increased by $76 to $77 and by $46 to $78, respectively, primarily due to the financing of one of the luxury yachts in the second quarter. Interest expense for the prior six month period included $30 related to the Company's 9.25% Term Note, which was paid in February, 1996.

         GIANT's investment in Rally's at June 30, 1997 and December 31, 1996, represents approximately 15% of Rally's outstanding common stock. Rally's reported a net income of $92 and a net loss $860 for the three and six-months ended June 29, 1997 and a net income of $111 and $949 for the three and six-months ended June 30, 1996. GIANT's non-cash equity in Rally's for the three and six-months ended June 30, 1997 was income of $14 and a loss of $129 compared to a loss of $168 and income of $229 for the comparable 1996 period. Rally's current year to date operating results improved as a result of substantial reductions in food, paper and labor costs as a percentage of sales, as compared to last year. However, the positive effect of cost savings in the second quarter was reduced as a result of higher advertising expenses and costs incurred related to the proposed merger between Rally's and Checkers, which was terminated in June 1997. Prior year to date net income included an extraordinary income item of $4,522, net of tax, related to the early extinguishment of debt. In addition, Giant's 1996 non-cash equity in Rally's earnings has been adjusted to reflect the decrease in the Company's ownership percentage in Rally's due to sale of Rally's common stock to CKE and Fidelity in May 1996.

         The Company's consolidated financial statements reflect valuation allowances of $4,848 and $4,796, at June 30, 1997 and December 31, 1996, respectively, as it is not likely, as defined in SFAS No. 109 that these tax benefits will be realized in the near future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, marketable securities and income tax and other receivables totaled $25,952 at June 30, 1997 compared with $37,980 at December 31, 1996. At June 30, 1997 and December 31, 1996, the Company had working capital of $38,504 and $45,419, respectively, and current ratios of approximately 4 to 1. In addition, as of June 30, 1997 and December 31, 1996, the Company owned 3,137,000 shares of Rally's common stock, having a market value of $8,235.

         At June 30, 1997 and December 31, 1996, the Company's consolidated balance sheets included a liability of approximately $3,200 related to a proposed assessment by the State of California made as a result of their audit of the tax years 1989 through 1991. GIANT has vigorously disputed this assessment and is awaiting the resolution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS. (CONT.) (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)


         Net cash provided by operating activities for the six-months ended June 30, 1997 was $7,313 compared to cash used by operating activities of $1,697 for the comparable period in 1996. This increase in cash provided by operating activities was attributable to income tax refunds of $10,813 received related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claim, lowered by cash used for the funding of the Company's operations.

         Net cash used by investing activities for the six-months ended June 30, 1997 was $13,029 compared to cash provided by investing activities of $33,375 for the comparable period in 1996. During the first three months of 1997, the Company paid the remaining balance of $10,500 on the short-term note which financed assets purchased in 1996 for The Co-Ownership Program. On May 16, 1997, the Company signed an agreement to borrow $10,000. This loan is secured by one of its luxury yachts. The term of the mortgage is twenty-six months from the date of advancement of funds, which occurred on May 30, and is subject to prepayment in the event of a transfer of an interest in this yacht. In July, the loan was paid in full. The Company received principal payments of $1,843 on its investment in Checkers 13% subordinated debt, including payment in full of the 1996 short-term advance. Finally, during the current year, the Company paid $871 for furniture and equipment and for leasehold improvements for its new office space.

         Net cash used by financing activities for the six-months ended June 30, 1997 was $3,638 compared to $12,948 for the comparable period in 1996. In 1997, the Company, with the approval of the Board of Directors, purchased 459,000 shares of its own Common Stock at a cost of $3,638 compared to 1,465,000 shares at a cost of $13,348 in 1996.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements: Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the development and implementation of the Company's new business plan, the acceptance of the Company's Luxury Yacht Co-Ownership Program, conditions affecting the luxury yacht business generally, domestic and global economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         For information regarding legal matters, see Note 4 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 8, 1997. The stockholders elected a Board of five directors, approved proposals to amend the Company's 1985 Non-Qualified Stock Option Plan, the Company's 1996 Employee Stock Option Plan and the Company's 1996 Stock Option Plan Non-Employee Directors, approved the adoption of the 1997 Incentive Compensation Plan for Executive Officers and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.

         Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

                                                                                For              Against           No Vote
                                                                                ---              -------           -------
         Board of Directors
         ------------------
         Terry Christensen                                                      2,351,339           -              412,851
         David Gotterer                                                         2,351,061           -              413,129
         David Malcolm                                                          2,351,061           -              413,129
         Jeffery Rosenthal                                                      2,351,361           -              412,829
         Burt Sugarman                                                          2,350,795           -              413,395

         Amend Company's 1985 Non-Qualified Stock Option Plan                   2,133,475        536,480            94,235
         Amend Company's 1996 Employee Stock Option Plan                        1,603,733        869,705           290,752
         Amend Company's 1996 Stock Option Plan for Non-                        1,648,429        835,078           280,683
           Employee Directors
         Adopt Company's 1997 Incentive Compensation Plan for
           Executive officers                                                   2,471,634        110,580           181,976
         Ratify appointment of Arthur Andersen LLP as Company's
          independent auditors                                                  2,689,965         62,122            12,103

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                  10.1 Loan agreement ($10,000,000) between GIANT MARINE GROUP, LTD. and debis Financial Services, Inc., dated May 16, 1997.

                  10.2 Mortgage between GIANT MARINE GROUP, LTD. ("Owner") and debis Financial Services, Inc. ("Mortgagee"), dated May 16, 1997.

                  11.      Statement re: Computation of Per Share Earnings

                  27.      Financial Data Schedule

        (b)   Reports on Form 8-K

              No reports on Form 8-K have been filed by the Company during the second quarterly period ended June 30, 1997.

ITEMS 2, 3, AND 5 are not applicable.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GIANT GROUP, LTD. - Registrant


Date: August 8, 1997                 By: /s/ BURT SUGARMAN
                                         ------------------------------------
                                          Burt Sugarman
                                          Chairman of the Board and Chief
                                          Executive Officer




Date: August 8, 1997                 By: /s/ PASQUALE A. AMBROGIO
                                         ------------------------------------
                                          Pasquale A. Ambrogio
                                          Controller