Form 10-Q
period 1997-09-30
GIANT GROUP LTD
filed 1997-11-14
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the third quarterly period ended September 30, 1997




                                GIANT GROUP, LTD.

        9000 Sunset Boulevard, 16th Floor, Los Angeles, California 90069

                  Registrant's telephone number: (310) 273-5678




                         Commission File Number: 1-4323

                I.R.S. Employer Identification Number: 23-0622690

                        State of Incorporation: Delaware




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

        On November 13, 1997, the latest practicable date, there were 3,180,655 shares of common stock outstanding.

                                GIANT GROUP, LTD.

                                      INDEX


PART I.     FINANCIAL INFORMATION

                                                                                    Page No.
                                                                                    --------
Item 1. Financial Statements

            Consolidated Statements of Operations (Unaudited) -
            Three and Nine-Month Periods Ended September 30, 1996 and 1997              3

            Consolidated Balance Sheets -  December 31, 1996
            and September 30, 1997 (Unaudited)                                          4

            Consolidated Statements of Cash Flows (Unaudited) -
            Nine-Month Periods Ended September 30, 1996 and 1997                        5

            Notes to Consolidated Financial Statements                                  6-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                             9-11


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                               12

Item 6. Exhibits and Reports on Form 8-K                                                12

            (a) Exhibits

            (b) Reports on Form 8-K

SIGNATURE                                                                               13

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and nine-month periods ended September 30, 1996 and 1997
                                   (Unaudited)


                                                     Three-months ended                 Nine-months ended
                                                        September 30                       September 30
                                                ----------------------------       -----------------------------
                                                    1996            1997               1996             1997
                                                -----------      -----------       -----------       -----------
($ in thousands, except per share amounts)

Revenue:

   Investment income                            $       591      $       365       $     2,155       $     1,713
   Gains from sale of investments                     2,219              106             4,705               198
   Other income                                           5              238                19               247
                                                -----------      -----------       -----------       -----------
          Total revenue                               2,815              709             6,879             2,158
                                                -----------      -----------       -----------       -----------

Costs and expenses:

   Co-ownership program                                   -            1,684                 -             2,698
   General and administrative                         1,207            1,152             3,195             3,510
   Proxy contest and related legal                        -                -               736                 -
   Exchange Offer and related expenses                    -                -               518                 -
   Interest expense                                       1               75                33               153
   Depreciation                                         105              165               282               382
                                                -----------      -----------       -----------       -----------
          Total costs and expenses                    1,313            3,076             4,764             6,743
                                                -----------      -----------       -----------       -----------

Gain on sale of investment in affiliate                   -                -             3,197                 -

Equity in income (loss) of affiliate                     88             (172)              317              (301)
                                                -----------      -----------       -----------       -----------

Income (loss) before expense (benefit)
   for income taxes                                   1,590           (2,539)            5,629            (4,886)
Expense (benefit) for income taxes                       51           (3,100)           (8,512)           (3,100)
                                                -----------      -----------       -----------       -----------
Net income (loss)                               $     1,539      $       561       $    14,141       ($    1,786)
                                                ===========      ===========       ===========       ===========

Earnings (loss) per common share
   and common equivalent share                  $      0.33      $      0.18       $      2.71       ($     0.53)
                                                ===========      ===========       ===========       ===========

Weighted average common shares
   and common equivalent shares                   4,887,000        3,181,000         5,244,000         3,375,000
                                                ===========      ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,     September 30,
                                                                               1996             1997
                                                                           ------------     -------------
                                                                                             (Unaudited)
($ in thousands, except per share amounts)

ASSETS
Current assets
   Cash and cash equivalents                                                  $12,644          $ 1,108
   Marketable securities                                                       10,583           12,301
   Income tax receivables                                                      10,928               42
   Note and other receivables                                                   3,825              304
   Assets held-for-sale                                                        21,485           25,757
   Prepaid expenses                                                             1,013              649
                                                                              -------          -------
                          Total current assets                                 60,478           40,161

Property and equipment, net                                                     3,559            5,005
Investment in affiliate                                                         2,926            2,625
Note receivable and other assets                                                2,084            2,836
                                                                              -------          -------
                          Total assets                                        $69,047          $50,627
                                                                              =======          =======


LIABILITIES
Current liabilities
   Note payable                                                               $10,500        $       -
   Accounts payable and other liabilities                                       1,033            1,058
   Income taxes payable                                                         3,362              189
   Deferred income taxes                                                          164              424
                                                                              -------          -------
                          Total current liabilities                            15,059            1,671

Deferred income taxes                                                           1,173            1,173
                                                                              -------          -------
                          Total liabilities                                    16,232            2,844
                                                                              -------          -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares,
  none issued                                                                       -                -
Class A Common  stock, $.01 par value; authorized 5,000,000 shares,
  none issued                                                                       -                -
Common stock, $.01 par value; authorized 12,500,000 shares,
  issued 7,266,000 shares at September 30 and December 31                          73               73
Capital in excess of par value                                                 36,767           36,767
Unrealized holding gains on marketable securities                                 246              638
Retained earnings                                                              47,708           45,922
                                                                              -------          -------
                                                                               84,794           83,400
  Less common stock in treasury; 4,085,000 shares at September 30
   and 3,626,000 at December 31, at cost                                       31,979           35,617
                                                                              -------          -------
                          Total stockholders' equity                           52,815           47,783
                                                                              -------          -------
                          Total liabilities and stockholders' equity          $69,047          $50,627
                                                                              =======          =======


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1996 and 1997
                                   (Unaudited)


                                                                        1996           1997
                                                                      --------       --------
($ in thousands)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

 Net income (loss)                                                    $ 14,141       ($ 1,786)
 Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
     Depreciation and amortization                                         282            382
     Gain on sale of marketable securities                              (4,705)          (198)
     Accretion of discount on investments                                 (226)          (406)
     Gain on sale of investment in affiliate                            (3,197)             -
     Equity in (income) loss of affiliate                                 (317)           301
 Changes in operating assets and liabilities:
   (Increases) decreases in assets
     Income tax receivables                                             (8,512)        10,886
     Receivables and other assets                                           85           (233)
     Prepaid expenses                                                       84            364
   Increases (decreases) in liabilities
     Accounts payable and other liabilities                                395             25
     Income taxes payable                                                 (259)        (3,173)
                                                                      --------       --------
              Net cash provided (used) by operating activities          (2,229)         6,162
                                                                      --------       --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Payment on short-term note                                                   -        (10,500)
Proceeds from refinancing                                                    -         10,000
Payment of refinancing                                                       -        (10,000)
Purchase of assets held-for-sale                                             -         (4,272)
Payments received on debt investment and short-term advance                  -          1,865
Purchases of marketable securities                                     (10,702)       (16,609)
Sales of marketable securities                                          15,805         19,308
Proceeds from sale of affiliate's debt securities                       17,692              -
Purchases of affiliate's debt securities                                     -         (2,024)
Proceeds from sale of investment in affiliate                            4,751              -
Loan to non-affiliate company                                           (5,000)             -
Purchases of property and equipment                                       (677)        (1,828)
                                                                      --------       --------
              Net cash provided (used) by investing activities          21,869        (14,060)
                                                                      --------       --------

CASH FLOWS USED BY FINANCING ACTIVITIES:

Proceeds from the exercise of stock options                              2,025              -
Repayment of short-term borrowings                                      (1,627)             -
Purchase of treasury stock                                             (15,079)        (3,638)
                                                                      --------       --------
              Net cash used by financing activities                    (14,681)        (3,638)
                                                                      --------       --------
              Increase (decrease) in cash and cash equivalents           4,959        (11,536)

Cash and cash equivalents:
   Beginning of period                                                  16,991         12,644
                                                                      --------       --------
   End of period                                                      $ 21,950       $  1,108
                                                                      ========       ========


Supplemental disclosure of cash received (paid) for:
   Income taxes                                                       ($   459)      $ 10,813
   Interest                                                                (33)          (153)


          See accompanying notes to consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


1.      BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the consolidated results of operations for the three and nine-month periods ended September 30, 1996 and 1997 and consolidated cash flows for the nine-months ended September 30, 1996 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and notes in the Company's 1996 Annual Report on Form 10-K.

2.      INVESTMENT IN AFFILIATE

               GIANT's investment in Rally's of $2,625 and $2,926 at September 30, 1997 and December 31, 1996, respectively, represents approximately 15% of Rally's outstanding common stock. At September 30, 1997, the Company owned 3,137,000 shares of Rally's, the market value of which was $10,393.

               On September 22, 1997, Rally's announced that it has agreed in principle to acquire in exchange for Rally's securities, shares of Checkers common stock held by certain parties including the Company and certain of the Company's related parties. The Company and its related parties will continue to hold warrants to purchase Checkers common stock. Under the agreement, Rally's would issue shares of Rally's common stock and a new series of Rally's preferred stock in exchange for the acquired Checkers common stock. This acquisition is subject to negotiation of definitive agreements, receipt of fairness opinions and other required approvals and other customary conditions. Due diligence is proceeding and the transaction is expected to close in the fourth quarter. Prior to this announcement, Checkers and Rally's announced in June that they had ended talks for a proposed merger which was previously announced on March 25, 1997.

                During the second quarter of this year, the Company purchased $2,224 face value of Rally's Senior Notes in the open market, which are included in marketable securities.

               Summarized financial information for Rally's is as follows:

                                                        Three-Months Ended             Nine-Months Ended
                                                     ------------------------       ------------------------
                                                      9/29/96        9/28/97         9/29/96        9/28/97
                                                     ---------      ---------       ---------      ---------
        Operating results:

        Revenues                                     $  38,781      $  38,522       $ 128,050      $ 109,207
        Pre-tax income from operations                   2,632            543           1,676          3,364
        Extraordinary gain, net of income taxes            302             --           4,824             --
        Net income (loss)                                  414         (1,148)          1,363         (2,008)
        GIANT's share of non-cash equity income
           (loss) in Rally's net income (loss)              88           (172)            317           (301)

               Effective in early November, Rally's entered into an employment agreement with James J. Gillespie to serve as chief executive officer. Additionally, William P. Foley, II has been appointed chairman of the board of Rally's. Mr. Foley is also chairman of Checkers, CKE and Fidelity.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

3.       YACHT REFINANCE

               On May 16, 1997, the Company signed an agreement to refinance one of its luxury yachts available for sale under the Co-Ownership Program. The term of the mortgage was twenty-six months from the date of advancement of funds, which occurred on May 30, and was subject to prepayment upon the transfer of an interest in the yacht, which was collateral for this loan. The interest rate was prime plus one half of one percent (0.50%). Interest was payable monthly in arrears. In July, the loan was paid in full.


 4.     COMMITMENTS AND CONTINGENCIES

               The Company is involved in various claims and legal proceedings of a nature considered normal to its business. In addition to these actions, The Company is also involved in lawsuits as described in the following paragraphs.

               In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain Rally's present and former officers and directors and its auditors and GIANT and Burt Sugarman. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs' renewed this motion, and, on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted but have been unsuccessful. Discovery is now set to be completed by the end of 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Rally's and the Company deny all wrong-doing and intend to defend themselves vigorously in this matter.

               In February 1996, Harbor commenced a derivative action, purportedly on behalf of Rally's, against certain of Rally's officers and directors and GIANT, David Gotterer and Burt Sugarman, before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of November 7, 1997 was $980 per $1,000 principal amount, 44% higher than the repurchase price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. GIANT denies all wrongdoing and intends to vigorously defend itself in this action. It is not possible to predict the outcome of this action at this time.

              In October 1997, the putative class of plaintiffs and the Company agreed through counsel, to settle the class action amicably, which settlement provides for (1) the payment of $125,000 in consideration of the time and effort expended by putative class plaintiff's counsel in the investigation and promulgation of plaintiff's claims; and (2) the Company's adoption of two Board of Directors' resolutions establishing procedures for the Board of Directors to conduct a review of (a) any bona fide written unsolicited offer to acquire the Company or substantially all of its outstanding Common Stock, and (b) any transaction between the Company or its subsidiaries and any officer, director, or any affiliate of an officer or director. This class action had commenced in February 1996, when Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and certain of the Company's current and former directors, Terry Christensen, David Gotterer, Burt Sugarman and Robert Wynn. The complaint, filed before the Los Angeles County Superior Court, alleged that these directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own Common Stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

4.      COMMITMENTS AND CONTINGENCIES

        complaint claimed that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint sought unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asked the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally.

              On November 13, 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. This litigation had commenced in October 1996 when KCC filed a complaint, in the Los Angeles County Superior Court, against Joseph Pike, NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. that stated causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, Population Council Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint sought damages for the breach by Mr. Joseph Pike and related entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The licensors of Mifepristone claimed that their prior approval was necessary for the July 24, 1996 NeoGen Agreement between KCC and Joseph Pike and the other defendants. On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, certain defendants filed a cross-complaint against KCC, GIANT, and certain of GIANT's directors, Terry Christensen, David Malcolm and Burt Sugarman which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices.

              On November 13, 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. This litigation had commenced when in November 1996 Joseph Pike filed a complaint for defamation against GIANT, KCC, Terry Christensen, David Malcolm and Burt Sugarman and Does 1 through 50, in the San Diego County Superior Court. The complaint had sought an unspecified amount of general, special and exemplary damages. All defendants answered the complaint, denying its material allegations and raising several affirmative defenses.

               Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.


5.      NEW ACCOUNTING PRONOUNCEMENTS

               During the current year, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128), SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129) and SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. This revision and additional disclosures will be adopted by the Company as prescribed by these standards.

               Management does not expect the adoption of these standards to have a material effect on the Company's consolidated financial position or consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE COMPARABLE 1996 PERIOD

        Total revenue for the three-month period ended September 30, 1997 decreased by $2,106 to $709 from $2,815 in the prior period. In 1997, the Company earned income of $234 from yacht charters by the Ocean Group and had higher income of $166 earned from the Company's higher investment in debt securities. In 1996, the Company had substantially higher gains of $2,113 on the sale of the Company's investment in marketable securities and higher interest of $390 earned on the Company's higher investment in U.S. government obligations.

        During the three-month period ended September 30, 1997, The Ocean Group incurred expenses of $1,684 including amortization of start-up costs of $482, in operating The Co-Ownership Program, which was launched in February 1997. Expenses, including start-up costs, consisted primarily of crew and related expenses of $508, licenses and permits of $333, repairs, maintenance and fuel of $303, advertising of $146, provisions of $89 and management and professional fees of $87. During the fourth quarter, the first Co-Ownership interest was sold.

         General and administrative expenses for the three-month ended September 30, 1997 decreased by $55 to $1,152 from $1,207 in 1996. In 1997, the Company incurred lower consulting fees of $33, travel of $32 and Directors and Officers insurance of $32, partially offset by higher rent and office expense of $39.

          Interest expense for the three-month period ended September 30, 1997 increased by $74 to $75 compared to $1 in 1996 primarily due to the financing of one of the luxury yachts in the second quarter.

          Depreciation for the three-month period ended September 30, 1997 increased by $60 to $165 compared to $105 in 1996 primarily due to higher expense related primarily to the costs of furniture, equipment and office improvements incurred during the Company's move into its new office space.

        GIANT's investment in Rally's at September 30, 1997 and December 31, 1996, represents approximately 15% of Rally's outstanding common stock. Rally's reported a net loss of $1,148 and a net income of $414 for the three-months ended September 28, 1997 and September 29, 1996, respectively. GIANT's non-cash equity in Rally's for the three-months ended September 30, 1997 and 1996 was a loss of $172 and income of $88, respectively. Rally's operating results decreased for the current quarter primarily due to an increase in advertising expenses of $1,469. Additionally, in 1996, GIANT's non-cash equity in Rally's was adjusted to reflect the decrease in the Company's ownership percentage in Rally's due to sale of Rally's common stock to CKE and Fidelity in May 1996.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE COMPARABLE 1996 PERIOD

        Total revenue for the nine-month period ended September 30, 1997 decreased by $4,721 to $2,158 from $6,879 in the prior period. In 1997, the Company had higher interest income of $267 earned from the Company's higher investment in debt securities and income of $234 earned from yacht charters by the Ocean Group. In 1996, the Company had substantially higher gains of $4,507 on the sale of the Company's investment in marketable securities and higher interest of $689 earned on the Company's higher investment in U.S. government obligations in 1996.

        During the nine-month period ended September 30, 1997, The Ocean Group incurred expenses of $2,698 including amortization of start-up costs of $607, in operating The Co-Ownership Program, which was launched in February 1997. Expenses, including start-up costs, consisted primarily of crew and related expenses of $754, repairs, maintenance and fuel of $451, advertising of $432, licenses and permits of $350, management and professional fees of $162 and provisions of $151. During the fourth quarter, the first Co-Ownership interest was sold.

         General and administrative expenses for the nine-month period ended September 30, 1997 increased by $315 to $3,510 from $3,195 in 1996. In 1997, the Company incurred higher rent and office expenses of $142, travel of $135, salaries and benefits of $70, partially offset by lower Directors and Officers insurance of $47.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONT.) (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE COMPARABLE 1996 PERIOD (CONT.)

        Interest expense for the nine-month period ended September 30, 1997 increased by $120 to $153 from $33 in 1996 primarily due to interest of $150 associated with the financing of one of the luxury yachts for two months during the current year. Interest expense for the prior year included $30 related to the Company's 9.25% Term Note, which was repaid in February, 1996.

          Depreciation for the nine-month period ended September 30, 1997 increased by $100 to $382 compared to $282 in 1996 primarily due to higher expense related primarily to the costs of furniture, equipment and leasehold improvements incurred during the Company's move into its new office space.

        GIANT's investment in Rally's at September 30, 1997 and December 31, 1996, represents approximately 15% of Rally's outstanding common stock. Rally's reported a net loss of $2,008 compared to a net income of $1,363 for the nine-months ended September 28, 1997 and September 29, 1996, respectively. GIANT's non-cash equity in Rally's for the nine-months ended September 30, 1997 was a loss of $301 compared to income of $317 for the comparable 1996 period. Rally's current year to date operating results include higher pre-tax income from operations of $1,688 due to lower restaurant expenses. Prior year to date net income included an extraordinary income item of $4,824, net of tax of $1,213, related to the early extinguishment of debt. Additionally, in 1996, GIANT's non-cash equity in Rally's was adjusted to reflect the decrease in the Company's ownership percentage in Rally's due to sale of Rally's common stock to CKE and Fidelity in May 1996.

        The Company's consolidated financial statements reflect valuation allowances of $4,916 and $4,796, at September 30, 1997 and December 31, 1996, respectively, as it is not likely, as defined in SFAS No. 109, that tax benefits, related to losses recorded which are associated with the Company's equity investment in Rally's, will be realized in the near future.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents, marketable securities and income tax and other receivables totaled $13,755 at September 30, 1997 compared with $37,980 at December 31, 1996. At September 30, 1997 and December 31, 1996, the Company had working capital of $38,490 and $45,419, respectively, and current ratios of approximately 24 and 4 to 1, respectively. In addition, as of September 30, 1997 and December 31, 1996, the Company owned 3,137,000 shares of Rally's common stock, having a market value of $10,393.

        During the quarter ended September 30, 1997, the State of California Franchise Tax Board ("CFTB") announced their acceptance of the combined report, as originally filed by the Company, for the tax years 1989 through 1991, with minor adjustments. The CFTB will determine the final adjustments and inform the Company at a later date. The Company's consolidated financial statements reflect a liability associated with these adjustments. As a result of winning this dispute with the CFTB, the Company recognized a tax benefit of $3,100 in the third quarter of 1997.

        Net cash provided by operating activities for the nine-months ended September 30, 1997 was $6,162 compared to cash used by operating activities of $2,229 for the comparable period in 1996. This increase in cash provided by operating activities was attributable to income tax refunds of $10,813 received related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claims, lowered by cash used for the funding of the Company's operations.

        Net cash used by investing activities for the nine-months ended September 30, 1997 was $14,060 compared to cash provided by investing activities of $21,869 for the comparable period in 1996. During the first three months of 1997, the Company paid the remaining balance of $10,500 on the short-term note which financed assets purchased in 1996 for The Co- Ownership Program. On May 16, 1997, the Company signed an agreement to borrow $10,000. This loan was secured by one of its luxury yachts. The term of the mortgage was twenty-six months from the date of advancement of funds, which occurred on May 30, and was subject to prepayment in the event of a transfer of an interest in this yacht. In July, the loan was paid in full. The Company received principal payments of $1,865 on its investment in Checkers 13% subordinated debt, including payment in full of the 1996 short-term advance. Finally, during the current year, the Company paid $1,828 primarily for furniture, equipment and for leasehold improvements for its new office space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONT.) (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

           Net cash used by financing activities for the nine-months ended September 30, 1997 was $3,638 compared to $14,681 for the comparable period in 1996. In 1997, the Company, with the approval of the Board of Directors, purchased 459,000 shares of its own Common Stock at a cost of $3,638 compared to 1,674,000 shares at a cost of $15,079 in 1996.

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

NEW ACCOUNTING PRONOUNCEMENTS

        During the current year, the FASB issued SFAS No. 128 which revises and simplifies the computation for earnings per share and requires certain additional disclosures. This revision and additional disclosures will be adopted by the Company as prescribed by this standard.

        Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial position or consolidated results of operations.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

           11. Statement re: Computation of Per Share Earnings

           27. Financial Data Schedule

      (b) The Registrant filed no reports on Form 8-K during the third quarterly period ended September 30, 1997.




ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GIANT GROUP, LTD. - Registrant




Date: November 13, 1997                By: /s/  William H. Pennington
                                           -----------------------------
                                                William H. Pennington
                                                Chief Financial Officer