Form 10-K
period 1997-12-31
GIANT GROUP LTD
filed 1998-03-31
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                GIANT GROUP, LTD.

        9000 Sunset Boulevard, 16th Floor, Los Angeles, California 90069

                  Registrant's telephone number (310) 273-5678

                          Commission File Number 1-4323

                I.R.S. Employer Identification Number 23-0622690

                         State of Incorporation Delaware



Securities registered pursuant to 12(b) of the Act:



                                     Name of Each Exchange
      Title of Class                 on Which Registered
      --------------                 -------------------
      Common Stock,                  New York
      $.01 Par Value                 Stock Exchange
      (together with Preferred
        Stock Purchase Rights)


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

                                      ---

        As of March 20, 1998, 3,180,655 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price on the New York Stock Exchange on March 20, 1998 was $10.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held June 8, 1998, are incorporated by reference into Part III of this Report.

                    Exhibit Index located at page 36 herein.

                                TABLE OF CONTENTS



PART I                                                                                                          Page No.
           Item 1.      Business                                                                                   3

           Item 2.      Properties                                                                                 6

           Item 3.      Legal proceedings                                                                          6

           Item 4.      Submission of matters to a vote of security holders                                        9


PART II

           Item 5.      Market for the registrant's common equity and related stockholder matters                  9

           Item 6.      Selected financial data                                                                   10

           Item 7.      Management's discussion and analysis of financial condition and results of operations     11

           Item 8.      Financial statements and supplementary data                                               15

           Item 9.      Changes in and disagreements with accountants on accounting and financial disclosure      36


PART III

           Item 10.     Directors and executive officers of the registrant                                        36

           Item 11.     Executive compensation                                                                    36

           Item 12.     Security ownership of certain beneficial owners and management                            36

           Item 13.     Certain relationships and related transactions                                            36


PART IV

           Item 14.     Exhibits, financial statement schedules and reports on Form 8-K                           36

                                     PART I


ITEM 1.      BUSINESS.

LUXURY YACHTS

           GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. The Company's wholly-owned subsidiaries include GIANT MARINE GROUP, LTD. d/b/a The Ocean Group ("GIANT MARINE"), organized under the laws of the state of Delaware in 1996. GIANT MARINE is an operating company that was established to start and operate a new business venture, co-ownership of luxury yachts. GIANT MARINE's assets include two luxury yachts and related yacht improvements and equipment.

           On October 31, 1996, the Company started a new business and formed a new wholly-owned subsidiary, GIANT MARINE, which offered the world's first Luxury Yacht Co-Ownership Program of this type (the "Co-Ownership Program"). The Co-Ownership Program provided individuals and companies the opportunity for a Co-Ownership Program of a minimum of one-fourth interest in large ocean cruising yachts. In addition, a 100% ownership in the luxury yacht was available. This program also provided for the management of these yachts by The Ocean Group resulting in a practical and economical way to own these yachts. In 1996, in furtherance of this Co-Ownership Program, the Company purchased two yachts.

           On November 17, 1997, the Company announced that GIANT MARINE would end the Co-Ownership Program. The advertising in national newspapers and yachting magazines and two actual presentations at major yacht shows attracted many interested people, but only one, one-quarter interest was sold. The sale was rescinded when management and the Board of Directors, after reviewing the amount of time required to sell the quarter interests in the yachts, concluded that the potential return on the capital invested did not justify continuing the Co-Ownership Program. The yachts are now being marketed for sale, and are included in assets held-for-sale on the Company's consolidated balance sheets. Until they are sold, the yachts are being chartered.

RALLY'S HAMBURGERS, INC.

           GIANT, through its ownership of common stock of Rally's Hamburgers, Inc. ("Rally's"), also is involved in the operation and franchising of double drive-through hamburger restaurants. Rally's is one of the largest chains of double drive-through restaurants in the United States. On December 28, 1997, the Rally's system included 477 restaurants in approximately 18 states, primarily in the Midwest, comprised of 229 company-owned restaurants and 248 franchised restaurants, including 27 restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), an owner of Carl's Jr., a competing fast-food restaurant chain (see Item 1. "Business", General Development of Business, page 4). Two additional company-owned restaurants have been converted to a Carl Jr.'s format and are not included in the restaurant count. Rally's restaurants offer high quality fast food served quickly at everyday prices generally below the regular prices of the four largest hamburger chains. Rally's serves the drive-through and take-out segments of the quick-service restaurant market. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

CHECKERS DRIVE-IN RESTAURANTS, INC.

           Rally's owns approximately 27% of the outstanding common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). Checkers develops, produces, owns, operates and franchises quick-service "double drive-through" restaurants. The restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes, at everyday low prices. At December 29, 1997, the Checkers system included 479 restaurants in 35 states and the District of Columbia, Puerto Rico and West Bank, Israel, comprised of 230 company-owned and 249 franchised restaurants.

GENERAL DEVELOPMENT OF BUSINESS

           From 1985 through October 1994, GIANT's major operating subsidiaries were Giant Cement Company ("Giant Cement") and Keystone Cement Company, which manufactured portland and masonry cements sold to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors and state and local government agencies. From 1987 through October 1994, GIANT also owned Giant Resource Recovery Company, Inc., which was a marketing agent for resource recovery services for Giant Cement. On October 6, 1994, KCC Delaware Company ("KCC"), a wholly owned subsidiary of GIANT, organized under the laws of the State of Delaware in 1985, sold 100% of the stock of its wholly-owned subsidiary, Giant Cement Holding, Inc., through an initial public offering. The Company received net proceeds of $125.8 million, which resulted in a gain of $77 million before income taxes of $28.8 million. As a result of the transaction, GIANT has fully divested its cement and resource recovery operations.

           Beginning in 1987, GIANT, through its equity investment in Rally's, has been involved in the operation of double drive-through hamburger restaurants and as of December 31, 1995 owned 48% of Rally's outstanding common stock. In December 1995, GIANT filed an action against Fidelity National Financial, Inc. ("Fidelity"), CKE, an affiliate of Fidelity, and William P. Foley II
("Foley"), among others, arising from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, which indirectly owns and/or controls Carl's Jr., a competing fast-food restaurant chain. In January 1996, Fidelity and Foley filed a counterclaim against GIANT and its Board of Directors alleging, among other claims, that GIANT's Directors breached their fiduciary duties in conjunction with certain enumerated transactions. On February 14, 1996, Fidelity made an offer to acquire the Company in a merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT Common Stock. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. In April, the parties settled their disputes, pursuant to a Purchase and Standstill Agreement (the "Agreement"). As a result, Fidelity sold its investment of 705,000 shares in GIANT to the Company for $6.1 million; Fidelity and CKE acquired an aggregate of approximately 3,118,000 shares of Rally's common stock from GIANT for $4.8 million and GIANT recognized a pre-tax gain of $3.2 million; GIANT granted Fidelity and CKE options to each purchase 1,175,000 shares of Rally's common stock at prices ranging from $3.00 to $4.00 per share; two designees of CKE and Fidelity were elected to Rally's Board and Fidelity agreed to a 10 year standstill with respect to GIANT and its Common Stock. In March 1997, 1,175,000 options granted to CKE and Fidelity by GIANT to purchase Rally's common stock at $4.00 per share were canceled.

           On January 22, 1996, the Company announced that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock ("Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, Rally's Board of Directors, after discussions between a special committee of the Rally's Board and Donald E. Doyle, President and Chief Executive Officer of Rally's, requested that GIANT terminate the Exchange Offer. The termination was requested to retain sufficient market capitalization to allow Rally's easier access to the capital markets to raise capital in the future. GIANT agreed to the request and terminated the proposed Exchange Offer.

           During the period May 1996 through November 1996, GIANT's investment in Rally's outstanding common stock decreased to approximately 15% from 48% at December 31, 1995. The investment percentage decreased because of the following three reasons: the sale by GIANT, on May 3, 1996, of approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE; GIANT did not elect to participate in Rally's Shareholder Rights Offering, completed in September 1996, and transferred its 4,312,000 available subscription rights to purchase Rally's common stock to an unaffiliated third party, which subsequently exercised the subscription rights; and during the fourth quarter of 1996, the election by CKE and Fidelity to exercise its options previously granted by GIANT pursuant to the Agreement to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 per share.

           On November 14, 1996, KCC, along with CKE and others, purchased an aggregate principal amount of $29,900,000 of Checkers $36,100,000 13.75% senior subordinated debt, due July 31, 1998, from certain current debt holders. These holders retained approximately $6,200,000 of the principal amount. The total purchase price for the senior subordinated debt was $29,100,000. KCC purchased $5,100,000 principal amount of this senior subordinated debt for $5,000,000. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35,800,000, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year and certain financial covenants were modified. In addition, scheduled principal payments were deferred to May 1997. However, during 1997, Checkers made approximately $9,691,000 in principal payments to holders of the senior subordinated debt. Checkers was able to make these payments due to proceeds received from the February 1997 private placement of its common stock and asset sales made during the year. Per the restructured credit agreement, 50% of the aggregate net proceeds from the sale of assets are to be paid to the holders of the senior subordinated debt. Because Checkers made these principal payments of approximately $9,691,000, the next scheduled principal payment is due in July 1999, when the balance is due to be paid in full. In return for the lenders to agree to this restructured credit agreement, Checkers issued warrants ("Checkers Warrants") to all holders of the senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC assigned the Checkers Warrants a value of $1,168,000. The new lenders also agreed to provide a short-term revolving line of credit up to $2,500,000 to Checkers, which was canceled in the first quarter of 1997. As of December 31, 1996 and 1997, KCC's investment in Checkers senior subordinated debt was $3,832,000 and $2,715,000, net of related discount of $1,270,000 and $1,007,000, respectively.

           In June 1997, Rally's and Checkers ended talks for a proposed merger between the two companies which was previously announced on March 25, 1997.

           On November 13, 1997, Rally's and Checkers reached an agreement to enter into a management services contract in which Checkers will provide accounting, technology and other services to Rally's.

           In December 1997, Rally's acquired 19,100,960 shares of Checkers, from GIANT, CKE, Fidelity and other parties in exchange for securities of Rally's, including convertible preferred stock. This transaction gave Rally's an approximate 27% ownership in Checkers and made Rally's Checker's largest stockholder. GIANT's ownership in Rally's after the transaction was concluded amounted to 3,180,718 shares or approximately 13% as of December 31, 1997, compared to 15% as of December 31, 1996. At the Rally's Annual Meeting in June 1998, it is expected that the stockholders will approve the automatic conversion of its preferred stock to common stock thereby reducing GIANT's ownership in Rally's to approximately 11%. GIANT accounted for the investment in Rally's common stock under the equity method of accounting, as of December 31, 1996 and through December 1997 when the Checkers exchange transaction occurred. As of December 31, 1997, GIANT accounted for the investment as a marketable security classified as an investment available-for-sale. In connection with the exchange of Rally's stock for Checkers stock, William P. Foley II, Chairman of CKE Restaurants, Inc. and Fidelity, Inc. was elected Chairman of both Rally's and Checkers. In addition, James J. Gillespie, a 22 year veteran of the restaurant business with Long John Silvers and Applebee's, was elected Chief Executive Officer of both Rally's and Checkers.

           In July 1996, KCC entered into an agreement ("NeoGen Agreement") with Joseph Pike and his company, NeoGen Investors, L.P. ("NeoGen"), to participate in the development, manufacturing and marketing of Mifepristone, an abortion inducing drug with other significant potential uses, in the United States and other parts of the world. The Federal Drug Administration had recently approved Mifepristone as a safe and effective abortifacient. Under the NeoGen Agreement, KCC for a cash payment of $6 million, would have obtained a 26% interest in NeoGen, the entity which held the sublicenses for all potential uses of Mifepristone. Subsequent to the signing of this contract, in October 1996, KCC filed suit against Joseph Pike and NeoGen for fraud and breach of the NeoGen Agreement and also filed suit against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc. On November 4, 1996, the Population Council and Advances in Health Technology, filed suit against Joseph Pike and NeoGen. The suit claimed Joseph Pike had concealed information that he had been, among other things, convicted of forgery. Under a settlement reached in 1996 with the Population Council, Joseph Pike agreed to sell most of his financial stake in Mifepristone and relinquish his management of the distribution company that was set up to sell and distribute this drug. In February 1997, a new company called Advances for Choice was established to oversee the manufacturing and distribution of Mifepristone. In October 1997, KCC settled their litigation with the Population Council, Inc. and Advances in Health Technology, Inc. and in November 1997,

KCC, GIANT and Joseph Pike announced the settlement of their litigation. KCC's action against NeoGen continues. (see Item 3, "Legal Proceedings").

           GIANT's management is actively pursuing opportunities to purchase operating companies, however, as of this date no definitive agreements have been entered into.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for forward-looking statements: Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the development and implementation of the Company's business plan, domestic and global economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

           Burt Sugarman, 59, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman was Chairman of Rally's Board of Directors from November 1994 through October 1997, having also served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. He remains a Director of Rally's. He is also a director of Checkers.

           David Gotterer, 69, Vice Chairman and Director. Mr. Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Rally's.

           William H. Pennington, 50, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pennington, a CPA with an MBA, joined the Company in October 1997. Mr. Pennington served in senior financial positions as Vice President, Finance for Earth Tech, Inc. in 1997, Vice President, Finance for BKK Corporation from 1993 to 1996 and prior to that as Vice President, Controller for Beneficial Standard Life Insurance Company since 1984.

ITEM 2.    PROPERTIES.

           GIANT presently leases approximately 9,800 square feet of office space at a monthly payment of approximately $21,000. The lease term is 60 months and the Company has two, three-year renewal options. In addition, the Company leases approximately 5,500 square feet of hangar space at a local airport at a monthly payment of approximately $5,000.

ITEM 3.    LEGAL PROCEEDINGS.

Mittman, et al. v. Rally's Hamburgers, Inc., et al.
Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, Ltd., Wayne M. Albritton, Donald
C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., a purported class action alleging certain violations of the Securities Exchange Act of 1934, as amended, was filed in the United States Western District Court of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(SC)) against Rally's, certain of Rally's officers, directors and shareholders, a former officer of Rally's and Rally's auditors and GIANT and Burt Sugarman. In the action, plaintiffs seek an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other shareholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, Ltd., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., (Civ. No. C-94-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman, et al. v. Rally's Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(SC) (the "Mittman Actions").

          On April 15, 1994, Ms. Glaser and GIANT GROUP, LTD. ("GIANT") filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Securities Exchange Act of 1934, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture). The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. Finally, the Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified."

          Plaintiffs filed their second amended complaints on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties.

          Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996 the court granted the motion and certified a class period from July 20, 1992 to September 29, 1993.

          On October 3, 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen Miller. The Court denied the motion in the fall of 1996 and refused to disqualify Christensen Miller.

          Fact discovery will be concluded by the end of April 1998. No trial date has been scheduled yet.

          Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

Harbor Finance Partners v. Rally's and GIANT GROUP, LTD., et al.

          On February 13, 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, Mary Hart, Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by repurchasing certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with the rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. The Chancery Court denied defendants' motions on April 3, 1997.

          Discovery is in the initial stages. No trial date has been set.

          Rally's and GIANT deny all wrongdoing and intend to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

Michael Shores, et al. v. GIANT GROUP, LTD., et al.

          By a stipulation of settlement dated as of October 14, 1997 (the "Settlement"), defendants and plaintiffs agreed to a voluntary dismissal of the action with Prejudice and appropriate releases of all claims arising out of or related to the allegations in plaintiffs' complaint, in return for the payment of $125,000 to defray plaintiffs' attorneys' fees and expenses, as well as the approval by the Company's Board of Directors of two resolutions confirming certain previously adopted corporate policies. By an order dated February 2, 1998 of the Los Angeles Superior Court, the Honorable Ernest M. Hiroshige, judge presiding, the fairness and effectiveness of the Settlement was confirmed.

          On February 27, 1996, Michael Shores, on behalf of himself and all other purported stockholders of the Company from and including November 29, 1995 to June 3, 1996, commenced a class action against the Company, and the Company's directors, Burt Sugarman, David Gotterer, Terry Christensen and Robert Wynn (the "Directors"). The complaint, filed in the Los Angeles County Superior Court, alleges that the Directors breached their fiduciary duty by adopting a stockholder rights plan, selling Rally's Senior Notes back to Rally's, agreeing to the Exchange Offer, and engaging in an ongoing stock repurchase program. The complaint claimed that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint sought unspecified damages, injunctive relief and a recovery of attorney's fees and costs.

          In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asked the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. The motion to dismiss was never heard.

          Throughout the litigation, the Company has denied all wrongdoing. By the Settlement and the payment thereunder, the Company has not admitted any liability.

KCC Delaware v. Joseph D. Pike, et al.

          KCC filed this action on October 31, 1996 against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike in Los Angeles Superior Court, Santa Monica branch. The complaint states causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices, permanent and preliminary injunctive relief, and declaratory relief. The complaint seeks damages for the breach by Joseph Pike and the NeoGen Entities of a July 24, 1996 Letter Agreement by which KCC agreed to contribute $6,000,000 in return for a 26% equity interest in the entity producing the abortion inducing drug Mifepristone in the United States and other parts of the world. KCC also sued the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The Licensors claimed that their prior approval was necessary for the July 24, 1996 Letter Agreement between KCC and the Pike defendants.

          On February 19, 1997, the Pike defendants filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date the NeoGen Entities filed a cross-complaint against KCC, GIANT, Burt Sugarman, David Malcolm and Terry Christensen alleging causes of action for fraud, breach of contract, intentional and negligent interference with prospective economic advantage, unfair business practices, and conspiracy to defraud.

          In October 1997, KCC settled their action with the licensors (The Population Council, Inc. and Advances in Health Technologies, Inc.), and in November 1997 KCC settled their action with Joseph Pike, leaving only the NeoGen Entities as defendants.

          Discovery is on going in KCC's action against the NeoGen Entities and in the related cross-complaint. The trial is scheduled for June 2, 1998. The Company denies all wrongdoing and intends to vigorously defend against the cross-complaint. It is not possible to predict the outcome of this action at this time.

Joseph D. Pike v. GIANT GROUP, LTD., et al.

          On November 13, 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. This litigation had commenced in November 1996 when Joseph Pike filed a complaint for defamation against GIANT, KCC, Terry

Christensen, David Malcolm and Burt Sugarman (listed alphabetically) and Does 1 through 50, in the San Diego County Superior Court. The complaint had sought an unspecified amount of general, special and exemplary damages. All defendants answered the complaint, denying its material allegations and had raised several affirmative defenses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the calendar year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the New York Stock Exchange (Symbol: GPO). On March 20, 1998, the approximate number of record holders of the Company's Common Stock was 1,900. The high and low sale prices for such stock during each quarter in 1997 and 1996 are set forth below. No dividends were paid on the Common Stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its Common Stock for the foreseeable future.


                                                          SALE PRICES OF COMMON STOCK

                                                        1997                     1996
                                                --------------------      --------------------
QUARTER                                          High          Low         High          Low
-------                                         -------      -------      -------      -------
First ....................................      $ 8 3/8      $ 7 1/8      $10 3/8      $ 8 1/8
Second ...................................        7 1/4        6 1/2        9 5/8        7 3/8
Third ....................................        6 13/16      6 1/2        8 1/4        7 1/4
Fourth ...................................        7 15/16      6 15/16      9 1/2        7 5/8

ITEM 6.  SELECTED FINANCIAL DATA

            FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1993 through 1997 and is derived from the audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere herein.

  Year Ended December 31,                              1993             1994           1995            1996            1997
------------------------------------------------    ---------------------------------------------------------------------------
                                                                 (Dollars in thousands, except per share amounts)
Income Statement Data:
    Investment income                               $     1,377     $     1,507     $     3,947     $     2,736     $     2,006
    Gain (loss) on the sale of investments                  542          (1,065)             41           5,234             (84)
    Charter and other income (1)                             41             209             108              48             662
    Co-ownership program expenses                            --              --              --             (24)         (5,615)
    General and administrative expenses                  (3,574)         (4,628)         (4,123)         (4,574)         (4,458)
    Proxy contest and related legal expenses                 --              --              --            (752)             --
    Exchange Offer and related legal expenses                --              --              --            (518)             --
    Interest expense                                     (4,854)         (4,007)           (149)            (34)           (153)
    Depreciation                                           (527)           (390)           (368)           (397)           (523)
    Loss on extinguishment of debt                           --          (1,343)             --              --              --
    Gain on sale of investment in affiliate                  --              --              --           6,177              --
    Equity in earnings (loss) of affiliate               (3,855)         (8,898)        (22,074)            367            (623)
    Write-down in carrying value of
        investment in affiliate                              --         (19,396)             --              --              --
    Benefit for income taxes                              3,689           3,661             286           9,649           4,170
                                                    ---------------------------------------------------------------------------
    Income (loss) from continuing operations             (7,161)        (34,350)        (22,332)         17,912          (4,618)
    Income from discontinued operations, net              4,522           6,598              --              --              --
    Gain on sale of discontinued operations, net             --          48,223              --              --              --
                                                    ---------------------------------------------------------------------------
    Net income (loss)                               $    (2,639)    $    20,471     $   (22,332)    $    17,912     $    (4,618)
                                                    ===========================================================================
Basic earnings per common share (2), (4):
    Income (loss) from continuing operations        $     (1.38)    $     (6.63)    $     (4.37)    $      4.40     $     (1.42)
    Net income (loss)                                     (0.51)           3.95           (4.37)           4.40           (1.42)
Diluted earnings per common share (2), (3), (4):
    Income (loss) from continuing operations        $     (1.38)    $     (6.63)    $     (4.37)    $      4.07     $     (1.42)
    Net income (loss)                                     (0.51)           3.95           (4.37)           4.07           (1.42)
Weighted average shares outstanding (2):
    Basic earnings per common share                   5,180,000       5,180,000       5,110,000       4,074,000       3,260,000
    Diluted earnings per common share                 5,180,000       5,180,000       5,110,000       4,400,000       3,260,000
Balance sheet data as of December 31:
    Assets held-for-sale                            $        --     $        --     $        --     $    21,485     $    24,362
    Total assets                                        110,616         100,895          51,681          69,047          53,876
    Long-term debt                                       44,489           1,816              --              --              --
    Total stockholders' equity                           47,467          69,942          45,145          52,815          48,498

     (1)       Charter income was earned only in 1997.

     (2) All earnings per share amounts are computed in accordance with SFAS No 128 "Earnings Per Share".

     (3) The calculation for the year ended December 31, 1994 excludes potentially dilutive 7% convertible subordinated debentures as the effect of the inclusion of common stock upon the conversion of these debentures would be anti-dilutive because the stock conversion price exceeded the average price of the common stock for the year. In addition, 45,000 options were not included in the calculation as the effect would be anti-dilutive because the exercise price of $11.00 exceeds the average market price of the common stock for the year.

     (4) Basic and diluted earnings per share for income from discontinued operations, net for the years ended December 31, 1993 and 1994 were $0.87 and $0.87, and $1.27 and $1.27, respectively. Basic and diluted earnings per share for gain on sale of discontinued operations, net for the year ended December 31, 1994 were $9.31 and $9.31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

RESULTS OF OPERATIONS FOR 1997 VERSUS 1996

          Total revenue for the twelve months ended December 31, 1997 decreased by $5,434 to $2,584 from $8,018 in the prior period. In 1997, the Company had investment income of $2,006 compared to $2,736 in 1996, primarily due to a lower investment in U.S. government obligations in 1997. In 1996, the Company had gains of $5,234 compared to losses of $84 in 1997 from sales of the Company's investment in marketable securities.

          During the twelve months ended December 31, 1997, The Ocean Group incurred expenses of $5,615 including amortization of 1996 deferred start-up costs of $598, in operating the Co-Ownership Program, compared to $24 in 1996. In the fourth quarter of 1997, the Company provided a reserve of $1,500 for the impairment of assets held-for-sale. In 1997 the Co-Ownership Program expenses, including start-up costs, consisted primarily of crew and related expenses of $1,292, repairs, maintenance and fuel of $717, advertising of $489, licenses and permits of $364, and management and professional fees of $321. During the fourth quarter, the sale of the only Co-Ownership quarter interest was rescinded and the Co-Ownership Program was ended.

          General and administrative expenses for the twelve months ended December 31, 1997 decreased by $116 to $4,458 from $4,574 in 1996, resulting primarily from lower professional fees and other various expenses which offset each other.

          1996 expenses included certain one time expenses for proxy contest and related legal expenses of $752 and Exchange Offer and related legal expenses of $518.

          Interest expense for the twelve months ended December 31, 1997 increased by $119 to $153 from $34 in 1996 primarily due to interest of $150 associated with the financing of one of the luxury yachts for two months during the current year. Interest expense for the prior year included $30 related to the Company's 9.25% Term Note, which was repaid in February 1996.

          Depreciation for the twelve months ended December 31, 1997 increased by $126 to $523 compared to $397 in 1996 due to the addition of furniture, equipment and leasehold improvements related primarily to the Company's new office space.

          As of December 31, 1997, GIANT accounted for its investment in Rally's outstanding common stock as a marketable security, classified as an investment available-for-sale. During 1997 and 1996, the Company accounted for its investment under the equity accounting method. In 1997, Rally's reported a net loss of $4,516, compared to net income of $1,988 for 1996. Effective December 18, 1997, the Company's ownership percentage decreased to approximately 13%. As a result of the Company's reduction in ownership, the Company's investment in Rally's is now accounted for as a marketable security. GIANT's non-cash charge for its share of equity in Rally's loss for the twelve months ended December 28, 1997, was $623 compared to earnings of $367 for 1996. Rally's 1996 net income included extraordinary income of $5,280, net of tax of $1,350, related to the early extinguishment of debt.

          The Company's net loss was $4,618 in 1997 compared to net income of $17,912 in 1996. The Company's 1997 revenue decreased primarily due to lower gains on the sale of marketable securities compared to 1996. The Company's 1997 expenses were higher than 1996 primarily due to the Co-Ownership Program. 1996 expenses included non-recurring expenses of $1,270 related to the Fidelity/Foley litigation and the terminated Exchange Offer. 1996 included a gain on the sale of common stock of an investment in an affiliate of $6,177. There were no sales of investment in affiliate in 1997. In 1997, the Company recognized a tax benefit of $4,170 related to the reversal of a liability the Company previously recorded for an assessment the California Franchise Tax Board ("CFTB") made for the tax years 1989 through 1991 of $3,100 and a federal net operating loss carryback of $1,100. In 1996, an income tax benefit of $9,649 was recognized, related to the carryback of the tax loss on the sale of Rally's common stock.

RESULTS OF OPERATIONS FOR 1996 VERSUS 1995

          Total revenue for the twelve months ended December 31, 1996 increased $3,922 to $8,018 in 1996 compared to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Cont.) (Dollars in thousands, except share and per share amounts)

RESULTS OF OPERATIONS FOR 1996 VERSUS 1995 (cont.)

$4,096 in 1995 primarily due to gains of $5,234 on the sale of equity and debt investments, previously classified as investments available-for-sale. This increase was offset by a decline in investment income, which decreased by $1,211 to $2,736 in 1996 compared to $3,947 in 1995. Approximately $859 of the reduction in investment income was primarily due to reduced levels of investments in short-term U.S. government obligations.

          During the fourth quarter of 1996, the Company incurred expenses of $24 related to the start-up of the Co-Ownership program.

          General and administrative expenses increased $451 to $4,574 in 1996 compared to $4,123 in 1995 primarily due to higher legal fees of $193, other professional fees of $132 and travel expenses of $170. The increase in these expenses related primarily to the Company's activities reviewing possible acquisitions.

          Certain one-time expenses impacted the Company's results from operations for 1996. The Company incurred legal and administrative expenses of $752 consisting of proxy and related legal fees in connection with the Fidelity/Foley litigation that has now been settled. In addition, the Company incurred $518 in legal, accounting and administrative expenses due to the Exchange Offer that was terminated on April 22, 1996.

          Interest expense decreased $115 to $34 in 1996 compared to $149 in 1995 as a result of the prepayment in February 1996 of the Company's 9.25% Term-Note, due December 18, 1996.

          GIANT's investment in Rally's at December 31, 1996 and 1995 represents approximately 15% and 48%, respectively, of Rally's outstanding common stock. The investment percentage decreased because of the following three reasons: the sale by GIANT, on May 3, 1996, of approximately 768,000 shares of Rally's common stock to Fidelity and approximately 2,350,000 shares of Rally's common stock to CKE; GIANT did not elect to participate in Rally's Shareholder Rights Offering, completed in September 1996, and transferred its 4,312,000 available subscription rights to purchase Rally's common stock to an unaffiliated third party, which subsequently exercised the subscription rights and CKE and Fidelity, in total, exercised its option to purchase 1,175,000 shares of Rally's common stock at the option price of $3.00 previously granted to them by GIANT. The Company's non-cash equity income was $367 in 1996 compared to a non-cash equity loss of $22,074 in 1995. Rally's income from operations for 1996 was $4,090 compared to a loss from operations of $36,470 in 1995. This increase in operating income resulted primarily from significant reductions in expenses across all major categories in 1996 and in 1995, non-cash charges of approximately $31,000 related to asset write-downs and costs for closed stores and the adoption of Statement of Financial Accounting Standards ("SFAS")
No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Rally's reported net income of $1,988 in 1996 compared with a net loss of $46,919 in 1995. Rally's net income for 1996 included an extraordinary gain of $5,280, net of tax of $1,350, related primarily to the early retirement of $22,000 principal amount of their Senior Notes.

          The Company's net income was $17,912 for 1996 compared to a loss of $22,332 in 1995. This increase in net income resulted primarily from the following: gains of $11,411 from the sale of marketable securities previously classified as available-for-sale and from the sale of Rally's common stock; non-cash equity income in Rally's of $367 in 1996 compared to a loss of $22,074 in 1995 and an income tax benefit of $9,649 primarily related to the realization of capital losses on sale of Rally's common stock. These components of net income were lowered by one-time expenses of the Fidelity/Foley litigation and terminated Exchange Offer of $1,270, slightly higher general and administrative expenses of $451 and lower income earned on the reduced levels of investments in short-term U.S. government obligations of $859.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity, consisting of cash and cash equivalents, marketable securities and income tax receivables of $21,111 at December 31, 1997, decreased $13,044 from $34,155 at December 31, 1996. At December 31, 1997 and 1996, the Company's current assets included income tax receivables of $1,100 and $10,928 related primarily to the net operating loss and realization of capital losses on sale of Rally's common stock carryback claims, respectively. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Cont.) (Dollars in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES (Cont.)

Company received refunds of $10,855 related to these 1996 income tax receivables, during the first quarter of 1997. At December 31, 1997 and 1996, the Company had working capital of $42,021 and $45,420 with current ratios of
11.0 and 4.0 to 1, respectively.

          During the quarter ended September 30, 1997, the CFTB announced their acceptance of the combined report, as originally filed by the Company, for the tax years 1989 through 1991 with only minor adjustments. At December 31, 1996 the Company's consolidated financial statements had reflected a liability associated with the CFTB's original proposed assessment. As a result of winning this dispute with the CFTB, the Company recognized a tax benefit of $3,100 in the third quarter of 1997.

           Net cash provided by operating activities for the year ended December 31, 1997 was $5,273 compared to cash used by operating activities of $3,387 for 1996 and to net cash used by operating activities of $1,699 in 1995. This increase in cash provided by operating activities in 1997 was attributable to income tax refunds of $10,855 received primarily related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claims, lowered by cash used for the funding of the Company's operations. In 1996 and 1995, cash was used to fund the operating activities of the Company and in 1995, cash from operations was used to pay expenses which were accrued from the 1994 sale of the cement operations.

           Net cash used by investing activities for the year ended December 31, 1997 was $3,135 compared to cash provided by investing activities of $14,215 in 1996 and net cash used by investing activities of $1,583 for the comparable period in 1995. During 1997, the Company received principal payments of $1,880 on its investment in Checkers Debt, including payment in full of the 1996 short-term advance. Finally, during the current year, the Company paid $1,869 for furniture, equipment and for leasehold improvements primarily for its new office space. In 1996, Rally's purchased directly from GIANT $22,000 principal amount of its Senior Notes. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest, which was paid in full. During the second quarter of 1996, the Company sold an additional $3,500 face value Senior Notes, through the open market, and received proceeds of $2,760. In addition, during 1996, the Company sold marketable securities receiving proceeds of $21,391 and also purchased marketable securities at a cost of $15,373. In November 1996, the Company purchased Checkers Debt for $5,000 and advanced $500 to Checkers. In 1996, the Company purchased assets, including improvements, for $21,485. The Ocean Group incurred $598 related to the start-up of the Program. The Company paid cash of $11,583 and financed the remaining balance of $10,500. In May and November of 1996, the Company received proceeds of $8,277 from the sale of Rally's stock to CKE and Fidelity. In 1995, the Company received $20,720 from the sales and maturities, net of purchases, of marketable securities and paid income taxes in the amount of $22,238 related to the profit on the sale of the Company's cement business in 1994.

          Net cash used by financing activities for the year ended December 31, 1997 was $14,138 compared to $14,682 for 1996 and $3,199 in 1995. During the first quarter of 1997, the Company paid the remaining balance of $10,500 on the short-term note, which financed assets purchased in 1996 for the Co-Ownership Program. On May 16, 1997, the Company signed an agreement to borrow $10,000. This loan was secured by one of its luxury yachts. The term of the mortgage was twenty-six months from the date of advancement of funds, which occurred on May 30, and was subject to prepayment in the event of a transfer of an interest in this yacht. In July, the loan was paid in full. The Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. For the three years ended December 31, 1997, the Company purchased 459,000 shares at a cost of $3,638, 1,674,000 shares at a cost of $15,079 and 166,000 shares at a cost of $1,137, respectively. In 1996, the Company pre-paid in full its 9.25% Term-Note in the amount of $1,622. The Company incurred no additional expenses in connection with this prepayment. On February 7, 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. In 1995, the Company paid $1,917 related to short-term margin borrowings.

    The Company's current liquidity is provided by cash and cash equivalents, liquidation of marketable securities,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Cont.) (Dollars in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES (Cont.)

cash received from income tax and note receivables and investment income. Management believes that this liquidity, plus the Company's capital resources and its ability to obtain financing at favorable rates are sufficient for the Company to properly capitalize its current and future business operations, as well as fund its on-going operating expenses.

YEAR 2000

          Based on the Company's existing operations, the Company believes that it will be able to achieve the Year 2000 compliance through a modification of some existing programs and systems at a minimal cost.

PERSONAL HOLDING COMPANY

          Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a "personal holding company". In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from "personal holding company" sources, generally defined to be passive income
(the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its "undistributed personal holding company income" at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                (Dollars in thousands, except per share amounts)


                                                           1995           1996           1997
                                                         --------       --------       --------
Revenue:
   Investment income                                     $  3,947       $  2,736       $  2,006
   Gain (loss) on the sale of marketable securities            41          5,234            (84)
   Charter and other income                                   108             48            662
                                                         --------       --------       --------
                                                            4,096          8,018          2,584
                                                         --------       --------       --------

Costs and expenses:
   Co-ownership program                                        --             24          5,615
   General and administrative                               4,123          4,574          4,458
   Proxy contest and related legal                             --            752             --
   Exchange Offer and related legal                            --            518             --
   Interest expense                                           149             34            153
   Depreciation                                               368            397            523
                                                         --------       --------       --------
                                                            4,640          6,299         10,749
                                                         --------       --------       --------

Affiliate transactions:
   Gain on sale of investment in affiliate                     --          6,177             --
   Equity in earnings (loss) of affiliate                 (22,074)           367           (623)
                                                         --------       --------       --------
                                                          (22,074)         6,544           (623)
                                                         --------       --------       --------

Income (loss) before benefit for income taxes             (22,618)         8,263         (8,788)
Benefit for income taxes                                     (286)        (9,649)        (4,170)
                                                         --------       --------       --------
Net income (loss)                                        $(22,332)      $ 17,912       $ (4,618)
                                                         ========       ========       ========

Basic earnings (loss) per common share                   $  (4.37)      $   4.40       $  (1.42)
                                                         ========       ========       ========

Diluted earnings (loss) per common share                 $  (4.37)      $   4.07       $  (1.42)
                                                         ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                (Dollars in thousands, except per share amounts)

                                                                                      1996         1997
                                                                                    -------      -------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $13,137      $ 1,137
   Marketable securities                                                             10,090       18,874
   Income tax receivables                                                            10,928        1,100
   Note and other receivables                                                         3,825          332
   Assets held-for-sale                                                              21,485       24,362
   Prepaid expenses and other assets                                                  1,013          420
                                                                                    -------      -------
        Total current assets                                                         60,478       46,225
Property and equipment, net                                                           3,559        4,905
Investment in affiliate                                                               2,926           --
Note receivable and other assets                                                      2,084        2,746
                                                                                    -------      -------
       Total assets                                                                 $69,047      $53,876
                                                                                    =======      =======

LIABILITIES
Current liabilities:
   Note payable                                                                     $10,500      $    --
   Accounts payable and accrued expenses                                              1,032        1,209
   Income taxes payable                                                               3,362          219
   Deferred income taxes                                                                164        2,776
                                                                                    -------      -------
       Total current liabilities                                                     15,058        4,204
Deferred income taxes                                                                 1,174        1,174
                                                                                    -------      -------
       Total liabilities                                                             16,232        5,378
                                                                                    -------      -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                --           --
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued           --           --
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued             73           73
Capital in excess of par value                                                       36,767       36,767
Unrealized gains on marketable securities, net                                          246        4,185
Retained earnings                                                                    47,708       43,090
                                                                                    -------      -------
                                                                                     84,794       84,115
Less common stock in treasury; 3,626,000 shares in 1996
  and 4,085,000 in 1997, at cost                                                     31,979       35,617
                                                                                    -------      -------
       Total stockholders' equity                                                    52,815       48,498
                                                                                    -------      -------
       Total liabilities and stockholders' equity                                   $69,047      $53,876
                                                                                    =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (Dollars in thousands)

                                                                                 1995           1996           1997
                                                                               --------       --------       --------
Operating Activities:
   Net income (loss)                                                           $(22,332)      $ 17,912       $ (4,618)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
    Depreciation                                                                    368            397            523
    Provision for impairment of assets held-for-sale                                 --             --          1,500
    Loss (gain) on the sale of marketable securities                                (41)        (5,234)            84
    Gain on the sale of investment in affiliate                                      --         (6,177)            --
    Equity in loss (earnings) of affiliate                                       22,074           (367)           623
    Benefit for deferred taxes                                                      156            483             --
    Accretion of discounts on investments                                        (1,063)          (318)          (362)
    Changes in assets and liabilities:
      Decrease (increase) in income tax receivables                                  --        (10,335)         9,828
      Decrease (increase) in prepaid expenses and other assets                     (588)            75            662
      Increase (decrease) in accounts payable and accrued expenses                 (545)           284            176
      Increase (decrease) in income tax payable                                     272           (107)        (3,143)
                                                                               --------       --------       --------
               Net cash (used) provided by operating activities                  (1,699)        (3,387)         5,273
                                                                               --------       --------       --------

Investing Activities:
  Proceeds from sale of affiliate's debt securities                                  --         17,692             --
  Proceeds from sale of investment in affiliate                                      --          8,277             --
  Sales of marketable securities                                                 48,022         21,391         14,730
  Purchase of marketable securities                                             (27,302)       (15,373)       (13,499)
  Tax payments related to sale of discontinued operations                       (22,238)            --             --
  Debt (investment) payment and short-term (advance) repayment                       --         (5,500)         1,880
  Purchase of assets held-for-sale and related costs        (1)                      --        (11,583)        (4,377)
  Purchases of property and equipment                                               (65)          (689)        (1,869)
                                                                               --------       --------       --------
               Net cash (used) provided by investing activities                  (1,583)        14,215         (3,135)
                                                                               --------       --------       --------

Financing Activities:
  Proceeds from the exercise of stock options                                        --          2,025             --
  Proceeds from short-term borrowings                                                --             --         10,000
  Repayment of short-term borrowings                                             (1,917)        (1,628)       (20,500)
  Repayment of long-term debt                                                      (145)            --             --
  Purchase of treasury stock                                                     (1,137)       (15,079)        (3,638)
                                                                               --------       --------       --------
               Net cash used by financing activities                             (3,199)       (14,682)       (14,138)
                                                                               --------       --------       --------

               Decrease in cash and cash equivalents                             (6,481)        (3,854)       (12,000)
Cash and cash equivalents:
   Beginning of period                                                           23,472         16,991         13,137
                                                                               --------       --------       --------
   End of period                                                               $ 16,991       $ 13,137       $  1,137
                                                                               ========       ========       ========
Supplemental disclosure of cash received (paid) for:
   Income taxes                                                                $ 22,364       $   (310)      $ 10,855
   Interest, net                                                                   (149)           (34)          (153)



(1) In 1996, the Company purchased assets, including improvements, at a cost of $21,485. The Ocean Group incurred $598 for pre-launching and organization costs. The Company paid cash of $11,583 for these assets and financed the balance of $10,500, which was paid in full in March 1997.



The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (Dollars in thousands)


                                                                                  Unrealized
                                                                    Capital in   Gains (Losses)                 Common
                                                      Common        Excess of    on Marketable   Retained      Stock in
                                                      Stock         Par Value     Securities     Earnings      Treasury
                                                     ------------------------------------------------------------------
Balance as of December 31, 1994                      $     69       $ 33,508      $     --       $ 52,128      $(15,763)
Net loss for 1995                                                                                 (22,332)
Purchase of treasury stock                                                                                       (1,137)
Unrealized losses on marketable securities, net                                     (1,328)
                                                     ------------------------------------------------------------------
Balance as of December 31, 1995                            69         33,508        (1,328)        29,796       (16,900)
Net income for 1996                                                                                17,912
Exercise of stock options                                   4          2,022
Company's share of increase in affiliate's
   equity due to sale of rights, net                                   1,237
Purchase of treasury stock                                                                                      (15,079)
Unrealized gains on marketable securities, net                                       1,574
                                                     ------------------------------------------------------------------
Balance as of December 31, 1996                            73         36,767           246         47,708       (31,979)
Net loss for 1997                                                                                  (4,618)
Purchase of treasury stock                                                                                       (3,638)
Unrealized gains on marketable securities, net                                       3,939
                                                     ------------------------------------------------------------------
Balance as of December 31, 1997                      $     73       $ 36,767      $  4,185       $ 43,090      $(35,617)
                                                     ==================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.        SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

           The consolidated financial statements include the accounts of GIANT GROUP, LTD. (the "Company" or "GIANT") and its wholly-owned subsidiaries, KCC Delaware Company ("KCC") and GIANT MARINE GROUP, LTD., d/b/a as The Ocean Group ("GIANT MARINE").

          The investment in affiliate was accounted for by the equity method for the years ended December 31, 1995 and 1996 and for the period ended December 18, 1997 (see Note 5 to these Consolidated Financial Statements). The effects of changes in the Company's equity in the net assets of its affiliate resulting from the issuance of capital stock were charged or credited to capital in excess of par value.

          All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition and Pre-Launch and Organization Costs

          Revenue is recognized as earned and upon completion of the charter.

          On October 31, 1996, the Company started a new business and formed a new subsidiary, GIANT MARINE, which offered the world's first Luxury Yacht Co-Ownership Program of this type (the "Co-Ownership Program"). Certain costs, related to the preparation of the yachts for use and organization costs, including legal and professional fees, were originally deferred and would have been amortized to income over a period of not more than one year, beginning with the start of operations in February 1997. However, because the Co-Ownership Program ended in November, all costs were charged to expense in 1997. Costs related to improvements that increase the lives of the yachts have been capitalized.

Marketable Securities

          Investments in marketable securities and corporate bonds are considered available-for-sale and trading securities. Investments available-for-sale are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity, net of deferred income taxes. Trading securities are carried at market and net unrealized gains and losses on trading securities are included in net income or loss.

          The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income.

          The cost of securities sold is based on the specific identification method.

Property and Equipment

          Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease.

Supplemental Cash Flow Information

          For purposes of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. Government obligations.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.         SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Use of Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, these estimates and assumptions are reasonable and result in the fair presentation of the consolidated financial statements.

Concentration of Risk

           The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.        THE OCEAN GROUP LUXURY YACHT CO-OWNERSHIP PROGRAM

          On October 31, 1996, the Company started a new business and formed a new subsidiary, GIANT MARINE, which offered the world's first Luxury Yacht Co-Ownership Program of this type. The Co-Ownership Program had provided individuals and companies the opportunity for a co-ownership of a minimum of a one-fourth interest in transoceanic yachts. In addition, a 100% ownership in the yacht was also available.

           On November 17, 1997, the Company announced that GIANT MARINE would end the Co-Ownership Program. The advertising and marketing activities attracted many interested people, but only one-quarter interest was sold. The sale was rescinded when management and the Board of Directors, after reviewing the amount of time required to sell the quarter interests in the yachts, concluded that the potential return on the capital invested did not justify continuing the program. The yachts are now being marketed for sale, and are included in assets held-for-sale on the Company's consolidated balance sheets. Until they are sold, the yachts are being chartered.

          As of December 31, 1997, the yachts are recorded at a carrying amount of $24,362, net of a valuation allowance of $1,500. The Company estimated the fair value of the yachts based on comparable market prices of similar yachts and broker estimates. As a result, the Company recorded a valuation allowance of $1,500 included in Co-Ownership Program in the consolidated statements of operations for the year ended December 31, 1997.

3.        EARNINGS (LOSS) PER SHARE

          In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" ("SFAS 128"), effective for the year ending December 31, 1997. Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") includes the application of the treasury stock method. The dilution for options is calculated by using the options' price for the period. As a result of the Company's adoption of SFAS 128, the Company's reported earnings per share ("EPS") for 1995 and 1996 were restated. The effect of this accounting change on previously reported earnings per share data is as follows:

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


3.   EARNINGS (LOSS) PER SHARE (Cont.)

                                       1995           1996
                                     --------       --------
Per share amounts :
  Primary EPS as reported            $  (4.37)      $   3.48
  Effect of SFAS 128                       --            .92
                                     --------       --------
  Basic EPS                          $  (4.37)      $   4.40
                                     ========       ========
  Fully diluted EPS as reported      $  (4.37)      $   3.48
  Effect of SFAS 128                       --            .59
                                     --------       --------
  Diluted EPS                        $  (4.37)      $   4.07
                                     ========       ========

     The following shows the reconciliation of Basic EPS and Diluted EPS for the years ended 1995, 1996 and 1997:

                                                                         For the year ended 1995
                                                               Net Loss          Shares         Per Share
                                                              (Numerator)     (Denominator)      Amount
                                                              -----------     -------------     ---------
BASIC LOSS PER SHARE
   Loss available to common stockholders                      $ (22,332)        5,110,000       $   (4.37)
                                                              =========         =========       =========


                                                                         For the year ended 1996
                                                              Net Income         Shares         Per Share
                                                              (Numerator)     (Denominator)      Amount
                                                              -----------     -------------     ---------
BASIC EARNINGS PER SHARE
   Income available to common stockholders                    $  17,912         4,074,000       $    4.40
                                                              =========                         =========
DILUTED EARNINGS PER SHARE
   Options issued to employees and non-employee directors                         326,000
                                                                              -----------
   Income available to common stockholders                    $  17,912         4,400,000       $    4.07
                                                              =========       ===========       =========



                                                                       For the year ended 1997

                                                                Net Loss       Shares           Per Share
                                                              (Numerator)   (Denominator)         Amount
                                                              -----------   -------------       ---------
BASIC LOSS PER SHARE
   Loss available to common stockholders                      $  (4,618)        3,260,000       $   (1.42)
                                                              =========       ===========       =========

   Diluted loss per share for 1995 and 1997 is the same as basic loss per share.

4.   MARKETABLE SECURITIES

     At December 31, 1996 and 1997, investments classified as available-for-sale and trading securities are as follows:

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


4.   MARKETABLE SECURITIES (Cont.)

AVAILABLE                                                 UNREALIZED       DEFERRED TAX    INCREASE
FOR SALE (1996)            FAIR VALUE         COST           GAIN         LIABILITY, NET   IN EQUITY
---------------            ----------         ----           ----         --------------   ---------

Equity securities         $    3,186      $    3,043      $      143      $       57      $       86
Corporate bonds                1,386           1,119             267             107             160
                          ----------      ----------      ----------      ----------      ----------
Total                     $    4,572      $    4,162      $      410      $      164      $      246
                          ==========      ==========      ==========      ==========      ==========

      TRADING
SECURITIES (1996)         FAIR VALUE           COST
-----------------         ----------          ------

U.S. Government Bonds       $1,011            $  933
Corporate bonds              4,507             4,507
                            ------            ------
Total                       $5,518            $5,440
                            ======            ======

   AVAILABLE                                              UNREALIZED      DEFERRED TAX     INCREASE
FOR SALE (1997)           FAIR VALUE          COST           GAIN        LIABILITY, NET    IN EQUITY
---------------           ----------         -------      ----------     --------------    ---------
Equity securities          $11,863           $ 5,200       $ 6,663           $ 2,665        $ 3,998
Corporate bonds              3,054             2,742           312               125            187
                           -------           -------       -------           -------        -------
Total                      $14,917           $ 7,942       $ 6,975           $ 2,790        $ 4,185
                           =======           =======       =======           =======        =======


      TRADING
SECURITIES (1997)         FAIR VALUE           COST
-----------------         ----------          ------
Corporate Bonds              3,957             3,991
                            ------            ------
Total                       $3,957            $3,991
                            ======            ======

     The maturities for corporate and U.S. Government Bonds at December 31, 1996 and 1997 are as follows:

                                             1996                    1997
                                    --------------------      -----------------
                                    Fair Value     Cost     Fair Value     Cost
                                    ----------     ----     ----------    ------
Due in one through five years         $6,125      $5,809      $6,000      $5,716
Due after five through ten years         779         750       1,011       1,017
                                      ------      ------      ------      ------
                                      $6,904      $6,559      $7,011      $6,733
                                      ======      ======      ======      ======

     Proceeds from the sale of marketable securities totaled approximately $48,022, $21,391 and $14,730 in 1995, 1996, and 1997, respectively.

5.   INVESTMENT IN AFFILIATE

     As of December 31, 1997, GIANT accounted for its investment in Rally's outstanding common stock as a marketable security, classified as an investment available-for-sale. During 1997 and 1996, the Company accounted for its investment under the equity accounting method. Effective December 18, 1997, the Company's ownership percentage decreased to approximately 13%. As a result of the Company's reduction in ownership, the Company's investment in Rally's is now accounted for as a marketable security. The decrease in the Company's ownership percentage resulted from

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


 5. INVESTMENT IN AFFILIATE (Cont.)

the exchange of Rally's securities for the common stock of Checkers Drive-In Restaurants, Inc. ("Checkers") by the Company and certain of the Company's related parties in December 1997 (the "Exchange"). CKE Restaurants, Inc. ("CKE") and Fidelity National Financial, Inc. ("Fidelity") also participated in the exchange of securities.

          On December 8, 1997, an Exchange agreement was made between Rally's and GIANT, CKE and Fidelity, among others. The Company exchanged approximately 200,000 shares of Checkers common stock, with a cost of $258 for approximately 43,000 shares of Rally's common stock and 449 shares of Rally's series A participating preferred stock. The exchange of securities between Rally's and all parties was completed on December 18, 1997. The annual dividend on preferred stock received is $43.50 per share, subject to restrictions per the Exchange agreement. One share of Rally's series A participating preferred stock is convertible into 100 shares of Rally's common stock. The conversion cannot take place until 90 days after the initial issuance of the series A preferred stock and the conversion must have the approval of Rally's stockholders. The Company assigned a total cost to both Rally's securities received equal to the cost of Checkers stock exchanged and recognized no gain or loss for accounting purposes.

           Effective in early November 1997, Rally's entered into an employment agreement with James L. Gillespie to serve as Chief Executive Officer. Additionally, William P. Foley, II has been appointed Chairman of the Board of Rally's replacing GIANT's Chief Executive Officer who had been Chairman of Rally's Board of Directors. Mr. Foley is also Chairman of Checkers, CKE and Fidelity.

          In June 1997, Rally's and Checkers ended talks for a proposed merger between the two companies, which was previously announced on March 25, 1997. However, as a result of the exchange of securities in December 1997, Rally's now owns approximately 27% of Checkers. Rally's Chairman of the Board and Chief Executive Officer have both been appointed to the same positions in Checkers and further consolidations of management and operations are underway.

          During the second quarter of 1997, the Company purchased $2,224 face value of Rally's 9.875% senior notes ("Senior Notes") in the open market. The Senior Notes are classified as an investment available-for-sale at December 31, 1997.

          On January 29, 1996, Rally's purchased $22,000 principal amount of its Senior Notes directly from GIANT for $14,932. The Company had purchased a total of $26,424 in principal during 1995 for $14,051 and recorded these Senior Notes as investments available-for-sale. The Company recognized a gain of $2,958 on the sale of these Senior Notes. In addition, during the second quarter of 1996, GIANT sold an additional principal amount of $3,500 of its investment in Rally's Senior Notes through the open market, and recognized a pre-tax gain of $478.

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

          On July 1, 1996, Rally's and CKE entered into a ten-year agreement ("Operating Agreement") pursuant to which 28 Rally's owned restaurants, located in California and Arizona, are being operated by Carl's Jr. At the discretion of CKE, certain restaurants will be converted to Carl's Jr. As of December 31, 1997, 2 restaurants have been converted. Under the Operating Agreement, Carl's Jr. is responsible for the conversion expenses, as well as the operating expenses for all the restaurants. Rally's retains ownership of all the restaurants and receives a percentage of gross revenues generated by each restaurant. The Operating Agreement is cancelable, at the discretion of CKE, after an initial five-year period.

           On September 5, 1996, by prospectus, Rally's distributed transferable subscription rights to holders of record of

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

5.         INVESTMENT IN AFFILIATE (Cont.)

Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder was entitled to purchase one unit for $2.25. A unit consisted of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. On September 16, 1996, GIANT elected to transfer its 4,312,000 subscription rights to an unaffiliated third party, who has subsequently exercised the rights. GIANT's increase in Rally's shareholders' equity due to Rally's Shareholder Rights Offering has been reflected as an increase of $1,699 in GIANT's investment in affiliate and an increase in capital in excess of par value of $1,699 before the sale of stock in the fourth quarter.

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

          The Company's sale of Rally's common stock to CKE and Fidelity, during 1996, generated a capital loss which was carried back to prior years and was used to reduce capital gains taxes paid on the sale of the cement operations which were sold on October 6, 1994. As of December 31, 1996, the Company recorded a tax benefit of $10,285 for this carryback and refund of taxes paid in prior years. In January 1997, the Company received this refund in full.

          Summarized financial information for Rally's is as follows:

FINANCIAL POSITION AS OF DECEMBER 31,                         1996            1997
                                                           ---------       ---------
Current assets                                             $  10,416       $  10,968
Less: current liabilities                                     19,968          21,777
                                                           ---------       ---------

Working capital deficiency                                    (9,552)        (10,809)

Plus:  noncurrent assets                                     101,842         123,329

Less: long-term debt and other noncurrent liabilities         72,925          71,007
                                                           ---------       ---------
Stockholders' equity                                       $  19,365       $  41,513
                                                           =========       =========

OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31,         1995            1996           1997
                                                        ---------       ---------      ---------
Revenues                                                $ 188,859       $ 162,752      $ 144,930
Less: operating costs                                     225,329         158,662        141,610
                                                        ---------       ---------      ---------
Income (loss) from operations                           $ (36,470)      $   4,090      $   3,320
                                                        =========       =========      =========

Net income (loss)                                       $ (46,919)      $   1,988      $  (4,516)
                                                        =========       =========      =========

GIANT's share of non-cash equity earnings (loss)        $ (22,074)      $     367      $    (623)
                                                        =========       =========      =========

           At December 31, 1996 GIANT's investment in Rally's was $2,926. At December 31, 1997 the Company's investment in Rally's is accounted for as an investment in marketable securities available-for-sale.

           In 1995, Rally's adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") and recorded a non-cash impairment loss of approximately $13,700.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


6.         CHECKERS DRIVE-IN RESTAURANTS, INC.

           On November 14, 1996, KCC, along with CKE and others purchased an aggregate principal amount of $29,900 of Checkers $36,100 13.75% senior subordinated debt, due July 31, 1998, from certain current debt holders. These holders retained approximately $6,200 of the principal amount. The total purchase price for the senior subordinated debt was $29,100. KCC purchased $5,100 principal amount of this senior subordinated debt for $5,000. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35,800, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year and certain financial covenants were modified. In addition, scheduled principal payments were deferred to May 1997. In return for the lenders acceptance of this restructured credit agreement, Checkers issued warrants ("Checkers Warrants") to all holders of the senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC recorded the Checkers Warrants at $1,168 equal to the difference between the ending market price of the common stock on November 22, 1996 and the exercise price of $.75 per share multiplied by the number of Checkers Warrants. KCC accounts for the warrants as marketable securities classified as investments available-for-sale.

           During 1997, Checkers made approximately $9,691 in principal payments to holders of the senior subordinated debt. Checkers was able to make these payments due to proceeds received from the February 1997 private placement of its common stock and asset sales made during the year. Per the restructured credit agreement, 50% of the aggregate net proceeds from the sale of assets are to be paid to the holders of the senior subordinated debt. Because Checkers made these principal payments of approximately $9,691 the next scheduled principal payment is due in July 1999, when the remaining balance is due to be paid in full.

           As of December 31, 1996 and 1997, KCC's investment in Checkers senior subordinated debt was $3,832 and $2,715, net of related discount of $1,270 and $1,007, respectively. KCC's advance to Checkers of $500 as of December 31, 1996 was paid in full in February 1997. As of December 31, 1996 and 1997, KCC's investment in Checkers warrants was recorded at $1,168 and $712, net of an adjustment of $456 at December 31, 1997 to reduce the cost of the investment to market. Additionally, KCC exchanged approximately 200,000 shares, with a cost of $258 for Rally's securities in December 1997.

7.         PROPERTY AND EQUIPMENT

AS OF DECEMBER 31,                    1996        1997
                                     ------      ------
Land                                 $  120      $  120
Leasehold improvements                  175       1,098
Equipment and furnishings             5,462       5,898
                                     ------      ------

                                      5,757       7,116
Less:  accumulated depreciation       2,198       2,211
                                     ------      ------

                                     $3,559      $4,905
                                     ======      ======

         During 1997, the Company retired certain fully depreciated leasehold improvements and equipment, due to the Company's move into its new office in April 1997.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


8.       DEBT

         On October 31, 1996, the Company financed $10,500 of the cost of one of the yachts that was to be used in the Co-Ownership Program. This short-term loan was paid in monthly installments, beginning January 1997 and was repaid in full in March 1997. There was no interest charge.

         On May 16, 1997, the Company signed an agreement to refinance one of its luxury yachts available for sale under the Co-Ownership Program. The mortgage, in the amount of $10,000, had a term of twenty-six months from the date of advancement of funds, which occurred on May 30, 1997, and was subject to prepayment upon the transfer of an interest in the yacht, which was collateral for this loan. The interest rate was prime plus one half of one percent (0.50%). This loan was paid in full in July 1997.

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

         During 1997, the Company, with the approval of the Board of Directors, acquired 459,000 shares of its Common Stock for an aggregate cost of $3,638.

10.      COMMON STOCK OPTIONS

         Under the 1996 Employee Stock Option Plan (the "1996 Plan"), 500,000 shares of the Company's $.01 par value Common Stock were reserved for future options, including 250,000 shares which were approved to be reserved for future options at the May 1997 stockholders' meeting. The options, in general, can be issued as either incentive or non-qualified options in accordance with the 1996 Plan. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1997, 200,000 options, at an exercise price of $8.25, had been granted to the Company's Chief Executive Officer in 1996 and were exercisable in 1997 and 15,000 options, at an exercise price of $7.81, had been granted to the Company's Chief Financial Officer in 1997 and begin to become exercisable in 1998. The 200,000 and 15,000 options terminate 5 and 10 years, respectively, from the grant date.

         Under the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"), 400,000 shares of the Company's $.01 par value Common Stock are reserved for future options, including 150,000 shares which were approved to be reserved for future options at the May 1997 stockholders' meeting. Pursuant to the Director Plan, each Non-Employee Director is entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the "Adoption Date") or 10,000 shares upon the subsequent initial appointment to the Board of Directors. On each anniversary of the Adoption Date or the subsequent appointment date, respectively, each Non-Employee Director will receive an additional option to purchase 10,000 shares. Upon election to the Executive Committee on or after July 12, 1996, and on each anniversary thereafter, the Non-Employee Director will receive an additional option to purchase 10,000 shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant.

           As of December 31, 1997, 110,000 options had been granted to the four Non-Employee members of the current Board of Directors. The exercise prices are $6.875 for 50,000 options, $7.625 for 20,000 options and $7.75 for 40,000 options. No options have been exercised.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


10.      COMMON STOCK OPTIONS (Cont.)

         Prior to August 1995, the Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT Common Stock, of which no options are presently outstanding and options for 6,000 shares have been exercised as of December 31, 1997. The Non-Qualified Plan provided for the granting of options to purchase 3,000,000 shares of GIANT Common Stock and options for 307,500 shares have been exercised as of December 31, 1997. In 1997, no options were exercised under either plan. In 1996, the Chairman of the Board of the Company exercised 300,000 options, issued under the Non-Qualified Plan to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025. No options were exercised during 1996 under the Incentive Plan.

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

                                                                Year ended             Year ended             Year ended
                                                             December 31, 1995       December 31, 1996     December 31, 1997
                                                             -----------------       -----------------     -----------------
Net income (loss)                          As reported          $   (22,332)          $    17,912           $    (4,618)
                                           Proforma                 (27,007)               17,452                (4,789)

Basic earnings (loss) per share            As reported          $     (4.37)          $      4.40           $     (1.42)
                                           Proforma                   (5.29)                 4.28                 (1.47)

Diluted earnings (loss) per share          As reported          $     (4.37)          $      4.07           $     (1.42)
                                           Proforma                   (5.29)                 3.97                 (1.47)

         The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997 respectively: no dividend yield for any years; expected volatility of 20 % for 1995 and 1996 and 37% for 1997; risk-free rate of return of 7.1% for 1995 and 1996 and 6.4% for 1997; and expected lives of 5 years for 1995 and 1996 and expected lives of 5 and 10 years for 1997. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)




10.      COMMON STOCK OPTIONS (Cont.)

A summary of options is as follows:

                                              Weighted                    Weighted                    Weighted
                                               Average                    Average                      Average
                                 1995         Exercise         1996       Exercise       1997          Exercise
                                Shares         Price          Shares        Price        Shares         Price
                             -----------     ---------     ----------     --------     ----------     ---------
Beginning balance              2,319,000     $   6.48       2,126,000     $   6.76      2,056,000     $   6.93
Granted                        2,126,000         6.76         250,000         8.14         75,000         7.18
Exercised                             --           --        (300,000)        6.75             --           --
Canceled                      (2,319,000)        6.48         (20,000)        6.75        (55,000)        6.98
                             -----------                   ----------                  ----------
Ending balance                 2,126,000         6.76       2,056,000         6.93      2,076,000         6.93
                             ===========                   ==========                  ==========

Options exercisable
  at end of year               2,054,000                    2,024,000                   2,059,000
                             ===========                   ==========                  ==========
Weighted average of
   fair value of options
   granted                   $      2.28                  $      2.75                  $     3.03

The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                Options Outstanding                              Options Exercisable
          --------------------------------------------------------------     ---------------------------
                                                Wtd. Avg.
                              Outstanding       Remaining      Wtd. Avg.      Exercisable      Wtd. Avg.
             Range of            as of         Contractual     Exercise          as of         Exercise
          Exercise Prices    Dec. 31, 1997        Life          Price        Dec. 31, 1997      Price
          ---------------    -------------     -----------     ---------     -------------     --------

          $6.75 to $6.88       1,796,000         7.1 years       $6.75          1,796,000       $6.75
           7.38 to 7.81           80,000         8.8              7.71             63,000        7.69
           8.25                  200,000         3.8              8.25            200,000        8.25
                               ---------                                        ---------
           6.75 to 8.25        2,076,000         6.8 years        6.93          2,059,000        6.93
                               =========                                        =========


11.        PREFERRED STOCK

           Authorized preferred stock consists of 2,000,000 shares, $.01 par value, issuable in one or more series with such dividend rates, liquidation preferences and redemption, conversion and voting right restrictions as may be determined by the Company's Board of Directors. No preferred stock has been issued.

12.        CLASS A COMMON STOCK, $.01 PAR VALUE

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

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


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

14.        INCOME TAXES

           The benefit for income taxes is comprised of the following:

FOR THE YEAR ENDED DECEMBER 31,                  1995              1996              1997
                                               -------           -------           -------
Current federal income tax benefit             $   413           $ 8,611           $ 1,066

Deferred federal income tax provision             (156)             (483)               --

Current state income tax benefit                    29             1,521             3,104
                                               -------           -------           -------

Benefit for income taxes                       $   286           $ 9,649           $ 4,170
                                               =======           =======           =======

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


14.        INCOME TAXES (Cont.)

           The following is a reconciliation between the benefit for income taxes and the amounts computed by applying the federal statutory rate of 34% to pre-tax income or loss from continuing operations:

FOR THE YEAR ENDED DECEMBER 31,                                               1995               1996               1997
                                                                            --------           --------           --------
Statutory federal tax (provision) benefit on pre-tax (income) loss          $  7,690           $ (2,809)          $  2,988

State tax benefit (provision), net of federal taxes                            1,388               (507)               270

State tax reversal                                                                --                 --              3,100

(Increase) decrease in valuation allowance                                    (8,898)            12,560             (2,401)

Other, net                                                                       106                405                213
                                                                            --------           --------           --------

Benefit for income taxes                                                    $    286           $  9,649           $  4,170
                                                                            ========           ========           ========

           Deferred tax assets and (liabilities) of the Company consist of the following:

AS OF DECEMBER 31,                          1996              1997
                                          -------           -------
Investment in Rally's                     $ 2,341           $ 2,453
State capital loss carryforward             2,430             2,430
Operating losses                               --             2,215
Depreciation                               (1,056)           (1,152)
Other, net                                    (93)               77
Valuation allowance                        (4,796)           (7,197)
                                          -------           -------
           Subtotal                        (1,174)           (1,174)
Unrealized investment gains, net             (164)           (2,776)
                                          -------           -------
Net deferred tax liabilities              $(1,338)          $(3,950)
                                          =======           =======

           The valuation allowance at December 31, 1996 and 1997 is provided because it is not likely, as defined in SFAS No. 109, Accounting for Income Taxes, that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

           At December 31, 1996, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California, made as a result of their audit of the tax years 1989 through 1991. GIANT had disputed this assessment and had provided documents to support the Company's position during meetings with the New York office of the California State Franchise Tax Board ("CFTB") during 1995 and 1996. As a result of a preliminary proposed adjustment in December 1995, the Company made payments of $259 during 1996. In the third quarter of 1997, the CFTB concluded the audit and accepted the combined reports as originally filed by the Company, with only minor adjustments. The Company's consolidated financial statements had reflected a liability associated with the CFTB proposed assessment. As a result of winning this dispute with the CFTB, the Company recognized a tax benefit of $3,100 in the third quarter of 1997.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


14.        INCOME TAXES (Cont.)

           Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a "personal holding company". In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from "personal holding company" sources, generally defined to be passive income
(the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its "undistributed personal holding company income" at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

15.        LEASES

           The Company leases office and hangar space under operating leases with variable terms. The leases generally include renewal options. Total rental expense for the years 1995, 1996 and 1997 amounted to $231, $186 and $316 respectively.

           Future minimum rental commitments under noncancelable leases with a remaining term in excess of one year as of December 31, 1997 are as follows:

                                1998       $  258
                                1999          273
                                2000          297
                                2001          305
                                2002           96

16.        COMMITMENTS AND CONTINGENCIES

           The Company is involved in various claims and legal proceedings of a nature considered normal to its business. In addition to these actions, The Company is also involved in lawsuits as described in the following paragraphs.

           Mittman/Rally's. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT and Burt Sugarman. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and, on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted but have been unsuccessful. Fact discovery is now set to be completed by the end of April, 1998. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time and does not know if all of the potentially available insurance coverages will apply. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

           Harbor. In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against certain of Rally's officers and directors and GIANT, David Gotterer and Burt Sugarman (listed alphabetically), before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of March 6, 1998 was $981.25 per $1,000 principal amount, approximately 45% higher than the repurchase price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES (Cont.)

transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. Discovery is in the initial stages. No trial date has been scheduled yet. Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

           Shores. In October 1997, the putative class of plaintiffs and the Company agreed through counsel, to settle the class action amicably, which settlement provides for the payment of $125,000 to defray plaintiffs' attorneys' fees and expenses as well as the approval by the Company's Board of Directors of two resolutions confirming certain previously adopted corporate policies. In February 1998, the Los Angeles Superior Court confirmed the Settlement. The Company's applicable insurance should cover all or a substantial portion of the payment. This class action had commenced in February 1996, when Michael Shores on behalf of himself and purportedly all other stockholders of the Company commenced a putative class action against the Company, and certain of the Company's current and former directors, Terry Christensen, David Gotterer, Burt Sugarman and Robert Wynn (listed alphabetically). The complaint, filed before the Los Angeles County Superior Court, alleged that these directors breached their fiduciary duties by adopting a stockholder rights plan, by causing GIANT to sell certain Rally's Senior Notes back to Rally's, by causing GIANT to repurchase certain amounts of its own Common Stock pursuant to its stock repurchase program and by agreeing to the Exchange Offer. The complaint claimed that these actions were undertaken to entrench management rather than for the benefit of the Company and its stockholders. The complaint sought unspecified damages, injunctive relief and a recovery of attorneys' fees and costs. In February 1997, defendants filed a motion to dismiss for failure to make a pre-litigation demand on the Board of Directors to investigate the plaintiffs' claim. The motion asked the court, in the alternative, to stay the litigation to permit the Company to address plaintiffs' claims internally. The motion to dismiss was never heard. Throughout the litigation, the Company denied all wrongdoing. By the settlement and the payment, the Company has not admitted any liability.

           KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman (listed alphabetically), which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. Discovery is on going in KCC's action against the NeoGen Entities and in the related cross-complaint. Trial is scheduled for June 2, 1998. The Company denies all wrongdoing and intends to vigorously defend itself against the cross-complaint. It is not possible to predict the outcome of this action at this time.

           Pike Defamation Action (San Diego). On November 13, 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. This litigation had commenced in November 1996 when Joseph Pike filed a complaint for defamation against GIANT, KCC, Terry Christensen, David Malcolm and Burt Sugarman (listed alphabetically) and Does 1 through 50, in the San Diego County Superior Court. The complaint had sought an unspecified amount of general, special and exemplary damages. All defendants answered the complaint, denying its material allegations and had raised several affirmative defenses.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


16.        COMMITMENTS AND CONTINGENCIES (Cont.)

           Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

         The Company has an employment contract with the Chairman of the Board, President and Chief Executive Officer of the Company that expires on December 31, 2000. The contract calls for an annual base salary of $1,000 and an annual bonus determined, year to year, by the Incentive Compensation Committee of the Board of Directors within specified guidelines of the Incentive Compensation Plan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of GIANT GROUP, LTD.:

We have audited the accompanying consolidated balance sheets of GIANT GROUP, LTD. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP



Los Angeles, California
March 6, 1998

                              GIANT GROUP, LTD.
                           QUARTERLY FINANCIAL DATA
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                                                             Quarter Ended
1997                                                    March 31          June 30         September 30      December 31
----                                                    ---------------------------------------------------------------
Revenue                                                 $   745           $   704           $   709           $   426
Co-ownership program expenses                               463               551             1,684             2,917
Costs and expenses                                        1,231             1,422             1,392             1,089
Equity in earnings (loss) of affiliate                     (143)               14              (172)             (322)
                                                        -------------------------------------------------------------
Loss before benefit for income taxes                     (1,092)           (1,255)           (2,539)           (3,902)
Benefit for income taxes                                     --                --            (3,100)           (1,070)
                                                        -------------------------------------------------------------
Net income (loss)                                       $(1,092)          $(1,255)          $   561           $(2,832)
                                                        =============================================================

Basic earnings (loss) per common share (1)              $ (0.31)          $ (0.39)          $  0.18           $ (0.89)
Diluted earnings (loss) per common share (1)              (0.31)            (0.39)             0.18             (0.89)

Shares - Basic and diluted earnings (loss) per
    common share                                          3,490             3,191             3,181             3,181

(1) The calculation for the quarter ended September 30, 1997 does not include 2,171,000 potentially dilutive stock options, as the effect of these options would be anti-dilutive because the exercise price of these options, ranging from a high of $8.25 to a low of $6.75, exceed the average market price for the quarter.


                                                                             Quarter Ended
1996                                                 March 31           June 30         September 30      December 31
----                                                 ----------------------------------------------------------------
Revenue                                               $  1,452          $  2,612           $  2,815          $  1,139
Co-ownership program expenses                               --                --                 --                24
Costs and expenses                                       1,042             1,155              1,313             1,495
Proxy contest and related legal                             --               736                 --                16
Exchange Offer and related legal                           388               130                 --                --
Gain on sale of investment in affiliate                     --             3,197                 --             2,980
Equity in earnings (loss) of affiliate                     397              (168)                88                50
                                                      ---------------------------------------------------------------
Income before expense (benefit)                            419             3,620              1,590             2,634
    for income taxes
Expense (benefit) for income taxes                          --            (8,563)                51            (1,137)
                                                      ---------------------------------------------------------------
Net income                                            $    419          $ 12,183           $  1,539          $  3,771
                                                      ===============================================================

Basic earnings per common share                       $   0.09          $   2.90           $   0.41          $   1.04
Diluted earnings per common share                         0.08              2.70               0.38              0.96

Shares - Basic earnings per common share (2)             4,678             4,200              3,779             3,639
Options issued to employees and non-
    employee directors (2)                                 455               318                224               307
                                                      ---------------------------------------------------------------
Shares - Diluted earnings per common share               5,133             4,518              4,003             3,946
                                                      ===============================================================

(2) The calculation for the quarter ended September 30, 1996 does not include 200,000 potentially dilutive stock options, as the effect of these options would be anti-dilutive because the exercise price of $8.25 for these options exceed the average market price for the quarter.

QUARTERLY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 10, 11, 12 and 13.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                     1. The following financial statements and schedules of Rally's are attached:

                     Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Consolidated Balance Sheets as of December 29, 1996 and December 28, 1997

                     Consolidated Statements of Operations for each of the three fiscal years in the period ended December 28, 1997

                     Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 28, 1997

                     Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 28, 1997

                     Notes to Consolidated Financial Statements

                     Report of Independent Public Accountants

                     Schedule II - Valuation and Qualifying Accounts, for each of the three fiscal years in the period ended December 28, 1997

                     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (Cont.)

      2.   Financial Statement Schedules.

      The following financial statement schedules of the Company for the three years ended December 31, 1997, 1996 and 1995 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

           Schedule                                                                   Page
                II        Valuation and Qualifying Accounts at December 31, 1997.......S-1

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3.   Exhibits

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

3.1.4           Certificate of Amendment to Restated Certificate of
                Incorporation of the Company, dated May 9, 1994 (filed as
                Exhibit 3.1.4 to the Company's Annual Report on Form 10-K, dated
                March 28, 1995, and incorporated herein by reference).

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

3.2 By-laws of the Company, as amended (filed as Exhibit 1 to the Company's Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1             Rights Agreement of the Company, dated January 4, 1996 (filed as
                Exhibit 1 to the Company's Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1            1985 Non-Qualified Stock Option Plan, as amended (filed as
                Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (Cont.)

      3.   Exhibits (Cont.)

NO.             DESCRIPTION OF EXHIBIT
---             ----------------------

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

10.13 GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12,
                1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.14           GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee
                Directors (Exhibit B in the Notice of Annual Meeting of
                Stockholders held on July 12, 1996, filed with the SEC on June
                7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April
                7, 1997, and incorporated herein by reference).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (Cont.)

      3.   Exhibits  (Cont.)

NO.             DESCRIPTION OF EXHIBIT
---             ----------------------

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

10.17           Employment Agreement dated February 24, 1997, between the
                Company and Burt Sugarman (filed as Exhibit 10.17 to the
                Company's Form 10K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

10.18           Amended and Restated Credit Agreement dated as of November 22,
                1996 among Checkers, CKE as Agent, and the lenders listed therein (filed as Exhibit 4.1 to Checkers Current Report on Form
                8-K dated November 22, 1996, and incorporated herein by reference).

10.19           Warrant to Purchase Common Stock of Checkers Drive-In
                Restaurants, Inc. dated November 22, 1996 (filed as Exhibit 4.3 to Checkers Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.20           SETTLEMENT AND LIMITED RELEASE AGREEMENT between GIANT and
                Fidelity and CKE, dated March 21, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the first quarterly period ended
                March 31, 1997, and incorporated herein by reference).

10.21           Loan agreement ($10,000,000) between GIANT MARINE GROUP, LTD.
                and Debis Financial Services, Inc., dated May 16, 1997 (filed as
                Exhibit 10.1 to the Company's Form 10-Q for the second quarterly period ended June 30, 1997, and incorporated herein by reference).

10.22           Mortgage between GIANT MARINE GROUP, LTD. ("Owner") and Debis
                Financial Services, Inc. ("Mortgage"), dated May 16, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the second quarterly period ended June 30, 1997, and incorporated herein by reference).

10.23 GIANT GROUP, LTD. 1997 Incentive Compensation Plan (Exhibit D in the Notice of Annual Meeting of Stockholders held on May 8,
                1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

16              Letter from Coopers & Lybrand L.L.P. to the SEC dated January
                29, 1996 (filed as Exhibit 1 to the Company's Report on Form
                8-K, dated January 25, 1996, and incorporated herein by reference).

21*             List of Subsidiaries.

23.1*           Consent of Arthur Andersen LLP on Rally's financial statements.

23.2*           Consent of Arthur Andersen LLP on GIANT's financial statements.

27*             Financial Data Schedules.


* FILED HEREWITH

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (Cont.)

      3.   Exhibits  (Cont.)


                (b) REPORTS ON FORM 8-K:

                During the quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

                (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                Described in Item 14 (a) 3 of this Annual Report on Form 10-K.

                (d)  SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

                See Item 14 (a) 1 and 2 for financial statements for 50% or less owned persons and schedules included.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of GIANT GROUP, LTD.:

We have audited in accordance with generally accepted auditing standards the financial statements included in GIANT GROUP, LTD.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index under Item 14(a)2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP



Los Angeles, California
March 6, 1998

SIGNATURES



      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GIANT GROUP, LTD.
                                        Registrant



Date:  March 20, 1998              By:  /s/ BURT SUGARMAN
                                      -----------------------------
                                            Burt Sugarman
                                            Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 20, 1998              By:  /s/ BURT SUGARMAN
                                      -----------------------------
                                            Burt Sugarman
                                            Chairman of the Board and
                                            Chief Executive Officer

Date:  March 20, 1998              By:  /s/ WILLIAM H. PENNINGTON
                                      -----------------------------
                                            William H. Pennington
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

Date:  March 20, 1998              By:  /s/ DAVID GOTTERER
                                      -----------------------------
                                            David Gotterer
                                            Director


Date:  March 20, 1998              By:  /s/ TERRY CHRISTENSEN
                                      -----------------------------
                                            Terry Christensen
                                            Director


Date:  March 20, 1998              By:  /s/ DAVID MALCOLM
                                      -----------------------------
                                            David Malcolm
                                            Director


Date:  March 20, 1998              By:  /s/ JEFF ROSENTHAL
                                      -----------------------------
                                            Jeff Rosenthal
                                            Director

   FINANCIAL STATEMENTS AND SCHEDULES FOR RALLY'S HAMBURGERS, INC. LISTED IN
               PART IV, ITEM 14(a)1. IN THE COMPANY'S FORM 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table provides a comparative view of the Company's operations:

                                                                        (In thousands)
                                                                      Fiscal Years Ended
                                                  --------------------------------------------------------
                                                   December 31,           December 29,        December 28,
                                                       1995                   1996                1997
                                                  ----------------      -----------------    -------------
Income (loss) from operations before restaurant
   closures and other                             $      (5,425)        $     4,110          $      3,478
Provision for restaurant closures and other             (31,045)                (20)                 (158)
                                                  -------------       -------------          ------------
     Income (loss) from operations                      (36,470)              4,090                 3,320

Total other expense, net                                 (9,910)             (8,057)               (7,381)
                                                  -------------       -------------          ------------

     Loss before income taxes and
            extraordinary item                          (46,380)             (3,967)               (4,061)
(Provision) benefit for income taxes                       (539)                675                  (455)
Extraordinary items, net of tax                               -               5,280                     -
                                                  -------------       -------------          ------------

     Net income (loss)                            $     (46,919)        $     1,988          $     (4,516)
                                                  =============       =============          ============

     During 1997, the Company experienced an increase of 2.4% in the loss before income taxes and extraordinary item. The 1996 extraordinary gain, net of tax, of approximately $5.3 million, or $.31 per share from the Company's early retirement of certain of its outstanding Senior Notes, at amounts below carrying value, resulted in the Company reporting net income for fiscal 1996. The transactions involving the Senior Notes were opportunities created by the Company's conservation of cash during the second half of 1995 and the depressed market price of the Senior Notes during the year. In addition, the transactions resulted in a reduction of net interest expense in 1997 of approximately $2.1 million and $.8 million as compared to 1995 and 1996, respectively. These transactions are more fully described in Note 10 to the accompanying consolidated financial statements.

         As more fully discussed in Note 13 to the accompanying financial statements, the Company's effective tax rates on its reported pre-tax losses differ significantly from statutory rates, due primarily to concerns as to the ultimate realizability of net operating loss carryforwards. Until circumstances otherwise indicate that realization becomes more likely than not, no additional benefit will be recognized.

         As evidenced in the table above, the provision for restaurant closures and other was significantly reduced in 1996 and 1997 from the prior year levels. These reductions are primarily attributable to the 1996 and early 1997 strengthening of the store level economics, which have improved the Company's ability to recover, at a minimum, its store level investment and to prior writedowns of underperforming assets, reducing the need at this time for additional writedowns of Company assets. See the section below entitled "Restaurant Closures and Other" for a more detailed discussion.

      The Company's income from operations before restaurant closures and other in fiscal 1997 declined $0.8 million from the prior year. Improved restaurant costs of sales in fiscal 1997 were offset by continued declining same store sales. The Company continues to refine its turnaround strategy as results show the relative success or the need for reassessment for the various components. The plan contains four key strategies that are designed to create a consistently profitable environment: (i) strengthen the balance sheet and reduce fixed costs,
(ii) improve store level profitability, (iii) establish an effective brand positioning and (iv) pursue various growth opportunities. The results of and plans for each strategy are more fully discussed below:

      Although the Company's debt level is still high, the Company has made substantial progress in improving its balance sheet and reducing fixed costs. Interest cost was reduced by another $1.2 million in 1997 after decreasing

$2.1 million in 1996, interest was significantly reduced through the retirement of approximately $22 million face value of the Company's Senior Notes in January 1996 and an additional $4.7 million during the fourth quarter of 1996. In addition, $10.8 million in gross proceeds were generated through the Company's Rights Offering completed in September, 1996. The proceeds from the Offering were used to pay off debt of approximately $4.5 million and the remainder is being used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes. Outstanding warrants from a Rights Offering and from a separate issuance of 1,500,000 additional warrants in December, 1996, (see "Liquidity and Capital Resources") if exercised, would raise an additional $17.4 million in cash proceeds. The Company also made progress in disposing of surplus assets in 1996 and 1997, as assets held for sale declined by approximately $5 million from the end of 1995. On December 18, 1997, the Company acquired approximately 19.1 million shares of Checkers Drive-In Restaurants ("Checkers") pursuant to an exchange agreement in which the Company's common and preferred shares were issued as consideration. This agreement aligns the Company with its counterpart in the double drive-thru segment, and enhances the ability to create synergies that will benefit both Companies. This is evidenced by the Management Services Agreement dated November 30, 1997, pursuant to which Checkers is providing certain management services to the Company. The agreement creates the opportunity for the Company to continue to show key reductions in general and administrative expense. In fiscal 1997, the Company reduced its general and administrative costs by $1.0 million after a $2.2 million reduction in the prior year.

         The Company has made progress in the second key strategy of its turnaround plan, as store-level profitability has improved since 1995. Although the Company has experienced a 10.9% decline in sales during 1997, the decline in restaurant operating margins was only .5%. Much of the improvement since 1995 has resulted from the Company's cost reduction actions related to food, paper and labor which were implemented in the beginning of the second quarter of 1996 and are further discussed in "Results of Operations." The primary impact of these changes was realized during the third and fourth quarters of 1996 and was reflected in the Company's store profit margins. Improvement in store level profitability also resulted from the elimination of heavy discounting that drove traffic increases but adversely affected the Company's profitability.

      The Company's third key strategy in its turnaround plan will be the primary focus going into 1998. Although the Company generated net income from operations in 1996 and 1997, same store sales have declined during that period. To combat this negative trend in sales, management believes an effective brand positioning is essential in order to grow same store sales. During 1997, the Company's brand positioning included a "Bigger, Better, Burger" campaign, which included the introduction of two new premium burgers, new and more impactful menu boards, and new advertising. The Company believes that although elements of this program showed promise, the positioning did not differentiate the Company enough to reverse the decline in sales. Therefore, the positioning for 1998 has evolved into a campaign focusing on taste, supported by advertising designed to create a point of difference that the leaders in the fast food hamburger segment will find difficult to duplicate.

      The final strategy in the Company's turnaround plan is to pursue growth opportunities. In 1997, the Company opened nine stores and franchisees opened 19 stores. In addition to growth in the number of stores, the indoor dining test being conducted in the Louisville market may provide customer count growth in existing stores. The Company believes that a well-managed double drive-thru concept can be profitable, but remaining exclusively in this arena excludes a segment of the population that desires an indoor dining experience. Research has indicated that a segment of the population does not even consider Rally's as a place to eat because of the lack of indoor seating. As of March, 1998, the Company had five dining rooms in test, where the passenger side drive-thru lane had been removed and a 20 to 50 seat dining room was added to the side of the existing unit. Early sales results at these units have been encouraging, however, the Company continues to work to reduce the costs to construct these dining rooms in order to improve the return on this investment. The Company also plans to test other dining room designs that could retain the speed of service expected with two drive-thru lanes.

     Further discussion of the factors affecting results of operations is included below.

Restaurant Closures And Other

     Certain charges in fiscals 1995, 1996 and 1997 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies and are discussed in further detail below.

     Prior to 1995, the Company's management had initiated efforts to franchise or selectively divest itself of approximately 60 Company-Owned stores in selected markets. This strategy was expected to allow the Company to concentrate on regaining sales, profit and cash flow momentum in its other markets through stronger focus on a smaller number of its most profitable markets. The Company believed that franchisees would be better able to concentrate on the units that had not been top performers and achieve near term improvements in the performance of those units. Prior to 1995, the Company recorded a charge of $8.0 million which represented an estimate of the difference between the estimated net realizable value, given the then most likely divestiture/disposal plan, and the net book value of these restaurants and markets.

     Early in 1995, six of the 60 units, five of which were in one market, were closed and sublet. During the third quarter, 1995, management concluded that it was unlikely that much of the 1994 plan of disposal described above could be executed. For this reason, the Company decided to close up to 16 of the remaining restaurants, resulting in additional charges in the third quarter of 1995 of approximately $400,000 to reflect additional writedown of the property and equipment to currently estimated net realizable values and approximately $2.3 million to record reserves for expected future occupancy related costs. Eight of these restaurants were closed as of December 31, 1995. Six additional restaurants were closed in 1996. The Company decided in 1996 to continue to operate 2 of these 16 restaurants until such time that the leases have expired or the properties have been sublet. The Company decided to continue to operate the remaining 38 stores previously included in the original 60 restaurants. With the restaurant closures discussed above and without the burden of impending closure associated with the prior plan regarding these markets, management believes that the markets represent acceptable growth opportunities for future development.

     Management also decided to close nine non-profitable restaurants in certain of its core markets resulting in charges in the third quarter of 1995 of approximately $1.9 million related to the writedown of assets to their net realizable values and $1.9 million to record expected future occupancy related costs. Seven of these restaurants were closed as of December 31, 1995. The Company decided in 1996 to continue to operate two of these restaurants, one of which is being operated by CKE, as part of a management agreement with the Company.

     During the third quarter of 1995, charges were recorded of approximately $3.3 million to dispose of the assets located on eight sites in the Houston, Texas market which had been operated as Company units and then leased to a former franchisee. The Company decided not to refranchise these units due to failure to identify a suitable franchise candidate which management believed had adequate and evident financial resources to successfully open the Houston market. This charge consisted of a writedown of approximately $2.7 million of the assets to their estimated net realizable values and reserves of approximately $600,000 for expected future occupancy related costs.

     In 1995, 18 additional modular buildings became unutilized, as expected Company development continued to be reduced and decisions were made regarding other restaurant closures. At December 31, 1995, the Company had available for sale 54 substantially completed modular restaurant buildings, which were not expected to be assigned to future Company development. In order to recognize the impact of the additional unutilized buildings and to more competitively price all of the modular buildings available for sale, the Company recorded charges of approximately $1.6 million in the third quarter of 1995 and $458,000 in the fourth quarter of 1995. The charges of $2.3 million related to third quarter 1995 closure decisions, described above, also included approximately $1.5 million related to an additional writedown on modular buildings which were previously utilized at those locations. During 1996 and 1997, the Company sold 20 buildings and 12 buildings, respectively. During 1996, the Company closed six restaurants and during 1997 redeployed two buildings for corporate development. At December 28, 1997, 26 buildings remain available for sale which are being marketed to franchisees and others. Current expectations of net realizable value are based on the Company's experience related to marketing the buildings.

     The Company recorded approximately $1.5 million in charges in the third quarter of 1995 related to further writedowns on excess land idled by slowdowns in the Company's expansion plans. Such land had been scheduled to be auctioned during the fourth quarter of 1995. These auctions occurred in the fourth quarter and closed in the first quarter of 1996. The absolute auctions generated lower than anticipated sales prices, and additional losses of $1.1 million were recorded in the fourth quarter of 1995. As further discussed in "Liquidity and Capital Resources," these sales provided cash flow of approximately $2.4 million, primarily in the first quarter of 1996.

     During the fourth quarter, 1995 the sublessee of five of the six sites closed under the November, 1994 plan, defaulted on the terms of the sublease agreements, resulting in charges of $483,000 related to occupancy and $430,000 to reduce the carrying value of the tangible assets to management's estimate of fair value less cost to sell.

     Due to concerns about obsolescence and abnormal wear and tear associated with transport and storage of surplus equipment, management recorded an $820,000 writedown in December, 1995 of the equipment's carrying value. Additionally, fourth quarter, 1995 charges totaling approximately $1.1 million were recorded to reflect changes in the estimated net realizable values of the Company's remaining surplus assets and properties.

     As described above, a substantial portion of the charges in fiscal year 1995 related to asset writedowns. The remainder of the charges related substantially to the establishment of reserves for expected future occupancy-related costs. During 1996, the Company revised its estimate of net realizable value for five of its poor performing restaurants in Montgomery, Alabama based upon an existing agreement to sell the restaurants to a non-affiliated restaurant operator. Such change in estimate resulted in a reduction of approximately $232,000 in related reserves. In addition, during the fourth quarter of 1996, management decided to reopen three units previously closed and to continue to operate a fourth unit that had been designated for closure, resulting in a reduction in the reserves for future occupancy-related costs of approximately $659,000. In addition, approximately $87,000 in other charges for net changes in estimated asset recovery were recorded during 1996. During 1997, the Company closed two restaurants and recorded provisions to terminate leases on existing corporate office facilities and revised certain reserves previously established, resulting in net provisions for restaurant closures and other of $158,000. Such adjustments to the reserves are included in the caption "Provision for restaurant closures and other" on the accompanying Statement of Operations. As of December 28, 1997, approximately $4.6 million remained in the reserve for expected future occupancy-related costs which is net of estimated future sublease recoveries. Assets held for sale of $1.1 million at December 28, 1997 resulting from the actions noted above consist mainly of surplus land, buildings and equipment. The expected disposal dates for these assets are over the next 12 months. The carrying amounts of such assets to be disposed of are shown separately on the accompanying consolidated balance sheets.

     In addition to the charges described above, 1995 results include approximately $13.7 million of certain charges recorded in the fourth quarter related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This charge represents impairment of the carrying value of the assets of 37 stores based on management's future cash flow estimates given then current base lines and reasonable trend assumptions. Additional impairment reserves of approximately $824,000 were recorded during 1996, primarily related to three underperforming restaurants. No additional restaurants were determined to be impaired in 1997. See Notes 3 and 16 to the accompanying consolidated financial statements.

General

     Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income and operating data for the periods indicated:


                                                                     Fiscal Years Ended
                                           -----------------------------------------------------------------------
                                            January 2,    January 1,   December 31,   December 29,   December 28,
                                               1994          1995          1995           1996           1997
                                           ------------- ------------- -------------  -------------  -------------
Revenues:
Restaurant sales                                 95.1%         95.8%         96.2%          96.1%          96.2%
Franchise revenues and fees                       4.9           4.2           3.8            3.6            3.3
Owner fee income                                    -             -             -             .3             .5
                                           ------------- ------------- -------------  -------------  -------------
                                                100.0%        100.0%        100.0%         100.0%         100.0%
                                           ------------- ------------- -------------  -------------  -------------
Costs and expenses:
Restaurant cost of sales (1)                     35.2%         35.0%         35.7%          34.3%          32.5%
Restaurant operating expenses (1)                42.5          43.3          46.0           44.2           42.8
General and administrative expenses              10.5          10.1          10.4           10.7           10.7
Advertising and promotion expenses (1)            7.0           6.1           7.3            5.0            7.1
Depreciation and amortization (1)                 6.1           7.9           7.2            6.3            6.5
Owner expense (2)                                   -             -             -          169.1          153.2
Warrant Expense                                     -             -             -              -             .6
Other charges (credits)                           7.2           9.3          16.4              -             .1

Income (loss) from operations                    (4.0)         (7.9)        (19.3)           2.5            2.3
Total other (expense)                            (3.7)         (5.1)         (5.3)          (5.0)          (5.1)
                                           ------------- ------------- -------------  -------------  -------------
Net income (loss) before income taxes
   and extraordinary items                       (7.7)        (13.0)        (24.6)          (2.5)          (2.8)

Net income (loss)                                (5.1)%       (10.3)%       (24.8)%          1.2%          (3.1)%
                                           ============= ============= =============  =============  =============

Number of restaurants:
Restaurants open at the beginning of              450           520           542            481            467
   period
                                           ------------- ------------- -------------  -------------  -------------
Company restaurants opened (closed or
   transferred), net during period                 55            (2)          (11)           (30)            20
Franchised restaurants opened (closed or
   transferred), net during period                 15            24           (50)            16            (10)
                                           ------------- ------------- -------------  -------------  -------------
Total restaurants opened (closed or
   transferred), net during period                 70            22           (61)           (14)            10
                                           ------------- ------------- -------------  -------------  -------------
Total restaurants open at end of period           520           542           481            467            477
                                           ============= ============= =============  =============  =============

--------------------------
(1)  As a percentage of restaurant sales.
(2)  As a percentage of owner fee income.


Results of Operations

Fiscal Year Ended December 28, 1997 Compared With Fiscal Year Ended December 29, 1996

     Systemwide sales declined 8.4% for 1997 to approximately $290.1 million compared with approximately $316.7 million a year ago. This decrease is attributable primarily to same store sales declines of 8.2% systemwide. The decline in same store sales is primarily due to the highly competitive environment during 1997 during which many competitors continued to discount their menu items.

     Total company revenues decreased 11% to approximately $144.9 million in 1997 compared with approximately $162.8 million in 1996. Company-owned restaurant sales decreased 11% to approximately $139.4 million due to a 9.2% decline in same stores sales and fewer Company units in operation. During the year, the Company opened 9 new restaurants, re-opened three restaurants previously closed, acquired 11 restaurants from franchisees, closed 2 units and transferred 1 restaurant to a franchisee. Franchisees, exclusive of CKE, opened 19 new units, acquired 1 unit from the Company, closed 19 units and transferred ownership of 11 restaurants to the Company.

     Restaurant cost of sales, as a percentage of sales, decreased to 32.5% for 1997 compared with 34.3% for 1996. This decrease is attributable primarily to various cost reduction actions taken during 1997 and the second half of 1996. Management's efforts to improve food and paper costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Checkers to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers.

     Restaurant operating expenses, the major component of which is labor and related expenses, were 42.8% of sales for 1997 compared with 44.2% for 1996. The improvement is primarily attributable to reductions in management and crew labor that resulted from implemented changes in staffing levels and labor deployment. The reduction in operating expenses was achieved despite the inclusion of several expense categories that are fixed in nature. The closing of poorer performing units and the transfer of operational responsibility for certain higher fixed cost restaurants in Western markets to CKE that occurred on July 1, 1996 enabled the company to show improvement in this category despite the decline in same store sales.

     General and administrative expenses decreased $1.9 million in 1997 due primarily to reductions in the corporate and field operations staff and lower levels of bad debt expense, partially offset by higher legal fees but remained consistent as a percent of revenues due to the reductions in total revenues.

     Advertising expenses increased approximately $2.2 million to 7.1% of sales for 1997 compared to 5.0% for 1996. During the first quarter of 1997, the company initiated a new campaign that made greater use of television advertising than in previous years which also contributed to the increased cost. Media expenditures were curtailed during the fourth quarter of 1996 as management worked with the new advertising agency on new creative and brand positioning.

     Depreciation and amortization decreased to approximately $9.1 million as compared to approximately $9.8 million for the prior year. This decrease is primarily due to a segregation into owner expense of depreciation and amortization associated with the CKE-operated properties as of July 1, 1996 and certain assets becoming fully depreciated during 1997.

     Owner expense of approximately $1.1 million for 1997 represent the Company's segregated ownership cost related to the 29 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

     Warrant expense was approximately $940,000 in 1997 compared to approximately $20,000 in 1996. The expense is related to warrants that were issued to CKE and Fidelity National Financial, Inc. in a private placement on December 20, 1996. See "Liquidity and Capital Resources" and Note 4 to the accompanying consolidated financial statements, for further discussion.

     Interest expense decreased 13.8% to approximately $7.4 million for 1997 as compared to approximately $8.6 million for 1996 primarily due to the early extinguishment of debt during the fourth quarter of 1996. See "Liquidity and Capital Resources" and Note 10 to the accompanying consolidated financial statements, for further discussion.

     Interest income was higher for 1997 as compared to 1996 due to increases in the average daily invested amounts.

     During the fourth quarter of 1997, the Company recorded equity in the loss of affiliate of $720,000 based upon it's share of the losses of Checkers for December 1997 and the amortization of related goodwill. See "Item 1: Business, Recent Acquisitions" and Note 2 to the accompanying Consolidated Financial Statements.

         The Company's 1997 tax provision is approximately $455,000 representing estimated state taxes versus a prior year net tax provision of $675,000 (obtained by netting the tax benefit line with the tax expense of approximately $1.4 million which has been netted against the extraordinary gain). Of the prior year net amount, $575,000 related to state taxes expected to be payable and $100,000 related to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

Fiscal Year Ended December 29, 1996 Compared with Fiscal Year Ended December 31, 1995

     Systemwide sales declined 11% for 1996 to approximately $316.7 million compared with approximately $355.7 million in 1995. This decrease is attributable to the comparatively lower number of units in operation in 1996 and to same store sales declines of 7% systemwide. The decline in same store sales is primarily due to the lower customer counts experienced upon the elimination of deep discounting programs in the third and fourth quarters of 1996 and to the reduced media spending in the fourth quarter of 1996.

     Total Company revenues decreased 14% to approximately $162.8 million in 1996 compared with approximately $188.9 million in 1995. Company-owned restaurant sales decreased 14% to approximately $156.5 million due to fewer Company units in operation, a 6% decline in same store sales, and a decline of approximately $9 million due to the Company's operating agreement with CKE, as discussed in "Liquidity and Capital Resources." During 1996, the Company opened 6 units, closed 8 units, and transferred operational responsibility to CKE for 28 units. Franchisees, exclusive of CKE, opened 15 units and closed 26 units. Five of the Company closures which were in the Montgomery DMA were sold in September, 1996.

     Restaurant cost of sales, as a percentage of sales, decreased to 34.3% for 1996 compared with 35.7% for 1995. This decrease is attributable primarily to various cost reduction actions taken during the second half of 1996, partially offset by higher food and paper costs as a percentage of sales in the first six months of 1996. These cost reduction actions include selective changes in some product and packaging specifications as well as renegotiation of purchase terms and selection of alternative vendors. The increase in cost of sales in the first half of 1996 resulted primarily from a carryover of deep discounting programs in the first quarter of 1996 and to a shift in product mix sold, reflecting the impact of a larger percent of Big Buford(TM) sandwich sales in the first two quarters of 1996 compared to the same period of 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

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

     General and administrative expenses decreased in 1996, on both a dollar and a percentage of sales basis. This decrease is caused primarily by reductions in the corporate and field operations staffs, and by lower levels of bad debt and other dead project charges, partially offset by higher legal fees.

     Depreciation and amortization decreased to approximately $9.8 million in 1996 as compared to approximately $13.0 million for the prior year. This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter 1995, to a decrease in the number of properties being operated by the Company, and to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

     Owner expense of approximately $744,000 for 1996 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

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

         The Company's net tax provision is approximately $675,000 (obtained by netting the tax benefit line with the tax expense of approximately $1,350,000 which has been netted against the extraordinary gain). Of the net amount, $575,000 is related to state taxes expected to be payable and $100,000 related to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

Liquidity and Capital Resources

         The Company's cash flow from operating activity was approximately $8.3 million for 1997 compared with approximately $543,000 for 1996 and approximately $8.5 million for 1995. The notable increase in 1997 from 1996 resulted primarily from changes in working capital, specifically the increased balances in accounts payable and accrued liabilities compared to a significant decreases in 1996. The decreased balances in accounts payable in 1996 was due to decreased food and paper costs as a percentage of sales and to decreased overall sales volumes. The decreased overall sales volumes are attributable to the factors discussed above in the year to year comparisons.

         Capital expenditures of approximately $6.8 million for 1997 were funded primarily through sales of surplus properties and existing cash balances. Approximately $4.8 million of these expenditures were for the construction or conversion of new stores in 1997. Additionally, in 1997, $510,000 was spent to add dining rooms to three test units and $158,000 had been spent adding dining rooms to two other units, completion of which occurred during 1998. Remaining capital expenditures in 1997 of $1.4 million were primarily for the purchase and installation of certain replacement equipment and menuboards as well as the purchase of the land.

         In July 1997, the Company acquired 10 units located in Arkansas from a franchisee for approximately $2.8 million, including $2.2 million in cash. In addition, the Company assumed five ground lease obligations, five ground and building lease obligations and entered into three additional ground leases. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by the seller to the Company.

         The Company plans to use available cash flow to open additional indoor dining facilities in 1998. The number of units to be opened will be dependent on, among other factors, analysis of the five test units, permitting issues, cost engineering issues and available cash flow.

         In January 1996, the Company repurchased, in two transactions, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of the Notes in exchange for a short-term note of approximately $4.1 million due in three installments of principal and interest, bearing interest at prime. The Company paid the final installment together with accrued interest on this note on September 27, 1996. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Senior Notes from various other bondholders for approximately $4.5 million in cash. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million.

         Principal payments of debt and capital leases totaled approximately $1.5 million during 1997. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $1.6 million from approximately $28.3 million.

          The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The Company expects cash generated from these assets to decline as the amount of assets held for sale decreased from $2.0 million in 1996 to $1.1 million in 1997. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized.

         On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 29 (2 of which have been converted to a Carl's Jr. format) Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as Owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as Owner expenses in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating cash flow of approximately $790,000 in 1997 and $340,000 in the last six months of 1996.

         The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants, if exercised, would provide approximately $10.8 million for the Company's future growth. The proceeds from the Offering have been used in 1997 to retire debt of approximately $4.5 million and the remainder has been used primarily in 1997 for new store construction, refurbishment of some existing restaurants and for other general corporate purposes.

         On October 21, 1996, the Company was notified by the indenture trustee that the noteholder consent it had been soliciting had been approved by the required majority of the holders of record of its 9 7/8% Senior Notes due 2000. The consent will allow two of the Company's current stockholders, CKE and Fidelity National Financial, Inc. and/or their affiliates, to acquire 35% or more of the outstanding shares of the Company's common stock without triggering "Change in control" provisions requiring the Company to offer to purchase the Senior Notes at 101% of their face value. This gives the Company greater flexibility to raise capital in the future, and it gives two of its largest stockholders the ability to increase their investment in the Company.

         On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. See Note 4 to the accompanying consolidated financial statements for further discussion.

         Management has plans in place to improve profitability and cash flows from operations. Additionally, management believes that, given the improvements in operating results, the Company will realize the positive cash flows from the exercise of Warrants discussed in Note 4. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)

                                                                                                    December 29,   December 28,
                                                                                                     1996             1997
                                                                                                   -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $   2,285      $    4,008
   Restricted cash                                                                                     1,649           1,380
   Investments                                                                                         1,958             446
   Royalties receivable, net of a reserve for doubtful accounts of $1,405 and $231,                      437             394
     respectively
   Accounts and other receivables (including $565 and $1,078, respectively, from related
     parties), net of a reserve for doubtful accounts of $301 and $200, respectively                   1,698           1,555
   Inventory, at lower of cost or market                                                                 794           1,052
   Prepaid expenses and other current assets                                                             999           1,057
   Assets held for sale                                                                                  596           1,076
                                                                                                   -------------  --------------
         Total current assets                                                                         10,416          10,968

Assets held for sale                                                                                   1,426               -
Property and equipment, net                                                                           69,806          68,067
Investment in affiliate                                                                                    -          24,988
Notes receivable, (including $127 and $86, respectively, from related parties),  net of a
   reserve for doubtful accounts of $853 and $231, respectively                                          773             872
Goodwill, less accumulated amortization of $2,243 and $2,811, respectively                            10,482           9,913
Reacquired franchise and territory rights, less accumulated amortization of $1,984 and                11,439          12,758
  $2,991, respectively
Other intangibles, less accumulated amortization of $2,459 and $2,894, respectively                    4,769           4,334
Other assets, less accumulated amortization of $1,101 and $1,400, respectively                         3,147           2,397
                                                                                                   -------------  --------------
         Total assets                                                                              $ 112,258      $  134,297
                                                                                                   =============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                                                 $  4,884       $   7,076
   Accrued liabilities                                                                                13,600          13,507
   Current maturities of long-term debt and obligations under capital leases                           1,484           1,194
                                                                                                   -------------  --------------
         Total current liabilities                                                                    19,968          21,777

Senior notes, net of discount of $429 and $321, respectively                                          57,897          58,005
Long-term debt, less current maturities                                                                4,775           4,017
Obligations under capital leases, less current maturities                                              5,408           5,228
Other liabilities                                                                                      4,845           3,757
                                                                                                   -------------  --------------
         Total liabilities                                                                            92,893          92,784
                                                                                                   -------------  --------------

Commitments and contingencies (Note 12)

Shareholders' equity:
   Preferred stock, $.10 par value, 5,000,000 shares authorized, -0- and 45,667 shares
     issued, respectively                                                                                  -               5
Common stock, $.10 par value, 50,000,000 shares authorized, 20,788,000 and 24,836,900 shares
   issued, respectively                                                                                2,079           2,484
Additional paid-in capital                                                                            71,023          97,277
Less:  Treasury stock, 273,445 shares, at cost                                                        (2,108)         (2,108)
Retained deficit                                                                                     (51,629)        (56,145)
                                                                                                   -------------  --------------
         Total shareholders' equity                                                                   19,365          41,513
                                                                                                   -------------  --------------
         Total liabilities and shareholders' equity                                                $ 112,258      $  134,297
                                                                                                   =============  ==============

 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                 Fiscal Years Ended
                                                                 ----------------------------------------------------
                                                                  December 31,      December 29,      December 28,
                                                                      1995              1996              1997
                                                                 ----------------  ----------------  ----------------
REVENUES:
   Restaurant sales                                               $     181,778     $     156,445     $     139,350
   Franchise revenues and fees                                            7,081             5,867             4,838
   Owner fee income                                                           -               440               742
                                                                  ----------------  ----------------  ----------------
         Total revenues                                                 188,859           162,752           144,930
                                                                  ----------------  ----------------  ----------------

COSTS AND EXPENSES:
   Restaurant costs of sales                                             64,813            53,712            45,241
   Restaurant operating expenses, exclusive of depreciation and
     amortization and advertising and promotion expenses                 83,671            69,164            59,629
   General and administrative expenses                                   19,606            17,397            15,451
   Advertising and promotion expenses                                    13,188             7,767             9,948
   Depreciation and amortization                                         13,006             9,838             9,106
   Owner expense                                                              -               744             1,137
   Warrant expense                                                            -                20               940
   Provision for restaurant closures and other                           31,045                20               158
                                                                  ----------------  ----------------  ----------------
         Total costs and expenses                                       225,329           158,662           141,610
                                                                  ----------------  ----------------  ----------------

Income (loss) from operations                                           (36,470)            4,090             3,320
                                                                  ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE):
   Interest expense                                                     (10,682)           (8,622)           (7,431)
   Interest income                                                          538               614               749
   Equity in loss of affiliate                                                -                 -              (720)
   Other                                                                    234               (49)               21
                                                                  ----------------  ----------------  ----------------
         Total other (expense)                                           (9,910)           (8,057)           (7,381)
                                                                  ----------------  ----------------  ----------------

Loss before income taxes and extraordinary items                        (46,380)           (3,967)           (4,061)
PROVISION (BENEFIT) FOR INCOME TAXES                                        539              (675)              455
                                                                  ----------------  ----------------  ----------------

Loss before extraordinary items                                         (46,919)           (3,292)           (4,516)
EXTRAORDINARY ITEM (net of tax expense of $1,350)                             -             5,280                 -
                                                                  ----------------  ----------------  ----------------
Net income (loss)                                                  $    (46,919)    $       1,988     $      (4,516)
                                                                  ================  ================  ================

Earnings (loss) per common share:
   Loss before extraordinary item                                 $       (3.00)    $        (.19)    $        (.22)
   Extraordinary item                                                         -               .31                 -
                                                                  ----------------  ----------------  ----------------

Basic earnings (loss) per common share                            $       (3.00)    $         .12     $        (.22)
                                                                  ================  ================  ================
Diluted earnings (loss) per common share                          $       (3.00)    $         .12     $        (.22)
                                                                  ================  ================  ================
Weighted average shares outstanding                                      15,620            17,007            20,709
                                                                  ================  ================  ================





 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                           Common Stock                Preferred Stock
                                                     ---------------------------- ----------------------------
                                                       Shares    Shares              Shares     Shares
                                                     Authorized  Issued    Amount  Authorized   Issued  Amount
                                                     ----------  ------    ------  ----------   ------- ------
Balances at January 1, 1995                           25,000     15,837   $ 1,584      -          -     $  -

Amendment to the Charter (A)                          25,000       -          -        -          -        -
Issuance of common stock                                -            90         9      -          -        -
Treasury stock acquired                                 -          -          -        -          -        -
Net loss                                                -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at December 31, 1995                         50,000     15,927     1,593      -          -        -

Issuance of common stock                                -            35         3      -          -        -
Authorization of preferred stock
 (B)                                                    -          -          -      5,000        -        -
Shareholders Rights Offering                            -         4,826       483      -          -        -
Compensatory stock options and
   warrants                                             -          -          -        -          -        -
Net income                                              -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at December 29, 1996                         50,000     20,788     2,079    5,000        -        -

Issuance of common stock                                -           140        14      -          -        -
Compensatory stock options and
   warrants                                             -          -          -        -          -        -
Issuance of common stock and
   preferred to acquire
   investment in affiliate                              -         3,909       391      -          46       5
Net loss                                                -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at  December 28, 1997                        50,000     24,837   $ 2,484    5,000        46    $  5
                                                      ======     ======   =======    =====      ======  ======

                                                             Treasury Stock
                                                             and Contingent
                                                                 Shares
                                                            ------------------
                                                                                Additional  Retained
                                                                                 Paid-In    Earnings     Total
                                                            Shares    Amount     Capital    (Deficit)   Equity
                                                            ------   --------   ---------   ---------  ---------
Balances at January 1, 1995                                 (239)    $ 2,009)   $  60,610   $ (6,698)   $ 53,487

Amendment to the Charter (A)                                  -         -            -           -          -
Issuance of common stock                                      -         -             194        -           203
Treasury stock acquired                                      (34)        (99)        -           -           (99)
Net loss                                                      -         -            -       (46,919)    (46,919)
                                                            ------   --------   ---------   ---------    --------
Balances at December 31, 1995                               (273)     (2,098)      60,804    (53,617)       6,672

Issuance of common stock                                      -          -             74        -             77
Authorization of preferred stock
 (B)                                                          -          -            -          -           -
Shareholders Rights Offering                                  -          -          9,975        -         10,458
Compensatory stock options and
   warrants                                                   -          -            170        -            170
Net income                                                    -          -            -        1,988        1,988
                                                            ------   --------   ---------   ---------    --------
Balances at December 29, 1996                               (273)     (2,108)      71,023    (51,629)      19,365

Issuance of common stock                                      -          -            264        -            278
Compensatory stock options and
   warrants                                                   -          -            957        -            957
Issuance of common stock and
   preferred to acquire
   investment in affiliate                                    -          -         25,033        -         25,429
Net loss                                                      -          -            -       (4,516)      (4,516)
                                                            ------   --------   ---------   ---------    --------
Balances at  December 28, 1997                              (273)    $(2,108)   $  97,277   $(56,145)    $ 41,513
                                                            ======   ========   =========   =========    ========

----------------------
(A) On May 13, 1995, stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 50,000,000.

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



                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                      Fiscal Years Ended
                                                                        -----------------------------------------------
                                                                         December 31,    December 29,    December 28,
                                                                             1995            1996            1997
                                                                        ---------------  --------------  --------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   (46,919)     $     1,988     $      (4,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                           13,006           10,482            10,106
     Extraordinary items, before tax expense of $1,350                            -           (6,630)                -
     Provision for restaurant closures and other                             31,045               20               158
     Provision for losses on receivables                                      1,507              968              (392)
     Other                                                                    2,276            1,245               101
     Loss on sale of property and equipment                                       -                -             1,025
     Warrant expense                                                              -               20               940
     Equity in loss of affiliate                                                  -                -               720
     Changes in assets and liabilities net of effects from business combinations:
       (Increase) decrease in assets:
         Receivables                                                            775             (306)             (331)
         Inventory                                                              (63)             262              (196)
         Prepaid expenses and other current assets                              185              161              (376)
         Other assets                                                           292             (121)              221
       Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                             7,815           (6,011)            2,083
         Deferred income taxes                                                    -                -              (107)
         Other liabilities                                                   (1,424)          (1,535)           (1,178)
                                                                        ---------------  --------------  --------------
           Net cash provided by operating activities                          8,495              543             8,258
                                                                        ---------------  --------------  --------------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   (Increase) decrease in investments                                          (848)           2,975             1,512
   Notes receivable                                                             154              312               256
   Pre-opening costs                                                            (45)            (156)             (237)
   Capital expenditures                                                      (3,405)          (2,306)           (6,845)
   Proceeds from the sale of property and equipment                           4,266            4,392             1,872
   (Increase) decrease in intangible assets                                    (111)             (39)                -
   Acquisition of businesses, net of cash acquired                           (1,931)               -            (2,172)
   Proceeds from the sale of a business                                       2,730                -                 -
                                                                        ---------------  --------------  --------------
           Net cash used in investing activities                                810            5,178            (5,614)
                                                                        ---------------  --------------  --------------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   (Increase) in restricted cash                                               (683)            (966)              269
   Payment of organization and development costs                                 (3)               -                 -
   Principal payments of debt                                                (2,114)          (1,696)           (1,075)
   Senior Notes retirement                                                        -          (19,612)                -
   Issuance of common stock, net of costs of issuance                           203           10,535               298
   Principal payments on capital lease obligations                             (604)            (508)             (413)
                                                                        ---------------  --------------  --------------
           Net cash provided from (used in) financing activities             (3,201)         (12,247)             (921)
                                                                        ---------------  --------------  --------------
           Net increase (decrease) in cash                                    6,104           (6,526)            1,723

CASH AND CASH EQUIVALENTS, beginning of period                                2,707            8,811             2,285
                                                                       ----------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                $     8,811      $     2,285     $       4,008
                                                                        ===============  ==============  ==============

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


                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular dollars in thousands, except per share amounts)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

              The accompanying consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". The investment in affiliate, which is owned more than 20% and less than 50% represents an investment in Checkers Drive-In Restaurants, Inc. and is recorded on the equity method (see Note 2). All significant intercompany accounts and transactions have been eliminated.

              Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 28, 1997, the Rally's system included 477 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 229 Company-owned and operated, 221 franchised and 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

              Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings. The manufacturing business was sold in January 1995.

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

     d)  INVENTORY

              Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

     e)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                              Fiscal Years Ended
                                               -------------------------------------------------
                                                December 31,     December 29,     December 28,
                                                    1995             1996             1997
                                               --------------- ----------------- ---------------
Interest paid                                  $    10,679     $      8,639      $       7,013
Income taxes paid                                      212              983                545
Capital lease obligations incurred                   1,616              111                386

              On December 18, 1997 the Company acquired approximately 26.3% of the outstanding common stock of Checkers Drive-In Restaurants, Inc. in exchange for common and preferred stock of the Company (see Note 2).

              On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF." On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc., substantially all the operating assets employed in the franchisee Rally's restaurants.

         The purchases were recorded as follows:

                                                           Fiscal Year            Fiscal Year
                                                              Ended                  Ended
                                                         -----------------      -----------------
                                                           December 31,           December 28,
                                                               1995                   1997
                                                         -----------------      -----------------
           Fair value of assets acquired                 $     9,133            $     2,800
           Cash paid                                          (2,125)                (2,200)
                                                         =================      =================
           Liabilities assumed, receivables forgiven     $     7,008            $       600
                                                         =================      =================

              On January 30, 1995, the Company sold all of the shares of common stock of Beaman Corporation, its wholly-owned modular building subsidiary, for approximately $3.1 million, of which approximately $2.7 million was received in cash. As a result of the sale of Beaman, the Company recorded the net present value of a non-interest bearing note of approximately $347,000.

              The Company recorded in 1996 approximately $547,000 in notes receivable primarily as the result of the sale of five of its restaurants in Montgomery, Alabama. These non-cash transactions have been excluded from the consolidated statements of cash flows.

              During fiscal 1995, 1996, and 1997, the Company accepted notes due within two to five years, bearing interest at rates previously specified in the underlying franchise agreements, for certain receivables from franchisees in the aggregate amount of approximately $542,000 for 1995, approximately $340,000 for 1996 and approximately $493,000 for 1997.

              For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at December 29, 1996 and December 28, 1997 were approximately $976,000 and $2.3 million, respectively.

     f)  EARNINGS (LOSS) PER COMMON SHARE

              Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 15,620; 17,007 and 20,709 for fiscal years 1995, 1996 and 1997, respectively. The income and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock (see Note 2), common stock warrants (see Notes 4 and 17) and common stock options (see Notes 4 and 14) have no effect as they are anti-dilutive for all periods presented.

     g)  STOCK OPTIONS

              As discussed in Note 14, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation".

     h)   IMPAIRMENT OF LONG-LIVED ASSETS

              As discussed in Note 16, during the fourth quarter of 1995, the Company early adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121).

     i)   INCOME TAXES

              The Company accounts for income taxes under the asset or liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     j)   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

              The balance sheets as of December 29, 1996 and December 28, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

              Cash and cash equivalents, receivables - Due to the short maturity of these items, the carrying amounts are a reasonable estimate of their fair value.

              Investments and Senior Notes - The fair values of investments and Senior Notes are based upon quoted market prices.

              Long-term debt - The fair value of long-term debt approximates the carrying value due to all significant amounts bearing interest at rates which are variable or approximate a rate estimated to be available currently.

              The following summarizes the carrying values and fair values of financial instruments:

                                                  December 29, 1996                  December 28, 1997
                                                  -----------------                  -----------------
                                           Carrying Value     Fair Value      Carrying Value     Fair Value
                                          ---------------------------------------------------------------------
Cash and Cash Equivalents                         $  3,934         $  3,934          $  5,388         $  5,388
Investments                                          1,958            1,958               446              446
Senior Notes                                        57,897           54,500            58,005           55,200
Long-term debt                                       5,874            5,874             4,798            4,798


     k)  GOODWILL, REACQUIRED FRANCHISE RIGHTS, OTHER INTANGIBLES AND OTHER
         ASSETS

              Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                             Amortization
                                                Period
                                           ------------------
Goodwill                                    5, 20-25 years
Reacquired franchise and territory            5-20 years
   rights
Other intangibles                             3-25 years
Other assets                                  3-25 years

              Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company utilizes the procedures as set forth in SFAS No. 121 and discussed in Note 16, Impairment of Long-Lived Assets.

     l)  OWNER FEE INCOME AND EXPENSE

              Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Expenses related to the ongoing investment in the CKE-operated restaurants consist primarily of depreciation and amortization and are referred to as Owner expenses in the accompanying consolidated financial statements.

     m)  ADVERTISING COSTS

              It is the Company's policy to expense advertising costs as incurred in accordance with Statement of Position 93-7. The amounts expensed for fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 were approximately $13,188,000, $7,767,000 and $9,948,000, respectively, as reflected on the Consolidated Statements of Operation.

     n)  RECLASSIFICATIONS

              Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 28, 1997. Such reclassifications had no effect on previously reported net income.

2.    ACQUISITIONS

         On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc. ("AIGI") (an Arkansas corporation) substantially all the operating assets employed in the operation of AIGI's franchised Rally's restaurants for approximately $2.8 million. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by AIGI to the Company. Actual cash disbursed was approximately $2.2 million. In addition, the Company assumed five of AIGI's ground lease obligations and five of its ground and building lease obligations, and entered into three additional ground leases. AIGI owned and operated a total of ten Rally's restaurants in the Little Rock, Arkansas market. The acquisition of the AIGI operating assets was accounted for as a purchase. The Company believes that the $2.8 million represents the fair value of the acquired assets. The impact on operations of this acquisition was not significant for any of the periods presented, and therefore, proforma amounts are not presented giving effect to this acquisition.

         On December 18, 1997, the Company acquired approximately 19.1 million shares (the "Checkers Shares") of the common stock, $0.001 par value per share (the "Checkers Common Stock"), of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"), pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc, ("CKE"), Fidelity National Financial, Inc. ("Fidelity"), GIANT GROUP, LTD. ("GIANT") and the other parties named in the Exchange Agreement. CKE, Fidelity and GIANT beneficially owned 5,278,015 shares, 2,759,788 shares and 3,136,849 shares, respectively, of Rally's Common Stock prior to the consummation of the Exchange Agreement, approximately 23.9%, 12.7% and 15.2% of the then outstanding shares of Rally's Common Stock. In addition, Terry Christensen, William Foley, II, David Gotterer, Andrew Puzder, Burt Sugarman and C. Thomas Thompson, who are Directors of Rally's, are parties to the Exchange Agreement. Mary Hart Sugarman, AJ Sugarman and Al Sugarman, who also participated in the exchange, are related to Burt Sugarman.

         In consideration of the acquisition of the Checkers Shares, Rally's issued 3,909,336 shares of its common stock, $.10 par value per share (the "Rally's Common Stock"), and 45,667 shares of its Series A Participating Preferred Stock, $.10 par value per share (the "Rally's Preferred Stock"). A dividend of $43.50 per share will accrue on the Rally's Preferred Stock unless converted to Rally's Common Stock prior to July 31, 1998. The parties to the Exchange Agreement, who own a majority of Rally's Common Stock, have agreed to vote in favor of conversion. The Rally's Preferred Stock will be converted into 4,566,700 shares of Rally's Common Stock upon approval of such conversion by Rally's stockholders. The exchange ratio used to determine the number of shares of Rally's Common Stock (including the shares to be issued upon conversion of the Rally's Preferred Stock) to be issued pursuant to the Exchange Agreement was based upon the average closing price of the Checkers Common Stock and the Rally's Common Stock for the five trading days preceding the public announcement of the proposed exchange on September 19, 1997.

         This stock acquisition was accounted for as a long term asset under "Investment in Affiliate" using the equity method of accounting with an initial investment value of $25.4 million, based upon the market value of the Rally's Common Shares issued and issuable upon conversion of the Rally's Preferred Stock issued. This investment represented 26.3% interest in Checkers. The allocation of the purchase price of this investment has not yet been finalized. For purposes of computing Rally's 1997 equity in the loss of Checkers, the $12.5 million excess of the investment over the pro-rata portion of Checkers' book value acquired has been treated as an intangible asset with a 20 year life. The 1997 equity in the loss of affiliate of $720,000 includes $52,000 of intangible amortization.

3.   RESTAURANT CLOSURES AND OTHER

         Certain charges in fiscal years 1995, 1996 and 1997 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

         In summary and chronologically, the decisions that had been reached in 1994 were to abandon additional real estate development projects and certain investment in infrastructure (approximately $5.3 million) and to abandon additional projects and franchise or otherwise dispose of up to 60 Company restaurants (approximately $12.0 million). During 1995, the Company concluded that much of its 1994 plan of disposal would not be executable. As a result, the Company decided to (i) close up to 16 of the original 60 restaurants included in the 1994 disposal plan, (ii) close nine poor performing restaurants in its core markets, (iii) write-off estimated exposure resulting from the default of a subleasee/franchisee in a former Company market, (iv) record additional writedowns of modular building value, (v) record writedowns to sales price less cost to sell of all properties auctioned in fourth quarter of 1995 (vi) record asset writedowns and occupancy exposure related to the default of a tenant for five of the units closed under the 1994 plan and (vii) record other changes in estimates related to the Company's surplus properties. The charges for the above 1995 items totaled approximately $17.3 million. Also reflected in this caption for fiscal 1995 is an approximate $13.7 million charge related to the Company's adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121) further discussed in Note 16.

         Included in this caption for fiscal 1996 are charges of approximately $911,000 related to the write-down and sale of assets offset by approximately $891,000 resulting from a reduction in surplus property reserves related to Management's decision to re-open three units previously closed and to continue to operate a fourth unit that had been designated for closure. During 1997, the Company recorded provisions of $33,000 and $199,000 to write-off leasehold improvements and future rental costs associated with the Louisville corporate office and regional offices. Additionally in 1997, the Company recorded gains on held for sale properties of $74,000.

         The following summarizes the components of the provision for restaurant closures and other as well as the year end balances of certain related reserves.

                                                December           December            December
                                                31, 1995           29, 1996            28, 1997
                                                --------           --------            --------
Provisions -
----------
Abandoned projects & expected store closings
    Fixed asset writedowns                     $     5,484       $         87         $        33
    Future occupancy costs                           5,283                  -                 199
Modular building writedowns                          2,058                  -                   -
Excess land writedowns                               2,600                  -                   -
Surplus equipment writedowns                         1,920                  -                   -
Reduction in loss estimate on previously
    reserved locations                                   -              (891)                (74)

SFAS 121 impairment writedowns (see
    Note 16)                                        13,700                824                   -
                                               ------------       ------------        ------------
PROVISION FOR RESTAURANT
   CLOSURES AND OTHER                               31,045                 20                 158
                                               ============       ============        ============
Reserves -
--------
Closed store reserve - current (see Note 8)          2,767              1,964               1,493
Closed store reserve - long term (see Note 9)        6,908              3,881               3,065
                                               ------------       ------------        ------------
TOTAL CLOSED STORE RESERVES                          9,675              5,845               4,558
                                               ============       ============        ============

4.   RELATED PARTY TRANSACTIONS

     a)  ISSUANCE OF WARRANTS

              On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and exploitation of synergistic opportunities with the Company. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $20,000 and $940,000 was expensed in 1996 and 1997, respectively.

     b)  WEST COAST OPERATING AGREEMENT

              On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). CKE is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 29 Rally's owned restaurants located in California and Arizona are being operated by CKE, two of which are converted to a Carl's Jrs. format. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. To date, two restaurants have been converted. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

              Under the terms of the Operating Agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 29 (two of which are Carl's Jrs.) restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale by Rally's of any of the 29 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

     c)  OPTION GRANTS TO NON-EMPLOYEES

              During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in General and Administrative Expenses in the accompanying 1996 Statement of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

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

              Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which certain of the management of Checkers Drive-In Restaurants, Inc. ("Checkers") is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including Chief Executive Officer and the Chief Operating Officer. The total cost of these services was $95,000 in 1997.

              See Note 2. Acquisitions for other related party transactions "the Exchange Agreement".

         SUMMARY OF RELATED PARTY TRANSACTIONS
         -------------------------------------

                                                                  December 29,       December 28,
                                                                     1996               1997
                                                                 ---------------------------------
         BALANCE SHEET AMOUNTS
         ---------------------
         Accounts receivable                                     $     565             $     1,078
         Notes receivable                                              127                      86
         Investment in affiliate                                         -                  24,988
         Accounts payable                                               95                     520
         Accrued liabilities                                            60                      65

                                                                     Fiscal Years Ended
                                                     ---------------------------------------------------
                                                      December 31,     December 29,      December 28,
                                                          1995             1996              1997
                                                     ---------------  ---------------- -----------------
         REVENUE AND TRANSACTION AMOUNTS
         -------------------------------
         Repurchase of Senior Notes (gross gain)     $         -           $    6,339      $          -
         Royalty fees                                      2,407                    -                 -
         Owner fee income                                      -                  440               742
         Rental income                                       262                    -                 -
         Interest income                                      16                   49                52
                                                     -------------       --------------    --------------
                                                     $     2,685           $    6,828      $        794
                                                     =============       ==============    ==============

         EXPENSE AMOUNTS
         ---------------
         Legal                                       $       777        $      1,024     $       1,017
         Rent Expense                                        292                 470               396
         Owner expense                                         -                 744             1,137
         Interest expense                                      -                 180                 -
         Compensatory stock options and
            Warrants                                           -                 170               940
         Management Services Agreement                         -                   -                95
                                                     ---------------    --------------  ----------------
                                                     $     1,069        $      2,588      $      3,585
                                                     ===============    ==============  ================

5.   RESTRICTED CASH

         Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and daily Automated Clearing House ("ACH") transactions.

6.   INVESTMENTS

         All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of shareholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method.

         No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of the Company's investments approximating the cost. Investments consist of:

                                                         December 29,      December 28,
                                                             1996              1997
                                                       ----------------- -----------------
                 US Government and Agencies                    $    500        $        -
                 Mortgage - backed Securities                     1,458               446
                                                       ================= =================
                                                                $ 1,958        $      446
                                                       ================= =================

         The contractual maturity of the mortgage-backed securities as of December 28, 1997 was: $43 within five years, $403 over 10 years.

         The proceeds from the sale of investments and related gross gains and losses for the twelve months ended December 31, 1995, December 29, 1996 and December 28, 1997 were as follows:

                                                                             Fiscal Years Ended
                                                          ---------------------------------------------------------
                                                            December 31,        December 29,        December 28,
                                                                1995                1996                1997
                                                          -----------------    ----------------    ----------------
                  Proceeds from the sale of investments   $      15,653        $     10,531        $         3,674
                  Gross gains realized                               56                -                         6
                  Gross losses realized                            -                     (4)                     -

7.   NET PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                  December 29,      December 28,
                                                                      1996              1997
                                                                 ----------------  ----------------
                  Land                                           $      14,074     $       14,145
                  Buildings and leasehold improvements                  47,463             52,196
                  Equipment, furniture and fixtures                     41,312             40,582
                                                                 ----------------  ----------------
                                                                       102,849            106,923
                  Less accumulated depreciation                        (37,518)           (42,872)
                                                                 ----------------  ----------------
                                                                        65,331             64,051
                                                                 ----------------  ----------------
                  Property held under capital lease                      6,145              6,145
                  Less accumulated amortization                         (1,670)            (2,129)
                                                                 ----------------  ----------------
                                                                         4,475              4,016
                                                                 ================  ================
                  Net property and equipment                     $      69,806     $       68,067
                                                                 ================  ================

8.   ACCRUED LIABILITIES

         Accrued liabilities (current) consist of the following:

                                                                    December 29,    December 28,
                                                                        1996            1997
                                                                   --------------- --------------
                  Payroll and payroll taxes                        $     2,245      $    1,944
                  Closed store reserve                                   1,964           1,493
                  Workers compensation                                   2,367           2,272
                  Bonuses and severance                                    979             712
                  Step leases                                              975             984
                  Accrued income taxes                                     935             828
                  Sales taxes                                              783           1,013
                  Legal fees and settlements                               380           1,478
                  Other                                                  2,972           2,783
                                                                   =============== ==============
                                                                   $    13,600      $   13,507
                                                                   =============== ==============

9.   OTHER LIABILITIES

         Other liabilities (non-current) consist of the following:

                                               December 29,    December 28,
                                                   1996            1997
                                              --------------- ----------------

Closed store reserve                          $      3,881      $     3,065
Unfavorable lease loss                                 748              590
Other                                                  216              102
                                              --------------- ----------------
                                              $      4,845      $     3,757
                                              =============== ================

10.  SENIOR NOTES

         On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined.

         On January 29, 1996, the Company repurchased, in two transactions, at a price of approximately $678.75 per $1,000 principal amount, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT GROUP, LTD. ("GIANT"). The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of Notes in exchange for a short-term note of approximately $4.1 million, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing.

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

         The remaining outstanding Notes are publicly traded and at December 28, 1997 had a market value of approximately $55.2 million based on the quoted market price for such notes.

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

11.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                  December      December
                                                                                  29, 1996      28, 1997
                                                                                ------------  -----------
   Notes payable to banks, maturing at various dates through November 10, 2001, secured by property and/or equipment, bearing interest ranging from 1/2%
      above prime to 9.25%. The notes are payable in monthly principal and
      interest installments ranging from $1,531 to 13,333. Interest is payable   $    1,006    $      530
      monthly.

   Note payable to finance company due September 1998, secured by certain equipment, bearing interest at a rate of 7.3%. The note is payable in
      monthly principal and interest installments of $6,762.                            133            59

   Note payable to Company for acquisition of certain markets, secured by certain property and equipment, bearing interest of 8.3%. The note is
      payable in monthly principal and interest installments of $11,494.                 79             0

   Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus1/2%. The notes are payable in monthly principal installments of $4,875. Interest is
      payable monthly.                                                                  195           136

   Notes payable to former owners for acquisition of market, secured by common stock of Hampton Roads Foods, maturing March 13, 2001, with outstanding balances due after last monthly payments, bearing interest of
      9.0%. The notes are payable in monthly principal and interest installments
      ranging from $4,742 to $50,211.                                                 4,461         4,073
                                                                                ------------  ------------
                                                                                      5,874         4,798
   Less - Current portion                                                            (1,099)         (781)
                                                                                         --            --
                                                                                ------------  ------------
                                                                                 $    4,775    $    4,017
                                                                                ============  ============

         At December 28, 1997, the prime rate was 8.50%.

         The following are the remaining annual maturities of long-term debt:

                       Year
                -------------------
                       1998                                     $       781
                       1999                                             727
                       2000                                             578
                       2001                                           2,712
                                                                ------------
                                                                $     4,798
                                                                ============


         The Company is subject to certain restrictive covenants under its debt agreements.

         The market value of the Company's long-term debt approximated book value at December 28, 1997. Debt related to the acquisition of Hampton Roads Foods was entered into in 1995 and bears interest at rates which approximate current rates for debt with similar terms. The majority of the remaining long-term debt has contractual rates which vary based on fluctuations in market rates.

12.  COMMITMENTS AND CONTINGENCIES

     (a) LEASE COMMITMENTS

         The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance.

         Following is a schedule by year of future minimum lease commitments under all leases at December 28, 1997:

                                                              Capital          Operating
                            Year                              Leases            Leases
        ---------------------------------------------       -----------       -----------
        1998                                                $    1,035        $    8,466
        1999                                                       997             7,733
        2000                                                       931             6,826
        2001                                                       897             6,489
        2002                                                       889             5,620
        Thereafter                                               5,650            22,165
                                                            -----------       ------------
        Total minimum lease commitments                         10,399        $   57,299
                                                                              ============
        Less amounts representing interest,
           discounted at rates ranging from 10% to 12%          (4,758)

                                                            -----------
        Present value of minimum lease payments                  5,641
        Current portion of capital lease obligations              (413)
                                                            -----------
        Long-term lease obligations                         $    5,228
                                                            ===========

         The discount rates applicable to the Company's capital leases approximate currently available market rates. Minimum operating lease payments have not been reduced by minimum sublease rentals of $5.6 million due in the future under noncancellable subleases.

         Rent expense consists of:

                                                           Fiscal Years Ended
                                            --------------------------------------------
                                            December 31,     December 29,     December
                                                1995             1996         28, 1997
                                            --------------   --------------   ----------
Minimum rentals - related parties              $     292        $    470       $    396
Minimum rentals - others                           6,641           4,681          4,322
Contingent rentals - others                          173             122             98
                                            --------------   --------------   ----------
                                               $   7,106        $  5,273       $  4,816
                                            ==============   ==============   ==========

(b)   LITIGATION

         In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. Fact discovery is set to close in April 1998. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

         In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery

     Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

         In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and intends to file a Cross-Complaint alleging breach of contract. In settlement of the litigation, on December 18, 1997, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for $1.65 million. The purchase price will consist of $855,000 in cash, $375,000 in restricted stock and $420,000 in notes, and the transaction is currently scheduled to close on or about April 7, 1998, subject to completion of all necessary documentation and final dismissal. Accordingly, a provision of $754,000 for these liabilities, net of assets to be received upon adjudication, have been made in the accompanying financial statements.

         The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

(c)  OTHER COMMITMENTS

         The Company is contingently liable on certain franchisee lease commitments totaling approximately $294,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

13.  INCOME TAXES

         The asset and liability method contemplated by Statement of Financial Accounting Standards No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

         The major components of the Company's computation of deferred tax assets and liabilities at December 29, 1996 and December 28, 1997 are as follows:

                                                                            December 29,     December
                                                                                1996         28, 1997
                                                                            --------------  ------------
     Excess of tax depreciation over book depreciation                      $    8,430      $   9,316
     Acquired intangibles with no tax basis                                      2,070          2,070
     Other                                                                          30             17
                                                                            --------------  ------------
       Gross deferred tax liabilities                                       $   10,530      $  11,403
                                                                            ==============  ============

     Net operating loss carryforwards                                       $   12,824      $  17,488
     Amounts accrued for financial  reporting purposes not yet deductible
        for tax purposes                                                        12,885         10,742
     Alternative minimum tax and targeted jobs tax credit carryforwards            937            937
     Other                                                                       1,514          1,230
                                                                            --------------  ------------
       Gross deferred tax assets                                                28,160         30,397
     Less valuation allowance                                                   17,630         18,994
                                                                            --------------  ------------
       Net deferred tax asset                                               $   10,530      $  11,403
                                                                            ==============  ============

         The alternative minimum tax credit carryforward has no expiration. The net operating loss carryforwards will expire approximately $641,000 in 2008, approximately $20.2 million in 2009, approximately $17.5 million in 2010, approximately $1.6 million in 2011 and approximately $10.5 million in 2012. The targeted jobs tax carryforward expires approximately $118,000 in 2006, approximately $184,000 in 2007 and approximately $200,000 in 2008. A valuation allowance of approximately $19.0 million has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current and previous years. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of the Company's net operating loss carryforwards to offset future taxable income may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. The Company is in the process of determining whether it has experienced one or more ownership changes pursuant to Section 382. If the transactions in 1997 or earlier caused an ownership change(s), the Company may be significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership change(s) to offset future federal taxable income. Similarly, the Company may be limited in utilizing its tax credit carryforwards arising before such ownership change(s) to offset future federal taxable income.

         Income tax expense, including the tax provision on the extraordinary item in 1996, consists of the following:

                                                Fiscal Years Ended
                                      ----------------------------------------
                                       December      December      December
                                       31, 1995      29, 1996      28, 1997
                                      ------------  ------------  ------------
     Current                            $     539      $    675      $    455
     Deferred                                -                -
                                      ------------  ------------  ------------
     Total tax (benefit) expense         $    539      $    675      $    455
                                      ============  ============  ============

         Income tax expense for the year ended December 28, 1997 consist of $455,000 in state income tax expense.

         A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:

                                                        Fiscal Years Ended
                                             -----------------------------------------
                                               December    December 29,    December
                                               31, 1995        1996        28, 1997
                                             ------------- -------------- ------------
     Provision (benefit) computed at          $  (15,770)      $    905    $  (1,330)
        statutory rate
     Tax effect of equity in loss of                   -              -          245
        affiliate
     State and local income taxes, net of
        federal income tax benefit                   736            575          455
     Change in deferred tax asset valuation
        allowance                                 15,352         (1,169)       1,364
     Other                                           221            364         (279)
                                             ------------- -------------- ------------
                                              $      539       $    675    $     455
                                             ============= ============= =============

14.  STOCK-BASED COMPENSATION PLANS

         The Company currently has three stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). Additionally, the Company has an employee stock purchase plan (the "1993 Purchase Plan"). Although there are existing options outstanding under the 1990 Directors' Plan, no additional grants will be made pursuant to this plan. The Company accounts for these plans under APB Opinion No. 25, under which approximately $66,000 of compensation cost has been recognized in fiscal 1996 related to 157,000 options granted to directors under the 1995 Directors Plan. Such compensation represents the difference between the market values on the dates of grant and the measurement date, July 10, 1996, the date when the grants were ultimately approved by the shareholders at the annual meeting. No compensation cost was recognized in any other period presented.

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

         Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1995             1996              1997
                                                               ----             ----              ----
         Net Income (Loss):      As Reported          $     (46,919)     $       1,988      $     (4,516)
                                 Pro Forma                  (47,154)              (699)           (5,577)
         Earnings (Loss) Per
            Common Share:        As Reported          $       (3.00)     $         .12      $       (.22)
                                 Pro Forma                    (3.02)              (.04)             (.27)

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $16,000, $12,000 and $17,000 in 1995, 1996 and 1997, respectively, related to the purchase discount offered under the 1993 Purchase Plan.

         The Company may sell up to 500,000 shares of stock to its employees under the 1993 Purchase Plan. The Company has sold approximately 51,000 shares, 28,000 shares and 33,000 shares in 1995, 1996, and 1997, respectively, and has sold approximately 161,000 shares through December 28, 1997 since the inception of this plan in 1993. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1995, 1996 and 1997 was approximately $2.06, $3.04 and $3.06, respectively.

         Options to purchase an aggregate of 5.5 million shares of the Company's Common Stock may be granted under the stock option plans, at a price not less than the market value on the date of grant. The Company has granted options on approximately 2.5 million shares under the stock option plans. Outstanding options under the Employees' Plan generally expire ten years after grant. Certain options granted to a former President and Chief Executive Officer of the company expire five years from the date of grant. Options outstanding under the two directors' plans expire five years after grant. Options are exercisable over various periods ranging from immediate to three years after grant depending upon their grant dates and the plan under which the options were granted.

         A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at December 31, 1995, December 29, 1996 and December 28, 1997, and changes during the years then ended is presented in the table and narrative below:

                                        December 31, 1995            December 29, 1996            December 28, 1997
                                   -------------------------    ------------------------    --------------------------
                                                   Wtd. Avg.                    Wtd. Avg.                    Wtd. Avg
                                      Shares       Ex Price        Shares       Ex. Price      Shares        Ex. Price
                                     ---------    ------------    ---------     ----------    ----------    ------------
Outstanding at beginning of year        2,225           $4.74        2,219          $4.24         3,664           $2.98
Granted at price equal to market          676            2.88        2,154           2.63           863            3.00
Granted  at  price   greater   than        --              --          176           1.75            --              --
market
Exercised                                  --              --          (9)           3.05          (78)            2.48
Forfeited                               (412)            3.93        (207)           3.34         (429)            2.75
Expired                                 (270)            5.38        (669)           5.62         (161)            3.63
                                     ---------                    ---------                   ----------
Outstanding at end of year              2,219            4.24        3,664           2.92         3,859            2.99
                                     =========                    =========                   ==========
Exercisable at end of year              1,048           $5.09        2,359          $3.21         2,921           $3.07
Weighted  average  of fair value of
options granted                         $1.76                        $1.31                        $1.78

     The Company had approximately 2,225,000 options outstanding as of January 1, 1995, with prices ranging form $2.67 to $9.333. At January 1, 1995, approximately 756,000 options were exercisable at prices ranging from $2.67 to $6.50.

     The following table summarizes information about stock options outstanding at December 28, 1997:

                                 Options Outstanding                                      Options Exercisable
       ------------------------------------------------------------------------     --------------------------------
                                                 Wtd. Avg.
          Range of           Outstanding         Remaining         Wtd. Avg.         Exercisable        Wtd. Avg.
       Exercise Prices          as of           Contractual         Exercise            as of            Exercise
                            Dec. 28, 1997           Life             Price          Dec. 28, 1997         Price
       ----------------    ----------------    ---------------    -------------     ---------------    -------------
        $1.25 to 2.50          874,279              6.7 years         $1.93            420,422             $1.94
         2.50 to 3.75        1,997,330              4.3                2.90          1,813,137              2.91
         3.75 to 5.00          987,350              5.7                4.12            687,350              4.17
                           ------------                                             -----------

        $1.25 to 5.00        3,858,959              5.2                2.99          2,920,909              3.07
                           ============                                             ===========

         For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1995, 1996 and 1997, respectively: expected volatility of 45.0 percent,
     45.7 percent, and 47.0 percent; risk-free interest rates of 6.75 percent,
     6.82 percent and 6.26 percent for options granted to employees and 6.54 percent, 6.59 percent and 6.47 percent for options granted to directors; and expected lives for fiscal 1995, 1996 and 1997 of eight years for options granted to employees and five years for options granted to directors. An expected dividend yield of 0 percent was used for all periods based on the Company's history of no dividend payments.

15.  UNAUDITED QUARTERLY FINANCIAL DATA

                                     First        Second       Third        Fourth
                                     Quarter      Quarter      Quarter      Quarter       Total
                                    -----------  -----------  -----------  -----------  -----------
Year Ended December 29, 1996
   Revenues                         $  41,912    $  47,357    $  38,781    $  34,702    $ 162,752
   Income (loss) from operations       (3,369)       2,413        2,632        2,414        4,090
   Net income                             838          111          414          625        1,988
   Earnings (loss) per common
   share:
      Earnings (loss) before             (.24)         .01          .01          .01         (.19)
   extraordinary item
      Extraordinary item                  .29         -             .02          .02          .31
                                    -----------  -----------  -----------  -----------  -----------
   Earnings per common share        $     .05    $     .01    $     .03    $     .03    $     .12
                                    ===========  ===========  ===========  ===========  ===========

Year Ended December 28, 1997
   Revenues                         $  32,595    $  38,090    $  38,522    $  35,723    $ 144,930
   Income from operations               1,015        1,806          543          (44)       3,320
   Net income (loss)                     (952)          92       (1,148)      (2,508)      (4,516)
                                    -----------  -----------  -----------  -----------  -----------
   Loss per common share            $    (.05)   $       -    $    (.06)   $    (.11)   $    (.22)
                                    ===========  ===========  ===========  ===========  ===========


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

         The Company's past practices of estimating net realizable value for assets to be disposed of are consistent with the Statement's requirements to write down such assets to fair market value less costs to sell and no adjustment regarding such assets was necessary upon adoption of the Statement. The expected disposal dates for these assets are over the next 12 months and consist mainly of surplus land, buildings and equipment. The carrying amounts of such assets to be disposed of are shown separately on the accompanying balance sheets. The majority of assets held for sale resulted from constriction of the Company's development plan and other associated store closings further discussed in Note 3.

         The Company's fourth quarter, 1995 review relating to assets to be held and used indicated that 37 of its 238 operating restaurants met the Company's criteria for impairment review. All of the indicated restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a provision for impairment was recorded in the fourth quarter, 1995 of approximately $13.7 million related to writedowns of the assets associated with these restaurants. Approximately $825,000 of associated intangible assets was included in this writedown. The writedown is included in the caption "Provision for restaurant closures and other." The writedown of these assets resulted in reduced depreciation and amortization expense in the fourth quarter, 1995 of approximately $351,000.

         The magnitude of the writedown noted above resulted primarily from two factors: (1) the review of assets to be held and used at individual restaurant level, a lower level than used in the past and (2) the recent historical and continuing poor operating performance of the restaurants themselves (including the restaurant's 1995 full year performance).

         During 1996, three additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $824,000 included in the caption, "Provision for restaurant closures and other". No additional restaurants were determined to be impaired in 1997. As required by the SFAS 121, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.


17.  SHAREHOLDER RIGHTS OFFERING

         A Shareholder Rights Offering (the "Offering") was completed on September 20, 1996. The Company distributed to holders of record of its Common Stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders received one Right for each share of Common Stock held on the Record Date. For each 3.25 Rights held, a holder had the right to purchase one Unit for $2.25 each. The Offering consisted of 4,825,805 Units. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $2.25 per share and expires on September 26, 2000. The Company may redeem the Warrants, at $.01 per Warrant, upon 30 days' prior written notice in the event the closing price of the Common Stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Offering was fully subscribed and raised over approximately $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. The net proceeds from the Offering were attributable primarily to the sale of the Company's common stock. The amount attributable to the warrants is included in "Additional paid-in capital."

         In addition to the approximately $10.8 million provided by the Rights Offering, the Warrants issued, if exercised, could provide an additional $10.8 million in proceeds. The Company had 15,683,869 shares of Common Stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of Common Stock and 4,825,805 Warrants were outstanding. As of December 28, 1997, 4,813,757 of these Warrants were outstanding. The Warrants are publicly traded and at December 28, 1997 had a market value of approximately $6.3 million based on the quoted market price for such warrants.

     18.  SUBSEQUENT EVENTS

         On January 8, 1998, the Company announced it intends to acquire in open market purchases, from time to time, up to 1,000,000 shares of Common Stock of Checkers Drive-In Restaurants, Inc. As of January 22, 1998, 30,000 shares had been purchased at a price of $1.07 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rally's Hamburgers, Inc.:

     We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Checkers Drive-In Restaurants, Inc. (Checkers), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Checkers represents 19 percent of the Company's total assets as of December 28, 1997, and the equity in its net loss represents 16 percent of the Company's net loss. The statements of Checkers were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Checkers, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

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


                                                        /s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
     February 27, 1998

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                           Additions
                                                    --------------------------
                                      Balance at    Charged to    Charged to
                                       Beginning     Costs and       Other                      Balance at
            Description                 of Year      Expenses      Accounts      Deductions     End of Year
------------------------------------  ------------  ------------  ------------  --------------  ------------
Year Ended December 31, 1995
   Accounts receivable                $       176   $       376   $        18   $          117   $       453
   Royalties receivable                       402           838          (267)              51           922
   Notes receivable                          -              293           249                -           542
                                      ------------  ------------  ------------  --------------  ------------
                                      $       578   $     1,507   $         -   $          168   $     1,917
                                      ============  ============  ============  ==============  ============

Year Ended December 29, 1996
   Accounts receivable                        453            54             0              206           301
   Royalties receivable                       922           697           (81)             133         1,405
   Notes receivable                           542           200            81              (30)          853
                                      ------------  ------------  ------------  --------------  ------------
                                      $     1,917   $       951   $         0   $          309   $     2,559
                                      ============  ============  ============  ==============  ============
Year Ended December 28, 1997
   Accounts receivable                $       301   $       136   $       (39)  $         (198)  $       200
   Royalties receivable                     1,405          (316)         (114)            (744)          231
   Notes receivable                           853          (212)          148             (558)          231
                                      ------------  ------------  ------------  --------------  ------------
                                      $     2,559   $      (392)  $        (5)  $       (1,500)  $       662
                                      ============  ============  ============  ==============  ============

                                GIANT GROUP, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                        Balance at    Charged to      Charged                     Balance at
                                        Beginning      costs and      to other                        End
             Description                of Period      expenses       accounts      Deductions     of Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997

       Reserve for impairment
       of assets held-for-sale                 $0        $1,500             $0             $0        $1,500
                                   =========================================================================