Form 10-K/A
period 1997-12-31
GIANT GROUP LTD
filed 1998-04-27
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                         State of Incorporation Delaware


                                                                                     Name of Each Exchange
                                                       Title of Class                on Which Registered
                                                       --------------                -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held June 10, 1998, are incorporated by reference into Part III of this Report.

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

CHECKERS DRIVE-IN RESTAURANTS, INC.

        Rally's owns approximately 27% of the outstanding common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). Checkers develops, produces, owns, operates and franchises quick-service 'double drive-through' restaurants. The restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes, at everyday low prices. At December 29, 1997, the Checkers system included 479 restaurants in 35 states and the District of Columbia, Puerto Rico and West Bank, Israel, comprised of 230 company-owned and 249 franchised restaurants.

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

        Beginning in 1987, GIANT, through its equity investment in Rally's, has been involved in the operation of double drive-through hamburger restaurants and as of December 31, 1995 owned 48% of Rally's outstanding common stock. In December 1995, GIANT filed an action against Fidelity National Financial, Inc. ("Fidelity"), CKE, an affiliate of Fidelity, and William P. Foley II ("Foley"), among others, arising from an attempted hostile takeover of Rally's and GIANT, by Fidelity and Foley, which indirectly owns and/or controls Carl's Jr., a competing fast-food restaurant chain. In January 1996, Fidelity and Foley filed a counterclaim against GIANT and its Board of Directors alleging, among other claims, that GIANT's Directors breached their fiduciary duties in conjunction with certain enumerated transactions. On February 14, 1996, Fidelity made an offer to acquire the Company in a merger by which the Company's stockholders would acquire Fidelity common stock valued by Fidelity at $12.00 for each outstanding share of GIANT Common Stock. The Company's Board of Directors determined that the Company was not for sale and unconditionally rejected the merger offer. In April, the parties settled their disputes, pursuant to a Purchase and Standstill Agreement (the 'Agreement"). As a result, Fidelity sold its investment of 705,000 shares in GIANT to the Company for $6.1 million; Fidelity and CKE acquired an aggregate of approximately 3,118,000 shares of Rally's common stock from GIANT for $4.8 million and GIANT recognized a pre-tax gain of $3.2 million; GIANT granted Fidelity and CKE options to each purchase 1,175,000 shares of Rally's common stock at prices ranging from $3.00 to $4.00 per share; two designees of CKE and Fidelity were elected to Rally's Board and Fidelity agreed to a 10 year standstill with respect to GIANT and its Common Stock. In March 1997, 1,175,000 options granted to CKE and Fidelity by GIANT to purchase Rally's common stock at $4.00 per share were canceled.

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

        On November 14, 1996, KCC, along with CKE and others, purchased an aggregate principal amount of $29,900,000 of Checkers $36,100,000 13.75% senior subordinated debt, due July 31, 1998, from certain current debt holders. These holders retained approximately $6,200,000 of the principal amount. The total purchase price for the senior subordinated debt was $29,100,000. KCC purchased $5,100,000 principal amount of this senior subordinated debt for $5,000,000. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35,800,000, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year and certain financial covenants were modified. In addition, scheduled principal payments were deferred to May 1997. However, during 1997, Checkers made approximately $9,691,000 in principal payments to holders of the senior subordinated debt. Checkers was able to make these payments due to proceeds received from the February 1997 private placement of its common stock and asset sales made during the year. Per the restructured credit agreement, 50% of the aggregate net proceeds from the sale of assets are to be paid to the holders of the senior subordinated debt. Because Checkers made these principal payments of approximately $9,691,000, the next scheduled principal payment is due July 1999, when the balance is due to be paid in full. In return for the lenders to agree to this restructured credit agreement, Checkers issued warrants ("Checkers Warrants") to all holders of the senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC assigned the Checkers Warrants a value of $1,168,000. The new lenders also agreed to provide a short-term revolving line of credit up to $2,500,000 to Checkers, which was canceled in the first quarter of 1997. As of December 31, 1996 and 1997, KCC's investment in Checkers senior subordinated debt was $3,832,000 and $2,715,000, net of related discount of $1,270,000 and $1,007,000, respectively.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements: Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the development and implementation of the Company's business plan, domestic and global economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

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

        William H. Pennington, 50, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pennington, a CPA with an MBA, joined the Company in October 1997. Mr. Pennington served in senior financial positions as Vice President, Finance for Earth Tech, Inc. in 1997, Vice President, Finance for BKK Corporation from 1993 to 1996 and prior to that as Vice President, Controller for Beneficial Standard Life Insurance Company since 1984. In July 1996, Mr. Pennington commenced proceedings under Chapter 7 of the Federal bankruptcy laws. The case was discharged in October 1996.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of April, 1998.

                                       GIANT GROUP, LTD.
                                       Registrant


                                   By: /s/BURT SUGARMAN
                                      -------------------------------
                                       Burt Sugarman
                                       Chairman