Form 10-Q
period 1998-03-31
GIANT GROUP LTD
filed 1998-05-14
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the first quarterly period ended March 31, 1998




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


             On May 12, 1998 the latest practicable date, there were
                 3,180,655 shares of Common Stock outstanding.

                                GIANT GROUP, LTD.

                                      INDEX





PART I.    FINANCIAL INFORMATION

                                                                             Page No.
                                                                             --------
Item 1.    Financial Statements

             Consolidated Statements of Operations -
             Three-Month Periods Ended March 31, 1997 and 1998                  3

             Consolidated Balance Sheets -
             December 31, 1997 and March 31, 1998                               4

             Consolidated Statements of Cash Flows -
             Three-Month Periods Ended March 31, 1997 and 1998                  5

             Notes to Consolidated Financial Statements                        6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10-11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    12

Item 6.    Exhibits and Reports on Form 8-K                                     12

             (a) Exhibits

             (b) Reports on Form 8-K

Signature                                                                       12


                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(Dollars  in thousands, except per share amounts)
                                                                              Three-months ended
                                                                                  March 31,
                                                                         -----------------------------
                                                                            1998              1997
                                                                         -----------       -----------
Revenue:
     Investment income                                                   $       477       $       699
     Gain on the sale of marketable securities                                   118                41
     Charter and other income                                                    155                 5
                                                                         -----------       -----------
                                                                                 750               745
                                                                         -----------       -----------

Costs and expenses:
     Co-ownership program                                                        572               463
     General and administrative                                                  899             1,134
     Interest expense                                                              1                 1
     Depreciation                                                                141                96
                                                                         -----------       -----------
                                                                               1,613             1,694
                                                                         -----------       -----------

Equity in loss of affiliate                                                       --              (143)
                                                                         -----------       -----------

Loss before income taxes                                                        (863)           (1,092)

Income taxes                                                                      --                --
                                                                         -----------       -----------
Net loss                                                                 $      (863)      $    (1,092)
                                                                         ===========       ===========

Basic and diluted loss per common share                                  $     (0.27)      $     (0.31)
                                                                         ===========       ===========

Weighted average shares for basic and diluted loss per common share        3,181,000         3,490,000
                                                                         ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except per share amounts)
                                                                                   March 31,     December 31,
                                                                                      1998         1997
                                                                                  -----------   ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 2,822      $ 1,137
   Marketable securities                                                             13,706       18,874
   Income tax receivables                                                             1,100        1,100
   Other receivables                                                                    213          332
   Assets held-for-sale                                                              24,411       24,362
   Prepaid expenses and other assets                                                    301          420
                                                                                    -------      -------
        Total current assets                                                         42,553       46,225

Property and equipment, net                                                           4,768        4,905
Note receivable and other assets                                                      4,053        2,746
                                                                                    -------      -------
       Total assets                                                                 $51,374      $53,876
                                                                                    =======      =======

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                            $   803      $ 1,209
   Income taxes payable                                                                 219          219
   Deferred income taxes                                                              2,290        2,776
                                                                                    -------      -------
       Total current liabilities                                                      3,312        4,204

Deferred income taxes                                                                 1,174        1,174
                                                                                    -------      -------
       Total liabilities                                                              4,486        5,378
                                                                                    -------      -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                --           --
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued           --           --
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued             73           73
Capital in excess of par value                                                       36,767       36,767
Accumulated other comprehensive income - unrealized gains on
  marketable securities, net                                                          3,438        4,185
Retained earnings                                                                    42,227       43,090
                                                                                    -------      -------
                                                                                     82,505       84,115
Less common stock in treasury; 4,085,000 shares at March 31 and
  December 31, at cost                                                               35,617       35,617
                                                                                    -------      -------
       Total stockholders' equity                                                    46,888       48,498
                                                                                    -------      -------
       Total liabilities and stockholders' equity                                   $51,374      $53,876
                                                                                    =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(Dollars in thousands)
                                                                        Three-months ended
                                                                             March 31,
                                                                      -----------------------
                                                                       1998            1997
                                                                      --------       --------
Operating Activities:
   Net loss                                                           $   (863)      $ (1,092)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
     Depreciation                                                          141             96
     Gain on the sale of marketable securities                            (118)           (41)
     Equity in loss of affiliate                                            --            143
     Accretion of discounts on investments                                (189)          (191)
     Changes in assets and liabilities:
       Decrease in income tax receivables                                   --         10,716
       Decrease in prepaid expenses and other assets                       221            195
       Decrease in accounts payable and accrued expenses                  (406)          (282)
                                                                      --------       --------
               Net cash (used) provided by operating activities         (1,214)         9,544
                                                                      --------       --------

Investing Activities:
  Sales of marketable securities                                         3,070          6,507
  Purchase of marketable securities                                       (141)        (5,000)
  Debt payment and short-term repayment                                     24          1,794
  Purchase of assets held-for-sale and related costs                       (50)        (2,009)
  Purchases of property and equipment                                       (4)          (385)
                                                                      --------       --------
               Net cash provided by investing activities                 2,899            907
                                                                      --------       --------

Financing Activities:
  Repayment of short-term borrowings                                        --        (10,500)
  Purchase of treasury stock                                                --         (3,431)
                                                                      --------       --------
               Net cash used by financing activities                        --        (13,931)
                                                                      --------       --------

               Increase (decrease) in cash and cash equivalents          1,685         (3,480)

Cash and cash equivalents:
   Beginning of period                                                   1,137         12,644
                                                                      --------       --------

   End of period                                                      $  2,822       $  9,164
                                                                      ========       ========

Supplemental disclosure of cash received (paid) for:
   Income taxes                                                       $     --       $ 10,716
   Interest                                                                 (1)            (1)

The accompanying notes are an integral part of these consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1.         BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1997 Annual Report on Form 10-K.

2.         INVESTMENT IN AFFILIATE

          As of March 31, 1998 and December 31, 1997, the Company's investment in Rally's consists of approximately 3,181,000 shares of common stock and 449 shares of Rally's series A participating preferred stock which is convertible into 100 shares of Rally's common stock after the approval of Rally's stockholders. This investment is accounted for as a marketable security -available-for-sale. The quoted market value of Rally's common stock on March 31, 1998 was approximately $7,347.

          On December 18, 1997, the Company's ownership decreased to approximately 13%. The decrease in the Company's ownership resulted from the exchange by the Company of approximately 200,000 shares of Checkers common stock for Rally's securities. In addition, certain of the Company's related parties, CKE and Fidelity also participated in the exchange of Checkers' securities.

          In June 1997, Rally's and Checkers ended talks for a proposed merger between the two companies, which was announced on March 25, 1997. However, as a result of the exchange of securities in December 1997, Rally's now owns approximately 27% of Checkers. Rally's Chairman of the Board and Chief Executive Officer have both been appointed to the same positions in Checkers and further consolidations of management and operations are underway.

          In March 1997, 1,175,000 options granted to Fidelity and CKE by GIANT to purchase Rally's common stock at $4.00 per share were canceled. These options had been granted pursuant to the 1996 Purchase and Standstill Agreement between GIANT and Fidelity.

          As of March 31, 1997, the Company accounted for its 15% investment in Rally's common stock, which consisted of 3,137,000 shares, under the equity accounting method. The quoted market value on March 31, 1997 of this investment was $11,372.

          Summarized financial information for Rally's is as follows:

Operating results for the 1st quarter                   1997
-------------------------------------                 --------
 Revenues                                             $ 32,595
 Income from operations                                  1,015
 Net loss                                                 (952)
GIANT's share of non-cash equity loss in Rally's          (143)


                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

3.        NEW ACCOUNTING PRONOUNCEMENTS

           During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income or loss and its components in a full set of general-purpose financial statements. The changes in components of comprehensive loss, net of benefit for income taxes, for the 3 months ended March 31, 1998 and 1997 are as follows:

                                               1998                                        1997
                                  --------------------------------       ---------------------------------------
                                  Pre-Tax      Tax         Net           Pre-tax            Tax             Net
                                  Amount      Benefit     Amount          Amount          Benefit         Amount
                                  ------      -------     ------          ------         --------         ------
Other comprehensive loss:
   Unrealized losses on
   marketable securities, net     $(1,245)     $ (498)    $   (747)       $  (215)       $   (86)         $  (129)

Net loss                                                      (863)                                        (1,092)
                                                           -------                                        -------

     Comprehensive loss                                     $(1,610)                                      $(1,221)
                                                           ========                                       =======

4.         COMMITMENTS AND CONTINGENCIES

           The Company is involved in lawsuits as described in the following paragraphs.

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

           Shores. In October 1997, the putative class of plaintiffs and the Company agreed through counsel, to settle the class action amicably, which settlement provides for the payment of $125,000 to defray plaintiffs' attorneys' fees and expenses as well as the approval by the Company's Board of Directors of two resolutions confirming certain previously adopted corporate policies. In February 1998, the Los Angeles Superior Court confirmed the Settlement. The Company's applicable insurance should cover all or a substantial portion of the payment. This

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


4.         COMMITMENTS AND CONTINGENCIES (CONT.)

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

           KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the abortion inducing drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman (listed alphabetically), which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. Discovery is on going in KCC's action against the NeoGen Entities and in the related cross-complaint. Trial is rescheduled for September 28, 1998. The Company denies all wrongdoing and intends to vigorously defend itself against the cross-complaint. It is not possible to predict the outcome of this action at this time.

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

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


5.         SUBSEQUENT EVENTS

           Sale of Assets

               On April 17, 1998, the Company sold for cash one of its two luxury yachts for a gross sales price of $14,500, less selling expenses. The Company will recognize no gain or loss related to this sale. The Company is marketing the remaining yacht for sale, and will continue to charter it pending a sale.

           On April 28, 1998, the Company sold its plane, a Gulfstream IISP acquired in 1991, for a net sale price of approximately $6,200 in cash and will recognize a pre-tax gain of approximately $2,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997

           Total revenue for the three-months ended March 31, 1998 increased $5 to $750 from $745 for the comparable period in 1997. The current year's quarter reflected charter income of $150 and higher gains of $77 on the sale of marketable securities compared to the first quarter of 1997. These increases in revenue were offset by lower investment income of $222, consisting mostly of interest income, due to the liquidation of securities to fund expenses, including those expenses related to the Luxury Yacht Co-Ownership Program ("Co-Ownership Program").

           The on-going maintenance expenses for the yachts for the three-months ended March 31, 1998 increased $109 to $572 from $463 for the comparable period in 1997. In the first quarter 1998 there was higher crew payroll and related expense of $179. The Company ended the Co-Ownership Program in November 1997.

           General and administrative expenses for the three-months ended March 31, 1998 decreased $235 to $899 in 1998 from $1,134 for the comparable period in 1997 resulting primarily from lower legal expenses of $132 and travel expenses of $58.

           Effective December 1997, the Company records its investment in Rally's common stock as a marketable security -available-for-sale because of a reduction of its ownership. In 1997, the Company accounted for its investment in Rally's common stock under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents, marketable securities and income tax receivables at March 31, 1998 totaled $17,628 compared with $21,111 at December 31, 1997. At March 31, 1998 and December 31, 1997, the Company had working capital of $39,241 and $42,021 with current ratios of 12.8 to 1 and 11.0 to 1, respectively.

           Net cash used by operating activities for the three-months ended March 31, 1998 was $1,214 compared to cash provided by operating activities of $9,544 for the comparable period in 1997. The 1997 comparable period included the receipt of an income tax receivable of $10,716 related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claim, lowered by cash used for the funding of the Company's operations.

           Net cash provided by investing activities for the three-months ended March 31, 1998 was $2,899 compared to cash provided by investing activities of $907 for the comparable period in 1997. Included in investing activities was net proceeds on the sale of marketable securities of $2,929 in 1998 compared to $1,507 in 1997. The Company received principal payments on its investment in Checkers subordinated debt of $24 and 1,294 in 1998 and 1997, respectively, and also received payment in full of the 1996 short-term advance of $500 in 1997. Also, in 1998, the Company paid $4 for leasehold improvements compared to $385 for the comparable period in 1997.

           The Company's financing activities for the three-months ended March 31, 1998 did not use or provide cash compared to a use of cash of $13,931 in 1997. In 1997, the Company repaid the $10,500 note, which financed assets purchased in 1996 for the Co-Ownership Program. In addition, in 1997, the Company, with the approval of the Board of Directors, purchased 429,000 shares of its own Common Stock at an aggregate cost of $3,431.

           The Company's current liquidity is provided by cash and cash equivalents, marketable securities, and investment income. Management believes that this liquidity, plus the Company's capital resources, is sufficient for the Company to fund its current business operations and operating expenses. The Company continues to review operating companies to acquire, but has not yet entered into any definitive agreements. It is expected that the Company's current assets would be sufficient to fund possible future acquisitions and, if necessary, the Company believes that it would have the ability to obtain financing at favorable rates.

           Subsequent to the quarter ended March 31, 1998, the Company received cash of approximately $20,000 related to the sale of one of the Company's yachts and the corporate plane.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

YEAR 2000

         Based on the Company's existing operations, the Company believes that it will be able to achieve the Year 2000 compliance through a modification of its existing programs and systems at a minimal cost.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

            For information regarding legal matters, see Note 4 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and
            Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit

                27      Financial Data Schedule

         (b)    Reports on Form 8-K

                There were no reports filed on Form 8-K during the first quarter of 1998.

ITEMS 2,3,4 AND 5 are not applicable.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GIANT GROUP, LTD. - Registrant


                                     By:   /s/ William H. Pennington
                                        ----------------------------------------
                                        William H. Pennington
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer





Date:      May 12, 1998