Form 10-Q
period 1998-06-30
GIANT GROUP LTD
filed 1998-07-30
CIK 41296

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

            For the second quarterly period ended June 30, 1998


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


On July 27, 1998 the latest practicable date, there were 3,180,655 shares of
                         Common Stock outstanding.

                              GIANT GROUP, LTD.

                                    INDEX





PART I. 	FINANCIAL INFORMATION

									                                                    			Page No.
                                                                --------
Item 1.	Financial Statements

		Consolidated Statements of Operations -
		Three and Six-Month Periods Ended June 30, 1998 and 1997	          3

		Consolidated Balance Sheets -
		June 30, 1998 and December 31, 1997 				                           4

		Consolidated Statements of Cash Flows -
		Six-Month Periods Ended June 30, 1998 and 1997		                   5

		Notes to Consolidated Financial Statements	                      6-8

Item 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations				                   9-11


PART II. 	OTHER INFORMATION

Item 1.	Legal Proceedings							                                    12

Item 4.	Submission of Matters to a Vote of Security Holders         12

Item 6.	Exhibits and Reports on Form 8-K				                        12

		(a) Exhibits

		(b) Reports on Form 8-K

Signature										                                                 13



                    PART 1.  FINANCIAL INFORMATION
                     Item 1.  Financial Statements

                            GIANT GROUP, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and six-month periods ended June 30, 1998 and 1997
                              (Unaudited)

(Dollars  in thousands, except per share amounts)
						                                Three-months ended  Six-months ended
    							                               June 30,			         June 30,
                                      ------------------  -----------------
		                                     1998		     1997 	   1998	     1997
                                      --------  --------  -------  --------
Revenue:
     Investment income	                $  728 		 $  649 	  $1,205 		$ 1,348
     Gain on the sale of marketable
       securities	                         	7 		     51 		     125 		    92
     Gain on sale of property and
       equipment		                      2,845 	      	-  		  2,845      		-
     Charter and other income 		          350 		      4 	     	505      		9
                                      -------   -------    -------  -------
                                   					3,930     		704    		4,680  		1,449
                                      -------   -------    -------  -------

Costs and expenses:
    Co-ownership and charter              418     		551      		990  		1,014
    General and administrative	           910    	1,224    		1,809  		2,358
    Interest expense		                      1 	     	77        		2     		78
    Depreciation	                         	47     		121      		188    		217
                                      -------   -------    -------  -------
                                      		1,376   		1,973    		2,989  		3,667


Equity in income (loss) of affiliate	      	-  	    	14        		-   		(129)
                                      -------   -------    -------  -------

Income (loss) before provision for
  income taxes	                        	2,554   	(1,255)   		1,691 		(2,347)

Provision for income taxes	              	697       		-      		697      		-
                                      -------    ------    -------   ------

Net income (loss)                  		 $ 1,857 		 $(1,255) 	$   994 		$(2,347)
                                      =======    =======   =======   =======


Basic and diluted earnings
 (loss) per common share		            $  0.58 		 $ (0.39)		$  0.31 		$ (0.70)
                                      =======    =======   =======   =======

Weighted average shares for
  basic and diluted	earnings
  (loss) per common share		         3,181,000 	3,191,000	3,181,00		3,340,000
                                    =========  ========= ========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                              GIANT GROUP, LTD.
                         CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)
                                              	June 30,	 	   December 31,
                                               		1998         		1997
                                              ----------     ------------
                                           			(Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents			                $     885 		   $    1,137
   Marketable securities			                       36,667        		18,874
   Income tax receivables		                           	-         		1,100
   Other receivables		                              	653           		332
   Assets held-for-sale 	                       		10,876        		24,362
   Prepaid expenses and other assets			              174           		420
                                               ---------      ----------
        Total current assets		                   	49,255        		46,225

Property and equipment, net		                     	1,410         		4,905
Receivable and other assets			                     4,160         		2,746
                                               ---------      ----------
       Total assets			                         $  54,825 		   $   53,876
                                               =========      ==========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses			    $     904      $    1,209
   Income taxes payable		                           	940           		219
   Deferred income taxes  (note 3)			              2,120         		2,776
                                               ---------      ----------
       Total current liabilities			                3,964         		4,204

Deferred income taxes                           			2,364         		1,174
                                               ---------      ----------
       Total liabilities			                        6,328         		5,378
                                               ---------      ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized 2,000,000 shares, none issued			          -  		          -
Class A common stock, $.01 par value;
  authorized 5,000,000 shares, none issued			          -  	          	-
Common stock, $.01 par value; authorized
  12,500,000 shares, 7,266,000 issued	              		73           		73
Capital in excess of par value 		                	36,767       		36,767
Accumulated other comprehensive income
  - unrealized gains on	marketable
  securities, net			                               3,190        		4,185
Retained earnings			                              44,084       		43,090
                                                --------      ---------
                                               			84,114       		84,115
Less common stock in treasury; 4,085,000
  shares at June 30 and December 31, at cost     	35,617       		35,617
                                                --------      ---------
       Total stockholders' equity			              48,497       		48,498
                                                --------      ---------
 Total liabilities and stockholders' equity 			 $ 54,825 		   $  53,876
                                                ========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            GIANT GROUP, LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the six-month periods ended June 30, 1998 and 1997
                               (Unaudited)

(Dollars in thousands)	                   							Six-months ended
                                             								June 30,
                                              ------------------------
                                        					 			1998        		1997
                                              ----------    ----------
 Operating Activities:
   Net income (loss)								                   $     994 		  $  (2,347)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation								                            188 	        	217
     Gain on sale of property and equipment							(2,845)          		-
     Gain on the sale of marketable securities						(125)        		(92)
     Equity in loss of affiliate							               	-         		129
     Amortization of premium and accretion of
       discounts on investments, net 							       	(355)       		(714)
     Changes in assets and liabilities:
       Decrease in income tax receivables							  	1,100      		10,813
       Increase in prepaid expenses and
        other assets					                         			(76)       		(426)
       Decrease in accounts payable
        and accrued expenses							                	(305)       		(267)
       Increase in income taxes							            	1,911           		-
                                               ---------     ----------
	Net cash provided by operating activities						    	487       		7,313
                                               ---------     ----------

Investing Activities:
  Sales of marketable securities							           	5,055       		9,098
  Purchase of marketable securities					      			(25,506)    		(18,916)
  Debt payment and short-term advance repayment							74       		1,843
  Net proceeds from sale of assets							        	19,726           		-
  Purchase of assets held-for-sale
   and related costs 						                        		(49)     		(4,101)
  Purchases of property and equipment							        	(39)       		(871)
                                               ---------     ----------
	Net cash used by investing activities						       	(739)	    	(12,947)
                                               ---------     ----------

Financing Activities:
  Proceeds from short-term borrowings							          	-      		10,000
  Repayment of short-term borrowings						           		-     		(10,500)
  Purchase of treasury stock						                   		-      		(3,638)
                                               ---------     ----------
	Net cash used by financing activities						          	-      		(4,138)
                                               ---------     ----------
 Decrease in cash and cash equivalents						       	(252)     		(9,772)

Cash and cash equivalents:
   Beginning of period							                     	1,137      		13,137
                                               ---------     ----------
   End of period								                       $     885 		  $   3,365
                                               =========     ==========

Supplemental disclosure of cash received
  (paid) for:
   Income taxes, net			                   				 $   2,282 		  $  10,813
   Interest							                                   	(2)	        	(78)


The accompanying notes are an integral part of these consolidated financial statements.

                            GIANT GROUP, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
            (Dollars in thousands, except per share amounts)

1.	Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. For the six-months ended June 30, 1997, the Company corrected weighted average shares and basic loss per common share, which was previously reported as 3,490,000 and $(0.67), respectively. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1997 Annual Report on Form 10-K.

2.	Investment in Affiliate

	As of June 30, 1998 and December 31, 1997, the Company's investment in Rally's common stock consists of approximately 3,226,000 and 3,181,000 shares, respectively. On June 11, 1998, the Rally's stockholders approved the conversion of Rally's series A participating preferred stock into common stock. As a result, the Company's 449 shares of Rally's series A participating preferred stock was converted into 44,900 shares of Rally's common stock. As a result of this conversion, the Company's ownership decreased to approximately 11%. This investment is accounted for as a marketable security-available-for-sale. The quoted market value of Rally's common stock on June 30, 1998 was approximately $6,653.

	On December 18, 1997, the Company's ownership decreased to approximately 13%. The decrease in the Company's ownership resulted from the exchange by the Company of approximately 200,000 shares of Checkers common stock for Rally's securities. In addition, certain of the Company's related parties, CKE and Fidelity also participated in the exchange of Checkers' securities.

	In June 1997, Rally's and Checkers ended talks for a proposed merger between the two companies, which was announced on March 25, 1997. However, as a result of the exchange of securities in December 1997, Rally's now owns approximately 27% of Checkers. Rally's Chairman of the Board and Chief Executive Officer have both been appointed to the same positions in Checkers and further consolidations of management and operations have taken place.

	In March 1997, 1,175,000 options granted to Fidelity and CKE by GIANT to purchase Rally's common stock at $4.00 per share were canceled. These options had been granted pursuant to the 1996 Purchase and Standstill Agreement between GIANT and Fidelity.

                            GIANT GROUP, LTD.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
            (Dollars in thousands, except per share amounts)

2.	Investment in Affiliate (Cont.)

	As of June 30, 1997, the Company accounted for its 15% investment in Rally's common stock, which consisted of 3,137,000 shares, under the equity accounting method. The quoted market value on June 30, 1997 of this investment was $8,235.

	Summarized financial information for Rally's is as follows:

							                                Three-Months Ended		Six-Months Ended
	Operating results:				                 	    6/29/97  	   	     6/29/97
--------------------                   ------------------  ----------------
	Revenues			                                 $    38,090        $   70,685
	Income from operations					                      	1,806           		2,821
	Net income (loss)						                              92	           		(860)
	GIANT's share of non-cash equity  income (loss)
        in Rally's net income (loss)	   	 	           14  	           (129)


3. Current Deferred Income Taxes

	Current deferred income taxes represent the tax effect of the unrealized gains on marketable securities included in accumulated other comprehensive income as part of Stockholders' Equity.

4.	New Accounting Pronouncements

	During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income or loss and its components in a full set of general-purpose financial statements. The changes in components of comprehensive income (loss), net of provision (benefit) for income taxes, for the six-month periods ended June 30, 1998 and 1997 are as follows:


		                  			               1998	                  1997
                            -----------------------  ------------------------
                    				    Pre-Tax   Tax     Net    Pre-tax   Tax      Net
                  			      	Amount  Benefit  Amount  Amount  Provision Amount
                            ------- -------  ------  ------- -------- ------
Other comprehensive income
  (loss):
   Unrealized gains
    (losses) on marketable
     securities, net        $(1,658) $ (663) $  (995) $  607  $   243 $3,644

Net income (loss)			               		            994                  (2,347)
                                             -------                  ------

 Comprehensive loss                				      $(    1)                $(1,983)
                                             =======                 =======



5.	Sale of Assets

 On April 17, 1998, the Company sold for cash one of its two luxury yachts for $14,500, less selling expenses. At December 31, 1997, the Company reduced the carrying value, in total, of the yachts to their approximate net realizable value. The net sales price equaled the Company's carrying value. The Company is marketing the remaining yacht for sale, and continues to charter it pending a sale.

	On April 28, 1998, the Company sold for cash its plane, a Gulfstream II SP acquired in 1991, for $6,293, less selling expenses, and recognized a pre-tax gain of $2,845.

6. 	Commitments and Contingencies

The Company is involved in lawsuits as described in the following paragraphs.

	Mittman/Rally's. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT and Burt Sugarman. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and, on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted but have been unsuccessful. Fact discovery is now set to be completed by the end of August, 1998. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time and does not know if all of the potentially available insurance coverages will apply. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

 Harbor. In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against certain of Rally's officers and directors and GIANT, David Gotterer and Burt Sugarman (listed alphabetically), before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT itself, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of July 17, 1998 was $95 1/8, approximately 40% higher than the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion.
There has been limited document discovery. No trial date has been scheduled yet. Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

	KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). On February 19, 1997, Joseph Pike and the
NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman (listed alphabetically), which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of contract. Discovery is on going in KCC's action against the NeoGen Entities and in the related cross-complaint. Trial is rescheduled for September 28, 1998. The Company denies all wrongdoing and intends to vigorously defend itself against the cross-complaint. It is not possible to predict the outcome of this action at this time.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.
        (Dollars in thousands except per share amounts)

Results of Operations for the Three-Months Ended June 30, 1998 Versus June 30, 1997

	Total revenue for the three-month period ended June 30, 1998 increased $3,226 to $3,930 from $704 for the comparable period in 1997. Total revenue for the second quarter of 1998 included a pre-tax gain of $2,845 on the sale of the Company plane. As a result of the Company ending the Luxury Yacht Co-Ownership Program ("Co-Ownership Program") in November 1997, the Company sold one of its luxury yachts for its net book value in the second quarter of 1998. The Company continues to market the remaining yacht for sale and earned $346 from the chartering of this yacht during the second quarter of 1998. No charter income was earned in the comparable period in 1997.

	The on-going operating and maintenance expenses for both of the yachts for the three-months ended June 30, 1998 decreased $133 to $418 from $551 for the comparable period in 1997, resulting primarily from lower advertising of $134. One yacht was sold in April 1998.

	General and administrative expenses for the three-months ended June 30, 1998 decreased $314 to $910 from $1,224 for the comparable period in 1997 due to an overall decrease in corporate expenses.

Results of Operations for the Six-Months Ended June 30, 1998 Versus June 30,
1997

	Total revenue for the six-month period ended June 30, 1998 increased $3,231 to $4,680 from $1,449 for the comparable period in 1997. Total revenue for the six-month period ended June 30, 1998 included a pre-tax gain of $2,845 on the sale of the Company plane. As a result of the Company ending the Co-Ownership Program in November 1997, the Company sold one of its luxury yachts for its net book value during the current period. The Company continues to market the remaining yacht for sale and earned $496 from the chartering of the two yachts during the six-months ended June 30, 1998. No charter income was earned in the comparable period in 1997.

	The on-going operating and maintenance expenses for both of the yachts for the six-months ended June 30, 1998 decreased $24 to $990 from $1,014 for the comparable period in 1997. Contributing to the decrease was lower advertising of $287, partially offset by higher crew payroll and related expenses of $271. One yacht was sold in April 1998.

	General and administrative expenses for the six-months ended June 30, 1998 decreased $549 to $1,809 from $2,358 for the comparable period in 1997 due to an overall decrease in corporate expenses.

	Effective December 1997, the Company records its investment in Rally's common stock as a marketable security-available-for-sale because of a reduction of its ownership. In 1997, the Company accounted for its investment in Rally's common stock under the equity method.

Liquidity and Capital Resources

	Cash and cash equivalents, marketable securities and income tax receivables at June 30, 1998 totaled $37,552 compared with $21,111 at December 31, 1997. At June 30, 1998 and December 31, 1997, the Company had working capital of $45,291 and $42,021 with current ratios of 12.4 to 1 and
11.0 to 1, respectively. The Company's liquidity increased substantially due to certain transactions described in the following paragraphs.

	Net cash provided by operating activities for the six-months ended June 30, 1998 was $487 compared to cash provided by operating activities of $7,313 for the comparable period in 1997. The six-month periods ended June 30, 1998 and 1997 included the receipt of income tax refunds of $2,291 and $10,813, respectively. The 1998 receipt related to the 1997 net operating loss carryback claim, and the 1997 receipt related to the realization of capital losses on the 1996 sales of Rally's common stock and the 1996 net operating loss carryback claim. These increases were lowered by cash used for the funding of the Company's operations.

	Net cash used by investing activities for the six-months ended June 30, 1998 was $739 compared to cash used by investing activities of $12,947 for the comparable period in 1997. In 1998, the Company received cash of $19,726 from the sale of one of the Company's yachts and from the sale of its corporate plane. These proceeds plus sales of marketable securities of $5,055 were used for purchases of $25,506 of marketable securities. The comparable 1997 purchases were $18,916, and proceeds from sales were $9,098. In 1998, the Company invested $49 in assets held-for-sale compared to $4,101 in 1997. The Company received principal payments on its investment in Checkers subordinated debt of $74 and $1,843 in 1998 and 1997, respectively, including payment in full of the 1996 short-term advance of $500 in 1997. Finally, during the current year, the Company paid
$39 for property and equipment compared to $871 for the comparable period in 1997.

	The Company's financing activities for the six-months ended June 30, 1998 did not use or provide cash compared to a use of cash of $4,138 for the comparable 1997 period. In 1997, the Company repaid the $10,500 note, which financed assets purchased in 1996 for the Co-Ownership Program. In May 1997, the Company borrowed $10,000 on a loan that was secured by one of its luxury yachts. In July 1997, the loan was paid in full. In addition, in 1997, the Company, with the approval of the Board of Directors, purchased 459,000 shares of its own Common Stock at an aggregate cost of $3,638.

	The Company's current liquidity is provided by cash and cash equivalents, marketable securities, and investment income. In addition, in the second quarter of 1998, the Company's liquidity was provided by the sale of certain assets. Management believes that this liquidity, plus the Company's capital resources, is sufficient for the Company to fund its current business operations and operating expenses. The Company continues to review operating companies to acquire, but has not yet entered into any definitive agreements. It is expected that the Company's current assets would be sufficient to fund possible future acquisitions and, if necessary, the Company believes that it would have the ability to obtain financing at favorable rates.

Year 2000

 Based on the Company's existing operations, the Company believes that it will achieve the Year 2000 compliance through the modification of its existing programs and systems which was completed as of June 30, 1998 at a minimal cost.

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

For information regarding legal matters, see Note 6 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 4.	Submissions of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 10, 1998. The stockholders elected a Board of five directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.

Results of the voting in connection with each of the matters submitted to the stockholders were as follows:


Board of Directors       				           For		       Against      	No Vote
                                     ---------     --------       -------
	Terry Christensen				               2,738,777    		110,612
	David Gotterer			                  	2,738,527   			110,862
	David Malcolm				                  	2,738,707   			110,682
	Jeffrey Rosenthal					              2,738,572   			110,817
	Burt Sugarman				                  	2,731,580	   		117,809

	Ratify appointment of Arthur
  Anderson LLP as Company's
  independent auditors		             2,748,965	   		 97,863     		 2,561


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27	Financial Data Schedule

	(b)	Reports on Form 8-K

	The following reports on Form 8-K have been filed by the Company during the second quarterly period ended June 30, 1998:

		Report Date		      Item Reported

		April 17, 1998    	Sale of one of the Company's luxury yachts

		April 28, 1998	   	Sale of the Company plane

Items 2,3, and 5 are not applicable.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      									                     	GIANT GROUP, LTD. - Registrant

                                    	By:   /s/ William H. Pennington
     										                            William H. Pennington
                           										      Vice President,
                             											  	Chief Financial Officer,
                              											  Secretary and Treasurer





Date:	July 28, 1998