Form 10-Q
period 1998-09-30
GIANT GROUP LTD
filed 1998-11-04
CIK 41296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the third quarterly period ended September 30, 1998




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


      On November 2, 1998 the latest practicable date, there were 2,974,055 shares of Common Stock outstanding.

                                GIANT GROUP, LTD.

                                      INDEX




                                                                                                   Page No
                                                                                                   -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  Three and Nine-Month Periods Ended September 30, 1998 and 1997                       3

                  Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997                                             4

                  Consolidated Statements of Cash Flows -
                  Nine-Month Periods Ended September 30, 1998 and 1997                                 5

                  Notes to Consolidated Financial Statements                                           6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           11-13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            14

Item 6.  Exhibits and Reports on Form 8-K                                                             14

                  (a) Exhibits

                  (b) Reports on Form 8-K

Signature                                                                                             15

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

(Dollars  in thousands, except per share amounts)

                                                                     Three-months ended                 Nine-months ended
                                                                        September 30,                     September 30,
                                                                ----------------------------      ----------------------------
                                                                   1998             1997             1998              1997
                                                                -----------      -----------      -----------      -----------
Revenue:
     Investment income                                          $       513      $       365      $     1,718      $     1,713
     Gain on the sale of marketable securities                            3              106              128              198
     Gain on sale of property and equipment                              10               --            2,855               --
     Charter and other income                                           814              238            1,319              247
                                                                -----------      -----------      -----------      -----------
                                                                      1,340              709            6,020            2,158
                                                                -----------      -----------      -----------      -----------

Costs and expenses:
    Co-ownership and charter                                            458            1,684            1,448            2,698
    General and administrative                                          794            1,152            2,603            3,510
    Merger agreement and related legal                                  325               --              325               --
    Interest expense                                                      0               75                2              153
    Depreciation                                                         46              165              234              382
                                                                -----------      -----------      -----------      -----------
                                                                      1,623            3,076            4,612            6,743

Equity in loss of affiliate                                              --             (172)              --             (301)
                                                                -----------      -----------      -----------      -----------

Income (loss) before benefit for income taxes                          (283)          (2,539)           1,408           (4,886)

Benefit for income taxes                                             (1,047)          (3,100)            (350)          (3,100)
                                                                -----------      -----------      -----------      -----------

Net income (loss)                                               $       764      $       561      $     1,758      $    (1,786)
                                                                ===========      ===========      ===========      ===========


Basic and diluted earnings (loss) per common share (Note 1)     $      0.24      $      0.18      $      0.55      $     (0.54)
                                                                ===========      ===========      ===========      ===========

Weighted average shares for basic and diluted
   earnings (loss) per common share (Note 1)                      3,181,000        3,181,000        3,181,000        3,287,000
                                                                ===========      ===========      ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except per share amounts)

                                                                                      September 30,    December 31,
                                                                                          1998            1997
                                                                                        -------          -------
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $ 1,689          $ 1,137
   Marketable securities                                                                 30,961           18,874
   Income tax receivables                                                                    --            1,100
   Other receivables                                                                      4,175              332
   Assets held-for-sale (note 6)                                                         10,335           24,362
   Prepaid expenses and other assets                                                        463              420
                                                                                        -------          -------
        Total current assets                                                             47,623           46,225

Property and equipment, net                                                               1,264            4,905
Receivable and other assets                                                               1,194            2,746
                                                                                        -------          -------
       Total assets                                                                     $50,081          $53,876
                                                                                        =======          =======

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                $ 1,052          $ 1,209
   Income taxes payable                                                                   1,193              219
   Deferred income taxes  (note 4)                                                          317            2,776
                                                                                        -------          -------
       Total current liabilities                                                          2,562            4,204

Deferred income taxes                                                                       973            1,174
                                                                                        -------          -------
       Total liabilities                                                                  3,535            5,378
                                                                                        -------          -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                    --               --
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued               --               --
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued                 73               73
Capital in excess of par value                                                           36,767           36,767
Accumulated other comprehensive income - unrealized gains on
  marketable securities, net                                                                475            4,185
Retained earnings                                                                        44,848           43,090
                                                                                        -------          -------
                                                                                         82,163           84,115
Less common stock in treasury; 4,085,000 shares at September 30 and
  December 31, at cost                                                                   35,617           35,617
                                                                                        -------          -------
       Total stockholders' equity                                                        46,546           48,498
                                                                                        -------          -------
       Total liabilities and stockholders' equity                                       $50,081          $53,876
                                                                                        =======          =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

(Dollars in thousands) Nine-months ended

                                                                                    September 30,
                                                                             ---------------------------
                                                                               1998               1997
                                                                             --------           --------
Operating Activities:
   Net income (loss)                                                         $  1,758           $ (1,786)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                 234                382
     Provision for impairment of asset held-for-sale                              541                 --
     Gain on sale of property and equipment                                    (2,855)                --
     Gain on the sale of marketable securities                                   (128)              (198)
     Equity in loss of affiliate                                                   --                301
     Deferred income taxes                                                       (450)                --
     Accretion of discounts on investments, net                                  (532)              (406)
     Changes in assets and liabilities:
       Decrease in income tax receivables                                       1,100             10,886
       Decrease (increase) in prepaid expenses and other assets                  (455)               131
       Increase (decrease) in accounts payable and accrued expenses              (157)                25
       Increase (decrease) in income taxes                                      1,224             (3,173)
                                                                             --------           --------
             Net cash provided by operating activities                            280              6,162
                                                                             --------           --------

Investing Activities:
  Sales of marketable securities                                               22,362             19,308
  Purchase of marketable securities                                           (41,937)           (19,039)
  Debt payment and short-term advance repayment                                    99              1,865
  Net proceeds from sale of assets                                             19,843                 --
  Purchase of assets held-for-sale and related costs                              (49)            (4,272)
  Purchases of property and equipment                                             (46)            (1,828)
                                                                             --------           --------
             Net cash provided (used) by investing activities                     272             (3,966)
                                                                             --------           --------

Financing Activities:
  Proceeds from short-term borrowings                                              --             10,000
  Repayment of short-term borrowings                                               --            (20,500)
  Purchase of treasury stock                                                       --             (3,638)
                                                                             --------           --------
             Net cash used by financing activities                                 --            (14,138)
                                                                             --------           --------

             Increase (decrease) in cash and cash equivalents                     552            (11,942)

Cash and cash equivalents:
   Beginning of period                                                          1,137             13,137
                                                                             --------           --------
   End of period                                                             $  1,689           $  1,195
                                                                             ========           ========

Supplemental disclosure of cash received (paid) for:
   Income taxes, net                                                         $  2,193           $ 10,813
   Interest                                                                        (2)              (153)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. For the nine-months ended September 30, 1997, the Company corrected weighted average shares and basic loss per share, which was previously reported as 3,375,000 and $(.53), respectively. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1997 Annual Report on Form 10-K.

2.       INVESTMENT IN AFFILIATE

         As of September 30, 1998 and December 31, 1997, the Company's investment in Rally's common stock consists of approximately 3,226,000 and 3,181,000 shares, respectively. On June 11, 1998, the Rally's stockholders approved the conversion of Rally's series A participating preferred stock into common stock. As a result, the Company's 449 shares of Rally's series A participating preferred stock was converted into 44,900 shares of Rally's common stock. As a result of this conversion, the Company's ownership decreased to approximately 11%. This investment is accounted for as a marketable security classified as an investment available-for-sale. The quoted market value of Rally's common stock owned by the Company on September 30, 1998 was approximately $3,226.

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

         As of September 30, 1997, the Company accounted for its 15% investment in Rally's common stock, which consisted of 3,137,000 shares, under the equity accounting method. The quoted market value on September 30, 1997 of this investment was $10,393.

         On September 25, 1998, the Company agreed in principle to a merger transaction with Rally's and Checkers. On November 2, 1998 the proposed merger was terminated. See Note 3.

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


2.       INVESTMENT IN AFFILIATE (CONT.)

         Summarized unaudited financial information for Rally's is as follows:

                                           Three Months Ended   Nine Months Ended
Operating results:                              9/28/97             9/28/97
------------------                              -------             -------
Revenues                                       $  38,522           $ 109,207

Income from operations                               543               3,364

Net loss                                          (1,148)             (2,008)
GIANT's share of non-cash equity loss
 in Rally's net loss                                (172)               (301)

3.       MERGER TRANSACTION

         On September 25, 1998, the Company agreed in principle to a merger transaction pursuant to which Rally's would merge with the Company and Checkers. Rally's, together with its franchisees, operates approximately 482 double drive-through restaurants primarily in the Midwest and the Sunbelt and Checkers, together with its franchisees, operates approximately 483 double drive-through restaurants primarily in the southeastern United States. Under the terms of the merger transaction, each share of the Company's common stock would be converted into 10.48 shares of Rally's common stock and each share of Checkers common stock would be converted into 0.5 shares of Rally's common stock upon consummation of the merger. The transaction was subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

         On November 2, 1998, the Company, Rally's and Checkers announced the termination of their proposed merger. The merger was terminated when the definitive merger agreement could not be finalized within the allowed time period.

 4.      CURRENT DEFERRED INCOME TAXES

         Current deferred income taxes represent the tax effect of the unrealized gains and losses on marketable securities included in accumulated other comprehensive income as part of Stockholders' Equity.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income or loss and its components in a full set of general-purpose financial statements. The changes in components of comprehensive loss, net of provision (benefit) for income taxes, for the nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                         1998                                         1997
                                         ------------------------------------     ----------------------------------------
                                         Pre-Tax         Tax            Net       Pre-tax             Tax             Net
                                         Amount        Benefit         Amount      Amount          Provision        Amount
                                         ------        -------         ------     -------          ---------        ------
Other comprehensive income (loss):
Unrealized gains (losses) on
   marketable securities, net           $(6,183)       $(2,473)       $(3,710)      $  653          $    261        $    392
Net income (loss)                                                       1,758                                         (1,786)
                                                                      -------                                       --------
Comprehensive loss                                                    $(1,952)                                      $ (1,394)
                                                                      =======                                       ========

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


6.       SALE OF ASSETS

         During the three months ended September 30, 1998, the Company sold corporate assets for cash of $117. The Company used part of the proceeds to pay off an existing mortgage and recognized a net gain of $10 from the sale of these assets.

         On April 17, 1998, the Company sold for cash one of its two luxury yachts for $14,500, less selling expenses. At December 31, 1997, the Company reduced the carrying value, in total, of the yachts to their approximate net realizable value. The net sales price equaled the Company's carrying value. The Company continued to market the remaining yacht for sale, and continued to charter it until October 1998, when it was sold for a cash sales price of $10,875 less selling expenses. The Company recognized a loss related to this sale equal to the selling costs and has recorded a charge of $541 which is included in Co-ownership and charter expenses in the consolidated statements of operations for the quarter ended September 30, 1998.

         On April 28, 1998, the Company sold for cash its plane, a Gulfstream II SP acquired in 1991, for $6,293, less selling expenses, and recognized a pre-tax gain of $2,845.

7.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in lawsuits as described in the following paragraphs.

         Mittman/Rally's. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Wayne Albritton, Donald Moore, Charles Klausman, Edward Binzel, Gena Morris, Patricia Glaser and Burt Sugarman, present and former officers, directors and shareholders of Rally's and its auditors and GIANT. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and, on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted but have been unsuccessful. A further settlement conference is now scheduled for December 7, 1998. Fact discovery is not yet complete, but the parties anticipate that a cut-off date will be set should the settlement conference prove unsuccessful. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

         Harbor. In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against Burt Sugarman, Mary Hart, Michael Fleishman, David Gotterer, Patricia Glaser, Willie Davis, John Roschman, Jeffrey Rosenthal, officers and directors of Rally's and GIANT, before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT itself, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of October 30, 1998 was $84 1/2, approximately 24% higher than the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. There has been limited document discovery. No trial date has been scheduled yet. Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

         KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


7.       COMMITMENTS AND CONTINGENCIES (CONT.)

causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of contract. Discovery in this action is complete. On October 2, 1998, the court entered an order which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. Trial is rescheduled for December 7, 1998. The Company denies all wrongdoing and intends to vigorously defend itself against the cross-complaint. It is not possible to predict the outcome of this action at this time.

         First Albany Corp., as custodian for the benefit of Nathan Suckman v. Checkers Drive-In Restaurant, Inc., et al., Case No. 1667. ("Suckman") This putative class action was filed on September 29, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and Checkers (the "Proposed Merger"), and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

         David J. Steinberg and Chaile B. Steinberg, individually and on behalf of those similarly situated, v. Checkers Drive-In Restaurants, Inc., et al., Case No. 16680. This putative class action was filed on October 2, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. As with the complaint detailed herein above in Suckman, the complaint arises out of the Proposed Merger, and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers and seek, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing

                                GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


7.       COMMITMENTS AND CONTINGENCIES (CONT.)

the action, including attorneys' fees, and such other relief as the court may deem proper. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

8.        SUBSEQUENT EVENT

         In October 1998, the Company acquired 206,600 shares of its Common Stock for an aggregate cost of $1,482.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997

         Total revenue for the three-month period ended September 30, 1998 increased $631 to $1,340 from $709 for the comparable period in 1997. Interest income earned from the Company's investments in debt securities increased $142 to $501 from $359 for the comparable period. In the third quarter of 1998, charter income increased $578 to $812 from $234 in the comparable period.

         The Co-Ownership and charter expenses for the three months ended September 30, 1998 decreased $1,226 to $458 from $1,684 for the comparable period in 1997. In 1998 there were operating and maintenance expenses for only one yacht compared to two in the prior year and the Company recorded a refund of $294 related to U.S. Customs' fees paid in 1997. These decreases in expense were partially offset by a charge of $541 related to a decline in the value of the remaining yacht that was sold in October 1998.

         General and administrative expenses for the three months ended September 30, 1998 decreased $358 to $794 from $1,152 for the comparable period in 1997 due to an overall decrease in corporate expenses.

         Merger agreement and related legal expense for the three months ended September 30, 1998 was $325 related to the proposed merger with Rally's and Checkers that was terminated on November 2, 1998. There were no such expenses in the comparable period of 1997.

         Interest expense for the three months ended September 30, 1997 was associated with the financing of one of the Company's luxury yachts for one month in 1997.

         Depreciation expense for the three-months ended September 30, 1998 decreased $119 to $46 from $165 for the comparable period in 1997 due to the sale of the Company plane in April 1998.

         Benefit for income taxes for the three months ended September 30, 1998 decreased $2,053 to $1,047 from $3,100 for the comparable period in 1997. In 1998 the benefit resulted from a reduction in the tax valuation allowance based on management's estimates related to the Company's ability to realize these benefits, primarily related to a Federal net operating loss carryback. In 1997 the Company recognized a tax benefit of $3,100 when it won a dispute with the California State Franchise Tax Board ("CFTB") over taxes assessed for 1989 through 1991 for which it had accrued a liability prior to 1997.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997

         Total revenue for the nine-month period ended September 30, 1998 increased $3,862 to $6,020 from $2,158 for the comparable period in 1997. Total revenue for the nine-month period ended September 30, 1998 included a pre-tax gain from the sale of property and equipment of $2,855, primarily due to the sale of the Company plane. As a result of the Company ending the Co-Ownership Program in November 1997, the Company sold one of its luxury yachts for its net book value during the current year. The Company's charter income increased $1,074 to $1,308 from $234 in the comparable 1997 period, however, no additional income for the year will be recorded due to the sale of the remaining luxury yacht in October 1998.

         The Co-Ownership and charter expenses for both of the yachts for the nine-months ended September 30, 1998 decreased $1,250 to $1,448 from $2,698 for the comparable period in 1997. Contributing to the decrease was lower advertising of $433 and refunds of U.S. Customs' fees of $294, partially offset by a charge of $541 related to a decline in the value of the remaining yacht that was sold in October 1998.

         General and administrative expenses for the nine-months ended September 30, 1998 decreased $907 to $2,603 from $3,510 for the comparable period in 1997 due to an overall decrease in corporate expenses.

         Merger agreement and related legal expense for the nine months ended September 30, 1998 was $325 related to the proposed merger with Rally's and Checkers that was terminated on November 2, 1998. There were no such expenses in the comparable period of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997 (CONT.)

         Interest expense for the nine months ended September 30, 1997 was associated with the financing of one of the Company's luxury yachts for two months in 1997.

         Depreciation expense for the nine months ended September 30, 1998 decreased $148 to $234 from $382 for the comparable period in 1997. The decrease related to the sale of the Company plane, partially offset by the higher expense related to the Company's move into its new office space in April 1997.

         Benefit for income taxes for the nine months ended September 30, 1998 decreased $2,750 to $350 from $3,100 for the comparable period in 1997. In 1998 the benefit resulted from a reduction in the tax valuation allowance based on management's estimates related to the Company's ability to realize these benefits, primarily related to a Federal net operating loss carryback, partially offset by the tax provision for the current year pretax income. In 1997 the Company recognized a tax benefit of $3,100 when it won a dispute with the CFTB over taxes assessed for 1989 through 1991 for which it had accrued a liability prior to 1997.

         Effective December 1997, the Company records its investment in Rally's common stock as a marketable security classified as an investment available-for-sale because of a reduction of its ownership. In 1997, the Company accounted for its investment in Rally's common stock under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, marketable securities, income tax receivables and other receivables at September 30, 1998 totaled $36,825 compared with $21,443 at December 31, 1997. At September 30, 1998 and December 31, 1997, the Company had working capital of $45,061 and $42,021 with current ratios of
18.6 to 1 and 11.0 to 1, respectively. At September 30, 1998, the Company reclassified its investment in Checkers subordinated debt of $3,623, net of unamortized discount of $519, to short-term receivables, as the maturity date of this investment is July 1999. The Company's liquidity also increased due to certain transactions described in the following paragraphs.

         Net cash provided by operating activities for the nine months ended September 30, 1998 was $280 compared to cash provided by operating activities of $6,162 for the comparable period in 1997. The nine-month periods ended September 30, 1998 and 1997 included the receipt of income tax refunds of $2,291 and $10,813, respectively. The 1998 receipt related to the 1997 net operating loss carryback claim, and the 1997 receipt related to the realization of capital losses on the 1996 sales of Rally's common stock and the 1996 net operating loss carryback claim. These increases were lowered by cash used for the funding of the Company's operations.

         Net cash provided by investing activities for the nine months ended September 30, 1998 was $272 compared to cash used by investing activities of $3,966 for the comparable period in 1997. In 1998, the Company received cash of $19,843 from the sale of one of the Company's yachts and the sales of its company plane and other corporate assets. These proceeds plus proceeds from the sales of marketable securities of $22,362 were the primary source of funds for the purchases of $41,937 of marketable securities. The comparable 1997 purchases were $19,039 and proceeds from sales were $19,308. In 1998, the Company invested $49 in assets held-for-sale compared to $4,272 in 1997. The Company received principal payments on its investment in Checkers subordinated debt of $99 and $1,865 in 1998 and 1997, respectively, including payment in full of the 1996 short-term advance of $500 in 1997. Finally, during the current year, the Company paid $46 for property and equipment compared to $1,828 for the comparable period in 1997.

         The Company's financing activities for the nine months ended September 30, 1998 did not use or provide cash compared to a use of cash of $14,138 for the comparable 1997 period. In 1997, the Company repaid the $10,500 note, which financed assets purchased in 1996 for the Co-Ownership Program. In May 1997, the Company borrowed $10,000 on a loan that was secured by one of its luxury yachts and in July 1997, the loan was paid in full. In addition, in 1997, the Company, with the approval of the Board of Directors, purchased 459,000 shares of its own Common Stock at an aggregate cost of $3,638.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

         The Company's current liquidity is provided by cash and cash equivalents, marketable securities, other investments, and investment income. In addition, in the nine months of 1998, the Company's liquidity was provided by the sale of certain assets and in October 1998 by the sale of the Company's remaining luxury yacht. Management believes that this liquidity, plus the Company's capital resources, is sufficient for the Company to fund its current business operations and operating expenses. The Company continues to review operating companies to acquire, but has not yet entered into any definitive agreements. It is expected that the Company's current assets would be sufficient to fund possible future acquisitions and, if necessary, the Company believes that it would have the ability to obtain financing at favorable rates.

         In October 1998, the Company acquired 206,600 shares of its Common Stock for an aggregate cost of $1,482.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              27    Financial Data Schedule

        (b) The Registrant filed no reports on Form 8-K during the third quarterly period ended September 30, 1998.

ITEMS 2,3, 4 AND 5 are not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GIANT GROUP, LTD. - Registrant


                                            By: /s/ William H. Pennington
                                               ---------------------------------
                                               William H. Pennington
                                               Vice President, Chief Financial
                                               Officer, Secretary and Treasurer




Date:    November 3, 1998