Form 10-K
period 1998-12-31
GIANT GROUP LTD
filed 1999-03-31
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1998

                               GIANT GROUP, LTD.

       9000 Sunset Boulevard, 16th Floor, Los Angeles, California 90069

                 Registrants telephone number  (310) 273-5678

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

Securities registered pursuant to 12(g) of the Act:                    None
                                                                       ----

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                       x
                                       -

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      --

   As of March 24, 1999, 3,927,148 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price on the New York Stock Exchange on March 24, 1999 was $ 12.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held May 18, 1999 are incorporated by reference into Part III of this Report.

                   Exhibit Index located at page 51 herein.

                               TABLE OF CONTENTS




PART I                                                       Page No.

     Item 1.  Business                                              3


     Item 2.  Properties                                           13


     Item 3.  Legal proceedings                                    13


     Item 4.  Submission of matters to a vote of security holders  16

PART II

     Item 5.  Market for the registrant's common equity and
              related stockholder matters                          16


     Item 6.  Selected financial data                              17


     Item 7.  Management's discussion and analysis of financial
              condition and results of operations                  18


     Item 8.  Financial statements and supplementary data          23

     Item 9.  Changes in and disagreements with accountants on
              accounting and financial disclosure                  50


PART III

     Item 10.  Directors and executive officers of the registrant  50

     Item 11.  Executive compensation                              50

     Item 12.  Security ownership of certain beneficial owners
               and management                                      50

     Item 13.  Certain relationships and related transactions      50


PART IV

     Item 14.  Exhibits, financial statement schedules and
               reports on Form 8-K                                 50

                                    PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. The Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. ("company" or "Periscope").

     From 1985 through October 1994, GIANT's major operating subsidiaries were Giant Cement Company ("Giant Cement") and Keystone Cement Company, which manufactured portland and masonry cements sold to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors and state and local government agencies. From 1987 through October 1994, GIANT also owned Giant Resource Recovery Company, Inc., which was a marketing agent for resource recovery services for Giant Cement. On October 6, 1994, KCC sold 100% of the stock of its wholly owned subsidiary, Giant Cement Holding, Inc., through an initial public offering. The Company received net proceeds of $125.8 million, which resulted in a gain of $77 million before income taxes of $28.8 million. As a result of the transaction, GIANT has fully divested its cement and resource recovery operations.

     Beginning in 1987, the Company, through its equity investment in Rally's Hamburgers, Inc. ("Rally's"), has been involved in the operation of double drive-through hamburger restaurants and as of December 31, 1994 owned 48% (7,430,000 shares) of Rally's outstanding common stock. From December 1995 through November 1996, the Company's equity interest in Rally's common stock decreased to 15% primarily due to the sale of 4,293,000 shares to Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants, Inc. ("CKE"), an affiliate of Fidelity.

     On January 22, 1996, the Company announced that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock ("Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. On April 22, 1996, GIANT agreed to the request of the Rally's board of directors to terminate the proposed Exchange Offer.

     During 1996, the Company added to its involvement in the operation of double drive-through hamburger restaurants by purchasing 200,000 shares of the common stock of Checkers Drive-In Restaurants ("Checkers"). In addition, along with CKE and others, KCC purchased $29,900,000 of Checkers $36,100,000 restructured, 13% senior subordinated debt ("13% debt") from certain current debt holders. These holders retained approximately $6,200,000 of the principal amount. The total purchase price for the 13% debt was $29,100,000. KCC purchased $5,100,000 principal amount of 13% debt for $5,000,000. The restructured credit agreement extended the maturity date to July 31, 1999 and provided for 50% of the aggregate net proceeds from the sale of assets to be paid to the holders of the 13% debt. Since the restructured 13% debt was purchased in November 1996, Checkers has made over $2,100,000 in principal payments to KCC, the funds coming from a private placement of its common stock and sale of assets. Because of these principal payments made by Checkers, the next scheduled principal payment on the 13% debt is due on July 31, 1999, when the entire principal balance is payable in full. The restructured credit agreement also provided for Checkers to issue warrants ("Checkers Warrants") to all holders of the 13% debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC initially assigned the Checkers warrants a value of $1,168,000; however, due to the continued trend of the Checkers' common stock price to trade below $.75, the Company, as of December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1,168,000 in the current year.

     In December 1997, Rally's acquired 19,100,960 shares of Checkers, from GIANT, CKE, Fidelity and other parties in exchange for securities of Rally's, including convertible preferred stock. This transaction gave Rally's an approximate 26% ownership in Checkers and made Rally's Checker's largest stockholder. GIANT's ownership in Rally's after the transaction was concluded amounted to 3,180,718 shares or approximately 13% as of December 31, 1997. GIANT had accounted for the investment in Rally's common stock under the equity method of accounting up through December 1997 when the Checkers exchange transaction occurred. As of December 31, 1997, GIANT accounted for the investment as a marketable security classified as an investment available-for-sale. In connection with the exchange of Rally's stock for

Checkers stock, William P. Foley II, Chairman of CKE and Fidelity was elected Chairman of both Rally's and Checkers. Mr. Foley replaced GIANT's Chief Executive Officer who had been Chairman of Rally's Board of Directors, and who remains as a Rally's director.

     In June 1998, with the approval of Rally's stockholders, the Rally's preferred stock was converted into Rally's common stock. After the conversion, the Company owned 3,226,000 shares of Rally's common stock, 11% of the total outstanding common stock.

     On September 25, 1998, the Company agreed in principle to a merger transaction pursuant to which Rally's would merge with the Company and Checkers. Under the terms of the merger transaction, each share of the Company's common stock would be converted into 10.48 shares of Rally's common stock and each share of Checkers common stock would be converted into 0.5 shares of Rally's common stock upon consummation of the merger. The transaction was subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions. On November 2, 1998, the Company, Rally's and Checkers announced the termination of their proposed merger. The merger was terminated when the definitive merger agreement could not be finalized.

     On January 29, 1999, Checkers and Rally's announced that they have signed a merger agreement pursuant to which the two companies will merge in an all-stock transaction. The merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) will be retired after the merger. Checkers announced a one share for twelve shares reverse stock split to take place immediately following the merger. Subsequent to the merger, the new Company will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future.

     In July 1996, KCC entered into an agreement ("NeoGen Agreement") with Joseph Pike and his company, NeoGen Investors, L.P. ("NeoGen"), to participate in the development, manufacturing and marketing of Mifepristone in the United States and other parts of the world. Under the NeoGen Agreement, KCC for a cash payment of $6 million would have obtained a 26% interest in NeoGen, the entity that held the sublicenses for all potential uses of Mifepristone. Subsequent to the signing of this contract, in October 1996, KCC filed suit against Joseph Pike and NeoGen for fraud and breach of the NeoGen Agreement and also filed suit against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc. On November 4, 1996, the Population Council and Advances in Health Technology, filed suit against Joseph Pike and NeoGen. The suit claimed Joseph Pike had concealed information that he had been, among other things, convicted of forgery. Under a settlement reached in 1996 with the Population Council, Joseph Pike agreed to sell most of his financial stake in Mifepristone and relinquish his management of the distribution company that was set up to sell and distribute this drug. In February 1997, a new company called Advances for Choice was established to oversee the manufacturing and
distribution of Mifepristone.   In October 1997, KCC settled their litigation
with the Population Council, Inc. and Advances in Health Technology, Inc. and in November 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. KCC's action against NeoGen continues. (See Item 3, "Legal Proceedings").

     GIANT MARINE GROUP, LTD. ("GIANT MARINE") was organized under the laws of the State of Delaware on November 22, 1996. GIANT MARINE started and operated the Luxury Yacht Co-Ownership Program (the "Co-Ownership Program") with two yachts until November 17, 1997, when the Co-Ownership Program was ended. During 1998, GIANT MARINE chartered its two yachts until they were both sold. On December 28, 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company.

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope, a manufacturer of women's and children's clothing. Periscope was organized under the laws of the State of Delaware in 1998 and is the successor, by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope designs, sources and markets an extensive line of high quality, moderate priced, women's and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels.

NARRATIVE DESCRIPTION OF BUSINESS

Periscope-Women's and Children's Apparel

Operating Strategy
-------------------

     Periscope's operating strategy is to maintain complete control over the entire production process. Raw materials are purchased and goods are produced only upon receipt of a firm commitment from a customer. Periscope uses only outside manufacturers to provide production flexibility and capacity and to eliminate the significant capital investment requirements. Once a product is shipped to a customer, returns are not accepted unless the product is defective or delivered late. These practices minimize the need to carry unsold inventories.

     The entire production process is company controlled to tailor products to a customer's specific needs. The company offers customers rapid order turn around time by maintaining flexible scheduling unconstrained by a finite production capacity.

     Periscope does not own any manufacturing facilities. Outsourcing of manufacturing allows quicker response to changing production requirements, while eliminating the significant capital investment requirements, potential labor problems and other risks associated with owning manufacturing facilities. Cost-efficiency and flexibility are maintained by outsourcing nearly all stages of production to the lowest cost provider.

     Periscope maintains long-term customer relationships by working closely with its customers to develop coordinated products and distinctive product lines at their particular price points. In addition, Periscope's sales force consults with customers concerning optimal delivery schedules, floor presentation, pricing and other merchandising considerations and provides customers with competitive market intelligence gathered through discussions with its contract manufacturers.

Growth Strategy
----------------

     Periscope's growth strategy is to increase sales to existing customers by expanding sales to buyers of additional products within a particular product line and selling to other buyers within the same organization. Periscope's broad product line enables it to pursue many of these cross-selling opportunities.

     The company also establishes test programs whereby new customers can evaluate the quality of the company's products and sales success before placing large orders.

     Periscope seeks to increase sales by offering ladies' products in categories outside of the company's traditional knit product offerings. The company's goal is to be considered by its customers as providing a ''one-stop shopping'' opportunity, where such customers can easily and quickly fill all of their buying needs. Periscope has begun expansion of its ladies woven product line from pants to skirts, tops, shorts and jumpers. Additionally, Periscope is seeking to develop other ladies' lines, such as sweaters, and to import moderately priced finished goods.

     The children's lines will be expanded utilizing Periscope's strategy of updating basic designs that will differentiate Periscope from typical children's apparel producers.

     GIANT will pursue the acquisition of apparel companies with significant private label business and/or underdeveloped apparel brands or licensed trademarks. The Company will primarily focus on acquisition candidates that provide certain operational or manufacturing synergies in order to realize enhanced economies of scale in Periscope's sales and production processes. Presently, there are no current plans or agreements to acquire any other companies.

Products
--------

     Periscope's products include moderately priced, high-quality women's and children's clothing. Periscope designs its products based on updated versions of basic, recurring styles ("updated basics" strategy) that are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Merchandisers and designers are employed to regularly update these basic styles to reflect current fashion trends by using new color schemes, fabrics, and decorative trim and by incorporating nuances of existing popular styles.

     An extensive product line has been developed in its primary market, ladies' casual wear, which includes knit tops, bottoms, related separates, dresses and short sets, and woven (e.g., corduroy, twill, denim) bottoms, jumpers, dresses, coordinates, short sets and tops. In addition to its standard production garments, custom designed merchandise for certain of its customers are produced on a limited basis. Periscope's product offerings also include children's apparel.

     Periscope sells its products primarily under private labels, however, it also sells a limited number of products under its own labels.

Customers
---------

     The products are sold nationwide in an estimated 11,000 stores operated by approximately 154 department and specialty store chains, mass merchandisers, other retail outlets and through mail order catalogues. The company's five largest customers accounted for approximately 66.4% and 48.6% of sales in 1998 and 1997, respectively. The company's largest customers include Kmart, Sears and Charming Shoppes (Fashion Bug), which accounted for approximately 24.3%, 16.1% and 13.2%, respectively in 1998 and 9.4%, 12.1% and 13.4%, respectively in 1997. Other customers include Costco Wholesale, Cato Stores, Montgomery Ward, Wal-Mart and Shopko Stores. Periscope does not currently have any long-term commitments or contracts with any of its customers. Periscope's sales outside the United States are insignificant.

Sales and Marketing
--------------------

     Periscope's selling operation is highly centralized. An in-house sales force of generally 5 people, primarily through the New York City showrooms, makes sales to customers. Senior management actively participates in the planning of marketing and selling efforts. Independent sales representatives are not employed and regional sales offices are not operated, but the company participates in various regional merchandise marts, industry marketplaces at which numerous vendors rent space in order to display their products to regional buyers. This sales structure enables management to effectively control the sales effort and to deal directly with, and be readily accessible to, major customers. Products are generally marketed to department and specialty store customers four to five months in advance of each of the company's selling seasons.

     Each sales person is responsible for all aspects of a customer's needs, including design assistance, developing product samples, obtaining orders, coordinating fabric choices, monitoring production and delivering finished products. During the production process, the salesperson is responsible for informing the customer about the progress of an order, including any difficulties that might affect delivery time. In this way, the company and its customer can make appropriate arrangements regarding any delay or other change in the order. Further, the company ensures that multiple salespersons are familiar with each customer account so that they can work cooperatively to assist one another on a reciprocal basis.

     Periscope's sales force is in constant contact with its customers. They develop an understanding of the customers' retail strategies, style preferences, production requirements, and pricing and floor presentation, as well as to identify prevailing fashion trends. This information is then utilized to provide its customers with products that meet their particular requirements efficiently. The sales and design team works with certain of its customers to custom design garments which incorporate current industry fashion trends that will reflect the style and image that a buyer intends to project to consumers. In order to facilitate this process the company requires that its sales force be knowledgeable about all aspects of the design and garment production process.

     Periscope has an electronic data interchange ("EDI") system through which certain order and shipping information is automatically placed by the customer with the company.

Trademarks
----------

     Periscope's primary business has been the production of private label goods for its customers. However, long-term trade marks and trade names, which have been used by the company, are listed below. Each is owned by the Company and registered in its name.

     PERISCOPE(R), which has been used in department and specialty stores and for mass merchandisers.

     ASHLY BRENT(R), which has been used on specialty store products.

     JUST DAWN(R), which has been used mainly on discount store products.

     ANOTHER NAME(R), which has been used on discount store products with decreasing frequency since 1981.

     CURIOSITY'S CAT(R), which has been used on import goods.

     DIRECTIVES(R), which has been used on department and specialty store products.

     DNA(R), which has been used on a junior's/young women's apparel line.

Contract Manufacturing and Distribution
----------------------------------------

     Periscope manufactures substantially all of its knit products by purchasing the yarn, designing and creating fabric and contracting with select manufacturers at every stage of both fabric and finished goods production. The balance of its products consists primarily of woven products of the company's design where the company purchases dyed and printed fabric and then controls all cutting, sewing and finished goods production and imported finished knit and woven products. A significant component of Periscope's operating strategy is the utilization of third party contract manufacturers throughout the entire production process from yarn purchasing through product delivery. Periscope does not engage in any hedging activities intended to offset the risk of raw material price fluctuations. The company supplies its main contractors with a high volume of business on a consistent basis, making Periscope an important customer. In certain instances, Periscope provides these contractors with 100% of their business. This strategy enables the company to leverage its position as a key customer to negotiate favorable pricing, and to receive production priority and preferential treatment. This manufacturing model allows it to maximize production flexibility, speed and efficiency without sacrificing product quality.

     During the first quarter of 1999, the company completed the shift of its sewing and most of its cutting operations from the United States to Mexico. As a result of the enactment of The North American Free Trade Agreement ("NAFTA") which became effective on January 1, 1994, goods produced in Mexico are generally exempt from U.S. import duties as long as they meet certain guidelines. NAFTA made it economically feasible to take advantage of Mexico's large and skilled labor pool. Periscope believes that by having its products sewn in Mexico, it can produce high-quality goods at significant cost savings because labor costs in Mexico are significantly lower than in the United States.

     Periscope has the ability, through its contract manufacturers, to operate on production schedules with lead times ranging from as few as 30 days to several months to accommodate its customers' requirements. Typically specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. Sewing facilities are maintained in New Jersey for orders with shorter lead times. While mass merchandisers such as Kmart are beginning to operate on shorter lead times, they are also occasionally able to estimate their needs as much as six months to one year in advance for products that do not change in style significantly from season to season.

Yarn Sourcing
-------------

     The manufacturing process for knit products begins with yarn purchasing. Periscope buys yarns of various qualities and characteristics from six primary domestic suppliers as well as from overseas sources through brokers.

Knitting
--------

     By controlling the knitting process, the company can specify the exact technical specifications and widths at which its fabrics are produced allowing the company to design its patterns to maximize the yields it receives from each yard of fabric produced. In addition, the mills convert the yarn into rolls of fabric meeting the company's specifications as to yarn content weight, width and knitting design. This allows the company to control the quality of the fabric for flaws, weight deficiencies or other problems earlier in the production process, thereby increasing customer satisfaction with its finished products. Knitted fabric is sent to one of Periscope's finishers for dyeing, bleaching or printing and preparing the fabric for cutting. Finished fabric (both dyed and printed) for its woven products as well as, on an occasional basis, for its knit products are also purchased from domestic sources.

Dyeing and Printing
--------------------

     Fabric rolls are delivered to the company's outside dyers and/or to the company's outside printers who create, respectively, solid colors or print patterns, as specified by the company. Periscope has developed an expertise in fabric design, dyeing and printing by working closely with its manufacturers. Currently, approximately 2,000 different styles of its printed fabrics are catalogued in an extensive print library. If patterns from the print library are not used, outside design studios are employed to create new printing patterns to Periscope's specifications.

Cutting
--------

     Beginning in January 1999 substantially all cutting facilities for knits are now located in Mexico. Woven goods are cut domestically as well as in factories in Mexico. The duty on woven and knit fabrics cut in Mexico is minimal, and, under NAFTA, duties on woven or knit goods cut in Mexico are to be eliminated by January 1, 2002.

     Periscope's technical production support staff, located in New York City, produces patterns for cutting piece goods and, using state-of-the-art computer equipment, marks and grades the patterns onto templates in a manner to minimize fabric waste at approximately 10% compared to the industry average of approximately 20%. This low level of waste is attributable to its sophisticated computer grading equipment as well as to the fact that it can have fabric rolls manufactured in customized widths, according to the garments to be produced from the fabric.

Sewing
-------

     A finished product sample, including a stitching diagram as well as garment specifications, are sent first to the sewing contractor, and then the cut garments are delivered to these outside contractors, primarily in Mexico. Approximately 90% of the sewing is currently performed in Mexico, with the balance performed by domestic sewing contractors for product orders, which are requested on an accelerated basis. The company does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products.

Asian Production
-----------------

     In 1998, approximately 16% of Periscope's net sales were of finished products imported primarily from China and Taiwan. Periscope believes that foreign contract manufacturing allows it to take advantage of lower manufacturing costs for products which require more labor to produce and to avail itself of a skilled labor force which is better equipped and trained to produce certain products, particularly certain kinds of knitwear. Compared to production in the United States or Mexico, foreign sourcing of products requires a significant lead time between order and receipt, ranging from six to ten months in the case of Far Eastern sourced manufacturing.

Shipping and Delivery of Finished Products
------------------------------------------

     Finished products produced in Mexico are shipped direct to the customer. Other imported products are shipped from the contract manufacturers by sea, air or land to either Periscope's distribution facility in North Bergen, New Jersey or directly to customers. Products are packaged to the specifications of the customer. Products shipped from the North Bergen distribution facility are shipped primarily by common carrier. Most finished products are delivered to the customer's consolidators, many of which are located in Northern New Jersey. Periscope controls all shipping, bills of lading, invoices, etc. from its North Bergen facility.

Quality Control
----------------

     Periscope has in place comprehensive quality control procedures to ensure that fabrics, materials and finished products meet the company's exacting quality standards. Company personnel regularly visit and inspect each of its domestic and foreign contract manufacturers to ensure compliance with the company's quality standards. In January 1999, the quality control functions for goods manufactured in Mexico was moved to Mexico. Products, which are manufactured in other foreign countries, are tested at the foreign site to ensure that they comply with customer specifications. Periscope verifies that those products shipped from foreign manufacturers meet United States customs import requirements.

Backlog
--------

     Periscope believes that all of its backlog of firm orders as of December 31, 1998 totaling approximately $50,000,000, will be filled within approximately 6 to 7 months. Firm orders include purchase orders placed but not yet filled. The amount of unfilled firm orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipment of finished goods, which, in some instances, is dependent on the desires of the customer. Accordingly, a comparison of unfilled firm orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the ability to fill orders. The company's orders typically contain cancellation provisions relating only to the quality of the product and the delivery deadlines. Historically, the company's experience has been that cancellations, rejections or returns of firm orders have not materially reduced the amount of sales realized from its backlog.

Management Information Systems
-------------------------------

     The company utilizes an ACS Optima computer system, which is widely used in the apparel industry. It is a complete corporate system, which includes, among other things, order entry, inventory, invoicing and shipping, sales and management analysis, production scheduling systems and raw material management. The new ACS operating system has been integrated with the company's new Stewart Sinclair Warehouse Management system and will allow for scanning inbound bar-coded finished goods inventory. The order information will then be used to produce a master Bill of Lading, an Advanced Ship Notice and an invoice, which will be transmitted via Electronic Data Interchange ("EDI") to the customer. This technology allows the electronic exchange of purchase orders, invoices, and advanced shipping notices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on Year 2000 matters.

Risk Factors
------------

     In addition to the matters and risks set forth in the foregoing discussion of Periscope's business, the operating and financial results of Periscope are subject to the risks described below.

Competition
------------

     Periscope competes in a highly competitive apparel industry with numerous manufacturers, including brand name and private label producers, and retailers, which have established, or may establish, internal product development and sourcing capabilities. Periscope's products also compete with a substantial number of designer and non-designer product lines. Periscope believes that it competes favorably on the basis of quality and value of its apparel lines and products, price, the production flexibility, efficiency and speed that it enjoys as a result of its control over the entire production process, and its long-term relationships with contract manufacturers and customers. Nevertheless, increased competition from manufacturers or retailers, or increased success by existing competition, could result in reductions in unit sales or prices, or both, which could have a material adverse effect on the company's business and results of operations.

Seasonality of Business
-----------------------

     Periscope has not historically experienced seasonable variations in its business with the exception of children's apparel; instead, the company typically experiences significant shifts in its net sales on a customer by customer and quarter by quarter basis. Since most of the sales are derived from large bulk orders, a change in the timing of receipt or shipment, or the number of orders received, could result in a significant shift in the timing or amount of revenues. Further, sales of children's apparel is seasonal with sales reaching their peak during the "back to school" period. If sales of children's apparel increases, the company may experience greater variations in operating results from quarter to quarter. The variations in the operating results of the company's business affects borrowings under the company's factoring agreement and its level of backlog, which fluctuate in response to demand for the company's products. Therefore, the results of any interim period are not necessarily indicative of the results that may be achieved for an entire year.

Cyclically and Trends in the Apparel Industry
----------------------------------------------

     The apparel industry historically has been subject to substantial cyclical variations. There can be no assurance that consumers will continue to favor the products designed and produced by the company under private label relationships or its own brands, and a significant shift in consumer preferences could have a material adverse effect on Periscope's business, financial condition and results of operations. The apparel industry is a cyclical industry heavily dependent upon the overall level of consumer spending, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income declines. A difficult retail environment could result in downward price pressure, which could adversely impact gross profit margins. Additionally, all of the company's customers are in the retail industry, which industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructuring, bankruptcies and liquidations. Additionally, financial problems of a retailer could cause Periscope's factor to limit the amount of credit extended to such retailer. Periscope cannot predict what effect, if any continued or additional changes within the retail industry will have on its business, financial condition or results of operations.

Price and Availability of Raw Materials
----------------------------------------

     The price and availability of the raw materials used to manufacture the company's apparel products may fluctuate significantly, depending on a variety of factors, including crop yields and weather patterns. Periscope currently does not engage in any hedging activities intended to offset the risk of raw material price fluctuations. There also can be no assurance that any future increase in the prices paid for the raw materials used in the manufacture of the company's products will be passed along to its customers.

Dependence upon Key Personnel
------------------------------

     Periscope's success is dependent upon the personal efforts and abilities of Glenn Sands, its President and Chief Executive Officer and Scott Pianin, its Executive Vice President and Chief Operating Officer. Periscope has entered into employment agreements with Mr. Sands and with Mr. Pianin for terms expiring December 31, 2002. The company believes that the loss of the services of Mr. Sands and Mr. Pianin may have an adverse effect on the company. Periscope maintains key man life insurance on the life of Mr. Sands in the amount of $15 million of which Periscope is the beneficiary for $ 11 million. Periscope is in the process of securing a $10 million key man life insurance policy on Mr. Pianin.

Dependent on Factoring of Accounts Receivable
---------------------------------------------

     Historically, Periscope has sold nearly all of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of such accounts. The factor pays the company 90% of the receivable amount upon receipt of the company's invoice to the customer and the balance when the account is paid in full. The factor approves the credit of the company's customers prior to sale. If the factor disapproves a sale to a customer and the company decides to proceed with the sale, the company bears the credit risk. The factoring agreement can be terminated by the factor upon 60 days prior notice. Such termination could have a material adverse effect on the company's financial condition and results of operations if the company could not replace the factoring agreement within such period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

Dependence on Unaffiliated Manufacturers
----------------------------------------

     Periscope does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. The company's products are manufactured to its specifications by the manufacturers. The inability of a manufacturer to ship the company's products in a timely manner or to meet the company's quality standards could adversely affect the company's ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the company's products or could otherwise have an adverse effect on the company's financial condition and results of operations. There are no formal arrangements between the company and any of its contractors or suppliers.

Foreign Operations
------------------

     Beginning in 1999, substantially all of Periscope's products are being manufactured in foreign countries, primarily Mexico, China and Taiwan. The company's operations may be adversely affected by political instability resulting in disruption of trade from foreign countries in which the company's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports. In addition, the company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods, which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The company's imported products, excluding goods from Mexico which are subject to NAFTA, are also subject to United States customs duties which are a material portion of the company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the company's imports could have a material adverse effect on the company's financial condition and results of operations.

     There have been a number of recent trade disputes between China and the United States during which the United States has threatened to impose tariffs and duties on some products imported from China and to withdraw China's "most favored nation" trade status. The loss of most favored nation trade status for China, changes in current tariff structures or the adoption by the United States of trade policies of sanctions adverse to China could have a material adverse effect on the company's results of operations from these import goods which are approximately 10% of sales.

     Because Periscope's manufacturers in China and Taiwan are located at greater geographic distances from the company than its manufacturers in Mexico, the company is generally required to allow greater lead time for these foreign orders. This reduces the company's manufacturing flexibility and its ability to accept some orders.

The Co-Ownership Program and Yacht Charter

     In 1996, the Company started a new business, which offered the world's first Luxury Yacht Co-Ownership Program of this type (the "Co-Ownership Program"). The Co-Ownership Program provided individuals and companies the opportunity for a Co-Ownership Program of a minimum of one-fourth interest in large ocean cruising yachts. In addition, a 100% ownership in the luxury yacht was available with the Company managing the yacht for a fee. This program also provided for the management of these yachts by Giant Marine resulting in a practical and economical way to own these yachts. In 1996, in furtherance of this Co-Ownership Program, the Company purchased two yachts.

     On November 17, 1997, the Company announced that GIANT MARINE would end the Co-Ownership Program. The advertising in national newspapers and yachting magazines and presentations at major yacht shows attracted many interested people, but only one, one-quarter interest was sold. The sale was rescinded when management and the Board of Directors, after reviewing the amount of time required to sell the quarter interests in the yachts, concluded that the potential return on the capital invested did not justify continuing the Co-Ownership Program.

     During 1998, the Company chartered its two yachts until they were both sold. One yacht was sold at its then net book value and the other was sold at a loss of $541,000 that was partially offset by U.S. Customs' refunds of $294,000. On December 28, 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company.

Double Drive-Through Hamburger Restaurants

     The Company, through its ownership of common stock of Rally's and its debt investment of Checkers is also involved in the operation and franchising of double drive-through hamburger restaurants.

     As of March 25, 1999, Rally's and Checkers, along with their franchisees, operate 475 and 462 double drive-through restaurants, respectively. The Rally's operations are located primarily in the MidAtlantic states while Checkers operations are located primarily in the SouthEastern United States.

     Rally's and Checkers' restaurants offer high quality fast food served quickly at everyday prices generally below the regular prices of the four largest hamburger chains. They serve the drive-through and take-out segments of the quick-service restaurant market. They develop, own, operate and franchise quick service "double drive-through" restaurants. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes.

     On January 29, 1999, Rally's and Checkers signed a merger agreement pursuant to which the two companies will merge in an all-stock transaction. The merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) will be retired after the merger. Checkers announced a one share for twelve shares reverse stock split to take place immediately following the merger. Subsequent to the merger, the new Company will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future.

Employees

     At December 31, 1998, the Company employed approximately 140 persons on a full-time basis, comprised of 5 executive employees, 13 management employees, 3 sales employees and 119 administrative and warehouse employees. The Company's employees are not members of any labor union and are not subject to any collective bargaining agreement. The Company considers its relations with its employees to be good.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
---------------------------------------------------------------------------
1995
----

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include those previously mentioned under Periscope, as well as those relating to the development and implementation of the Company's business plan, domestic and global economic conditions, manufacturing in Mexico and other foreign countries, changes in consumer trends for apparel, acquisition strategy, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

     Burt Sugarman, 60, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman was Chairman of Rally's Board of Directors from November 1994 through October 1997, having also served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. He remains a Director of Rally's. He is also a director of Checkers.

     David Gotterer, 70, Vice Chairman and Director. Mr. Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Rally's.

     William H. Pennington, 51, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pennington joined the Company in October 1997.
Mr. Pennington served in senior financial positions as Vice President, Finance for Earth Tech, Inc. from January to September 1997, Vice President, Finance for BKK Corporation from 1993 to 1996, and as Vice President, Controller for Beneficial Standard Life Insurance Company from 1984 to 1991 and through 1993 served as an independent consultant to the former parent company of Beneficial Standard Life Insurance Company on Beneficial Standard Life Insurance Company matters. In July 1996, Mr. Pennington personally commenced proceedings under Chapter 7 of the Federal bankruptcy laws and was discharged in October 1996.
Mr. Pennington received an MBA from the University of Southern California and is a CPA.

ITEM 2.  PROPERTIES.

     The Company has its executive office in leased premises consisting of approximately 9,800 square feet at an annual base rent in 1998 of approximately $258,000. The lease term is 60 months, expiring in April 2002, and the Company has two, three-year renewal options. During the first quarter of 1999, the Company's land in Pennsylvania, not deemed essential to operations, was sold.

     Periscope's executive offices, showrooms and sales offices as well as its design facilities are located in approximately 9,000 square feet on the sixth and tenth floors at 1407 Broadway, New York, New York. The floors are leased pursuant to a single lease for a term expiring in April 2002, at a current annual base rent of $306,000. The accounting offices, in-house sample production facilities, fabric marking and grading facility, label making facility, as well as its warehousing and distribution center are located in approximately 50,000 square feet at 2075 91st Street, North Bergen, New Jersey. The facility is leased for a term expiring September 2000 at a current annual base rent of $266,000. Periscope believes that its existing facilities are adequate to meet its current and foreseeable needs and that it can successfully negotiate new leases, if needed, when its current leases expire.

ITEM 3.  LEGAL PROCEEDINGS.

Mittman, et al. V. Rally's Hamburgers, Inc., et al.
---------------------------------------------------

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald
C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., a purported class action alleging certain violations of the Securities Exchange Act of 1934, as amended, was filed in the United States Western District Court of Kentucky on January 24, 1994 (Civ. No. C94-0039-

ITEM 3. LEGAL PROCEEDINGS

L(CS)) against Rally's, certain of its officers, directors and shareholders, a former officer of Rally's and Rally's auditors. In the action, plaintiffs seek an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other shareholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney
                                            -----------------------------------
v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M.
-----------------------------------------------------------------------
Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser
--------------------------------------------------------------------------------
and Arthur Andersen & Co., (Civ. No. C-94-0087-L-S). On March 23, 1994, all
-------------------------
plaintiffs filed a consolidated lawsuit known as Mittman, et al. V. Rally's
                                                 --------------------------
Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(CS)(the "Mittman Actions"). On
------------------------
April 15, 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Securities Exchange Act of 1934, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture). The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. Finally, the Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties. Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the Court granted plaintiffs' motion, certifying a class from July 20, 1992 to September 29, 1993.

     On October 3, 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's association with Christensen Miller. The Court denied the motion and refused to disqualify Christensen, Miller.

     A settlement conference occurred on December 7, 1998. Fact discovery is not yet complete, but it is anticipated that a deadline for completion of fact discovery will be set for summer 1999. No trial date has been set.

     The Company denies all wrongdoing and intends to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

Harbor Finance Partners v. Rally's and GIANT GROUP, LTD., et al.
----------------------------------------------------------------

     On February 13, 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against the Company, Burt Sugarman, Mary Hart, Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman before the Delaware Chancery Courts.
Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both the Company and Rally's, along with the Company, breached their fiduciary duties to the public shareholders of the Company by repurchasing certain of Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages," along with the rescission of the repurchase transaction.
In the fall of 1996, all defendants moved to dismiss this action. The Chancery Court denied defendants' motions on April 3, 1997. No trial date has been set.

     The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

KCC Delaware v. Joe Pike, et al.
--------------------------------

     In October 1996, KCC filed a complaint, in the Los Angeles County Superior Court, against Neogen Investors, L.P., N.D. Management, Inc., Neogen Holdings, L.P., Danco Laboratories, Inc. and Neogen Pharmaceutical, Inc. (collectively the "Neogen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the Neogen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6 million in return for a 26% equity interest in the entity producing the drug,

   -------------------------

Mifepristone, in the United States and other parts of the world ("Neogen Agreement"). On February 19, 1997, Joseph Pike and the Neogen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the Neogen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the Neogen Entities summary adjudication on KCC's cause of action for breach of contract. On October 2, 1998, the court entered an order, which, among other things, effectively eliminates the Neogen Entities' ability to obtain any money judgment from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgment, by which the parties respective claims are dismissed with prejudice, save and except for the right to appeal certain issues.

First Albany Corp., as custodian for the benefit of Nathan Suckman v. Checkers
------------------------------------------------------------------------------
Drive-In Restaurants, Inc. et al. Case No. 1667.  ("Suckman")
--------------------------------- ---------------------------

     This putative class action was filed on September 29, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names Checkers, Rally's, the Company, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry Christensen, and Burt Sugarman. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and Checkers (the "Proposed Merger"), and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequately consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees and such other relief as the court may deem proper.

     In view of a decision by the Company, Rally's and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of the consummation of a merger between Rally's and Checkers.

     The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

David J. Steinberg and Chaile B. Steinberg, individually and on behalf of those
-------------------------------------------------------------------------------
similarly situated, v. Checkers Drive-In Restaurants, Inc., et al., Case No.
----------------------------------------------------------------------------
16680
-----

     This putative class action was filed on October 2, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Checkers, Rally's, the Company, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry Christensen, and Burt Sugarman. As with the complaint detailed herein above in Suckman, the complaint arises out of the Proposed
                         -------
Merger, and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequately consideration and in breach of the defendants' fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers and seek, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper.

        -------------------------

     For the reasons stated above in the Suckman action, plaintiffs have agreed
                                         -------
to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of the consummation of a merger between Rally's and Checkers.

     The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

Neogen Investors, L.P., and Danco Laboratories, Inc. v. KCC Delaware, Inc.,
---------------------------------------------------------------------------
GIANT GROUP, LTD., Terry Christensen and Does 1 through 20, inclusive, Case No.:
--------------------------------------------------------------------------------
SC 054760
---------

     This complaint for damages for trade libel was filed on October 30, 1998 in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges one cause of action for trade libel against all defendants regarding defendants' alleged statements to the media concerning plaintiffs and Joseph Pike. The complaint has not been served. According to the complaint, a Status Conference is set in the action on July 1, 1999. The Company denies all wrongdoing and, if served, intends to vigorously defend itself against the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the calendar year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol: GPO). On March 24,1999 the approximate number of record holders of the Company's Common Stock was 1,800. The high and low sale prices for such stock during each quarter in 1998 and 1997 are set forth below. No dividends were paid on the Common Stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its Common Stock for the foreseeable future.


                          SALE PRICES OF COMMON STOCK
                          ---------------------------

                             1998                  1997
QUARTER                High       Low        High       Low
-------                ----       ---        -----      ---
First..........        $ 7        $ 5 3/8    $ 8 3/8    $ 7 1/8
Second.........          6 15/16    5 1/2      7 1/4      6 1/2
Third..........          7 7/8      5 11/16    6 13/16    6 1/2
Fourth.........          9 5/8      5 9/16     7 15/16    6 15/16


ITEM 6.  SELECTED FINANCIAL DATA

           FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1998 and is derived from the audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Form 10-K.


 Year Ended December 31,                            1994            1995             1996            1997             1998
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:                                         (Dollars in thousands, except per share amounts)
Revenue:
  Investment income, including sales of
   marketable securities                      $      442      $    3,988       $    7,970      $    1,922        $    2,203
  Net sales (1)                                        -               -                -               -             1,143
  Charter and other income (2)                       209             108               48             662             1,353
                                              ----------------------------------------------------------------------------------
                                                     651           4,096            8,018           2,584             4,699
                                              ----------------------------------------------------------------------------------
Cost and expenses:
  Cost of sales, including selling and
   shipping (1)                                        -               -                -               -             1,756
  General and administrative                       5,018           4,491            4,971           4,981             4,093
  Co-ownership program and charter                     -               -               24           5,615             1,655
  One-time items (3)                               1,343               -            1,270               -               165
  Amortization of goodwill (1)                         -               -                -               -                38
                                              ----------------------------------------------------------------------------------
                                                   6,361           4,491            6,265          10,596             7,707
                                              ----------------------------------------------------------------------------------
Operating income (loss)                           (5,710)           (395)           1,753          (8,012)           (3,008)
Gain on sale of property & equipment                   -               -                -               -             2,855
Factoring and financing costs                     (4,007)           (149)             (34)           (153)             (107)
Gain on sale of investment in affiliate                -               -            6,177               -                 -
Equity in earnings (loss) of affiliate            (8,898)        (22,074)             367            (623)                -
Loss on investment in affiliate                  (19,396)              -                -               -            (1,168)
                                              ----------------------------------------------------------------------------------
Income (loss) before benefit for income
 taxes                                           (38,011)        (22,618)           8,263          (8,788)           (1,428)
Benefit for income taxes                           3,661             286            9,649           4,170             1,921
                                              ----------------------------------------------------------------------------------
Income (loss) from continuing opeations          (34,350)        (22,332)          17,912          (4,618)              493
Income from discontinued operations, net           6,598               -                -               -                 -
Gain on sale of discontinued operations, net      48,223               -                -               -                 -
                                              ----------------------------------------------------------------------------------
Net income (loss)                             $   20,471      $  (22,332)      $   17,912      $   (4,618)      $       493
                                              ==================================================================================
Basic earnings per common share (4):
 Net income (loss) from continuing opeations  $    (6.63)     $    (4.37)      $     4.40      $    (1.42)      $      0.15
 Income and gain on sale from discontinued
  operations, net                                  10.58               -                -               -                 -
 Net income (loss)                                  3.95           (4.37)            4.40           (1.42)             0.15
Diluted earnings per common share (4):
 Net income (loss) from continuing operations $    (6.63)     $    (4.37)      $     4.07      $    (1.42)      $      0.15
 Income and gain on sale from discontinuned
  operations, net                                  10.58               -                -               -                 -
 Net income (loss)                                  3.95           (4.37)            4.07           (1.42)             0.15
Weighted average shares outstanding:
  Basic earnings per common share              5,180,000       5,110,000        4,074,000       3,260,000         3,184,000
  Diluted earnings per common share            5,180,000       5,110,000        4,400,000       3,260,000         3,185,000
Balance sheet data at December 31:
  Assets held-for-sale                        $        -      $        -       $   21,485      $   24,362        $        -
  Working capital                                 42,867          39,125           45,420          42,021            19,544
  Total assets                                   100,895          51,681           69,047          53,876            64,560
  Short-term debt, related to assets held-
   for-sale                                            -               -           10,500               -                 -
  Long-term debt and capital lease obligations     1,816               -                -               -             1,479
  Total stockholders' equity                      69,942          45,145           52,815          48,498            49,821

(1) For the 20 day period ended December 31, 1998
(2) Charter income was earned only in 1997 and 1998
(3) In 1994, loss on extinguishment of debt, net of tax of $1,343, in 1996, proxy contest for $752 and Exchange Offer for $518 and in 1998 $165 for merger and related legal
(4) The calculation for the year ended December 31, 1994 excludes potentially dilutive 7% convertible subordinated debentures as the effect of the inclusion of common stock upon the conversion of these debentures would be anti-dilutive because the stock conversion price exceeded the average price of the common stock for the year. In addition, 45,000 options were not included in the calculation as the effect would be anti-dilutive because the exercise price of $11.00 exceeds the average market price of the common stock for the year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope. The acquisition has been accounted for by the purchase method of accounting and, accordingly, Periscope's assets and liabilities were recorded at their fair market value at the date of acquisition. Periscope's results of operations for the 20-day period beginning December 12, 1998 are included in the Company's consolidated statement of operations for the year ended December 31, 1998.

Results of Operations for 1998 versus 1997

     Revenue for the twelve months ended December 31, 1998 increased $2,115 to $4,699 from $2,584 in the prior period. In 1998, the Company recorded net sales of $1,143 for the Company's women's and children's apparel operations and higher charter income of $691. Accretion of discounts related to the Company's debt investments, included in investment income, increased $460 to $822 from $362 in the prior period primarily due to higher accretion of the discount related to the Company's investment in Checkers debt.

     Costs and expenses for the twelve months ended December 31, 1998 decreased $2,889 to $7,707 from $10,596 in the prior period. Co-Ownership and charter expenses decreased $3,960 to $1,655 in 1998 compared to $5,615 in 1997 due to the sale of the yachts in April and October resulting in lower expenses for 1998 compared to a full year of expenses for two yachts in 1997. Included in Co-Ownership and charter expenses for 1998 is a loss of $541 from the sale of one of its yachts in October, partially offset by U.S. Custom's refunds of $294. The Company sold its other luxury yacht in April at a net sales price equal to the yacht's current book value. In the fourth quarter of 1997, the Company provided a reserve of $1,500 for the impairment of assets held-for-sale. The Company's general and administrative expenses for the twelve months ended December 31, 1998 decreased $888 to $4,093 from $4,981 in 1997 due to an overall decrease in corporate expenses. These decreases in expenses were partially offset by one-time expenses of $165 related to the proposed merger with Rally's and Checkers that was terminated on November 2, 1998. In addition, the Company incurred cost of sales of $1,469 and selling and shipping expenses of $ 287 related to the Company's women's and children's apparel operations in 1998.
Cost of sales included a charge of $216 for inventory turnover related to the step-up adjustment of inventory to its fair market value at the date of acquisition.

     Other income for the twelve months ended December 31, 1998 increased $2,901 to $2,748 from an expense of $153 in the prior period. In 1998, the Company recorded a gain of $2,855 on the sale of certain assets including the corporate plane, a Gulfstream II SP acquired in 1991. The Company recorded lower factoring and finance costs in 1998 of $46 compared to 1997 due to the factor and financing costs of $150 associated with the financing of one of the luxury yachts for two months in 1997.

     In 1998, the Company recorded a non-cash loss of $1,168 related to the entire write-off of the Company's investment in Checkers warrants due to the continued trend of Checkers' common stock to trade below $.75, the exercise price of the warrants. Effective December 18, 1997, the Company's ownership percentage in Rally's common stock decreased to approximately 13%. As a result of the Company's reduction in ownership, the Company's investment in Rally's is now accounted for as a marketable security compared to its previous accounting under the equity method. In 1997, the Company recorded a non-cash equity loss of $623 related to its equity investment in Rally's.

     Benefit for income taxes for the twelve months ended December 31, 1998 decreased $2,249 to $1,921 from $4,170 in the prior period. In 1998, the benefit primarily resulted from a reduction in the tax valuation allowance based on management's estimates related to the Company's ability to realize these benefits, primarily related to a Federal net operating loss carryback and the Company's current year taxable income. In 1997, the Company recognized a tax benefit of $3,100 when it settled a dispute with the California Franchise Tax Board ("CFTB") over taxes assessed for 1989 through 1991 for which the Company had accrued a liability prior to 1997 and a federal net operating loss carryback of $1,100.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Results of Operations for 1997 versus 1996

     Revenue for the twelve months ended December 31, 1997 decreased $5,434 to $2,584 from $8,018 in the prior period. In 1997, the Company's investment income decreased $730 to $2,006 compared to $2,736 in 1996, primarily due to a lower investment in U.S. government obligations in 1997. In 1996, the Company had gains of $5,234 compared to losses of $84 in 1997 from sales of the Company's investment in marketable securities. These decreases were partially offset by charter income of $614 in 1997.

     Costs and expenses for the twelve months ended December 31, 1997 increased $4,331 to $10,596 from $6,265 in the prior period. In 1997, the Company incurred higher Co-Ownership Program and charter expenses of $5,591 related to a full year of operations compared to $24 in the prior period. In the fourth quarter of 1997, the Company provided a reserve of $1,500 for the impairment of assets held-for-sale. In 1996, costs and expenses were higher due to one-time proxy contest and related legal expenses of $752 and Exchange Offer and related legal expenses of $518.

     Other expense for the twelve months ended December 31, 1997 increased by $119 to $153 from $34 in the prior period primarily due to higher factor and financing costs of $150 associated with the financing of one of the luxury yachts for two months during 1997. Factor and financing costs for the prior period included $30 related to the Company's 9.25% Term Note, which was repaid in February 1996.

     The Company recorded an expense of $623 for the twelve months ended December 31, 1997 related to affiliate transactions compared to income related to affiliate transactions of $6,544 in the prior period. Effective December 18, 1997, the Company's equity investment in Rally's decreased to approximately 13%, from 15% at December 31, 1996, and is now accounted for as a marketable security. Prior to this, the Company accounted for its investment in Rally's common stock under the equity method. The Company recorded a non-cash charge of $623 compared to non-cash earnings of $367 for its share in Rally's net loss of $4,516 and Rally's net income of $1,988 for 1997 and 1996, respectively. 1996 also included a gain on the sale of common stock of an investment in an affiliate of $6,177.

     The Company recognized a tax benefit of $4,170 for the twelve months ended December 31, 1997 related to the reversal of a liability the Company previously recorded for an assessment the CFTB made for the tax years 1989 through 1991 of $3,100 and a federal net operating loss carryback of $1,100. In 1996, an income tax benefit of $9,649 was recognized, related to the carryback of the tax loss on the sale of Rally's common stock.

Liquidity and Capital Resources

     The cost of the acquisition of Periscope included 953,093 shares of the Company's common stock, which were held in treasury, valued at $6,493, 75,000 Company warrants, exercisable over a five year period at $7.25 and valued at $195 and transaction costs of $259. The excess of the cost over the estimated fair value of the net assets acquired of $27,453, based on the Company's preliminary allocation of the purchase price, was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The Company will finalize the allocation of the purchase price in 1999. The Company may issue up to an additional 225,000 shares of its common stock to Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, exceeding $13 million dollars for the year ended December 31, 1999.

     At December 31, 1998 and 1997, the Company had working capital of $19,544 and $42,021 with current ratios of 2.5 and 11.0 to 1, respectively. The decrease in working capital resulted primarily from the gross advance by the Company, prior to the completion of the acquisition of $28.5 million to Periscope.

     Net cash used by operating activities for the year ended December 31, 1998 was $2,806 compared to net cash of $5,273 provided by operating activities in 1997 and net cash used by operating activities of $3,387 in 1996. In 1998, cash was used to fund the operating activities of the Company. In 1997, net cash was provided by the receipt of income tax refunds of $10,855 received primarily related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claims, lowered by cash used for the funding of the Company's operations. In 1996, cash used was to fund the operating activities of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Liquidity and Capital Resources (cont.)

     Net cash provided by investing activities for the year ended December 31, 1998 was $6,878 compared to net cash used by investing activities of $3,135 in 1997 and net cash provided by investing activities of $14,215 in 1996. During 1998, the Company received proceeds of $ 30,178 from the sale of its two luxury yachts and other assets, including the corporate plane, a Gulfstream II SP acquired in 1991. The Company also received proceeds of $44,484 from sales, net of purchases of $42,507 of marketable securities and payments of $727 on its investment in Checkers Debt. On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 which Periscope used to reduce certain borrowings. The Company also paid $66 for property and equipment and $49 for capital improvements for one of its yachts before it was sold in October. During 1997, the Company received proceeds of $14,730 from sales, net of purchases $13,499 of marketable securities and payments of $1,880 on its investment in Checkers Debt including payment in full of the 1996 short-term advance. During 1997, the Company also paid $1,869 for furniture, equipment and for leasehold improvements primarily for its new office space. In 1996, Rally's purchased directly from GIANT $22,000 principal amount of its Senior Notes. GIANT received cash of $11,053, including accrued interest of $266, and a $4,145 short-term note bearing interest, which was paid in full. The Company also sold an additional $3,500 face value Senior Notes, through the open market, and received proceeds of $2,760. In addition, the Company received proceeds of $8,277 from the sale of Rally's stock to CKE and Fidelity. The Company received proceeds of $21,391 from sales, net of purchases of $15,373 of marketable securities. In November 1996, the Company purchased Checkers Debt for $5,000 and advanced $500 to Checkers. In 1996, the Company purchased assets, including improvements, for $21,485. The Ocean Group incurred $598 related to the start-up of the Co-Ownership Program. The Company paid cash of $11,583 and financed the remaining balance of $10,500.

     Net cash used by financing activities for the year ended December 31, 1998 was $983 compared to $14,138 for 1997 and $14,682 in 1996. The Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. For the three years ended December 31, 1998, the Company purchased 207,000 shares at a cost of $1,483, 459,000 shares at a cost of $3,638 and 1,674,000 shares at a cost of $15,079, respectively. In February 1996, the Chairman of the Board of GIANT exercised 300,000 options to purchase GIANT Common Stock at an exercise price of $6.75 per share. As a result of this transaction, the Company received
cash of $2,025.   In 1998, the Company received proceeds of  $500 on a note
receivable from a related party. During the first quarter of 1997, the Company paid the remaining balance of $10,500 on the short-term note, which financed assets purchased in 1996 for the Co-Ownership Program. In May 1997, the Company signed an agreement to borrow $10,000, secured by one of its luxury yachts and was paid in full in July 1997. In 1996, the Company pre-paid in full its 9.25% Term-Note in the amount of $1,622. The Company incurred no additional expenses in connection with this prepayment.

     The Company's factoring line permits daily working capital borrowing of 90.0% of account receivable (non-recourse), plus 50.0% of letters of credits outstanding issued by the Company not to exceed $ 10.0 million. The outstanding debt is collateralized by the Company's inventory, receivables and is partially personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. The factoring line expires on May 31, 2000, is subject to annual renewal and may be terminated at the option of the factor with 60 days written notice. Borrowings are subject to a monthly processing charge equal to 0.7% on gross sales up to $25 million, 0.65% on gross sales between $25 million and $75 million and 0.6% of gross sales over $75 million. In addition, an interest charge is applied on the total outstanding debt equal to prime plus 0.5% or 8.25% at December 31, 1998. The Company had a net outstanding balance of $3.9 million under the factoring line at December 31, 1998.

     The Company's current liquidity is provided by cash and cash equivalents, liquidation of marketable securities, investment income, and borrowings under the factoring line. Management believes that this liquidity, plus the Company's capital resources and its ability to obtain financing at favorable rates are sufficient for the Company to properly capitalize its current and future business operations, as well as fund its on-going operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Inflation
---------

     Inflation has not had a material effect on the Company's revenues and expenses from operations in the last three years and is not expected to have a material effect on the Company's business.

Year 2000
----------

     The Company has completed its evaluation of its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its consolidated financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has purchased new information technology platforms, which, among other things, are Year 2000 compliant. Hardware and software costs are capitalized by the Company and all other costs associated with Year 2000 compliance are expensed as incurred. The Company has had discussions with its customers and vendors and although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers and vendors' information systems would not have a material adverse effect on the Company's business, consolidated financial condition or results of operations. The remediation of Year 2000 issues involving the Company's information systems is expected to be completed in time to prevent any material adverse consequences to the Company's business, consolidated financial condition or results of operations.

Personal Holding Company
-------------------------

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a Personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the Ownership Test) and which derive 60% or more of their income from Personal holding company sources, generally defined to be passive income (the Income
Test). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

Recent Accounting Pronouncements
--------------------------------

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, `'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company is in the process of determining the effect of this statement on the Company's consolidated financial position and consolidated results of operations and will follow the disclosure requirements set forth in this statement.

     In June1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Subsequent Event
----------------

    During the first quarter of 1999, KCC signed an agreement with Santa Barbara Restaurant Group ("SBRG"). The agreement called for the exchange of KCC's investment in Checkers 13% restructured debt for 998,377 shares of $.08 par value common stock of SBRG. These shares are currently not registered; however, KCC has the right to demand that SBRG register the shares with the Securities and Exchange Commission within 60 days of receipt of notice. The registration is effective for two years at which time, those shares will be fully transferable under Rule 144 of the Securities Act of 1933.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

    The Company's primary financial instruments consist of money market funds paying interest at varying interest rates, equity securities and bond investments with fixed interest rates. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower interest rates and lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. Rather, the Company actively manages its investment portfolio to increase the returns on investment and to ensure liquidity, invests in instruments with high credit quality provided through major financial institutions. In addition, the Company attempts to make prudent and informed business decisions before investing in equity securities.

Sensitivity Analysis
--------------------

    The following analyses present the sensitivity of the market value, earnings and cash flows of financial instruments to hypothetical changes in interest rates and market prices as if these changes occurred at December 31, 1998. The ranges of changes that are chosen for these analyses reflect a view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact business as a result of these changed rates and market prices. Actual results could differ materially from those projected in the forward looking statements.

     The Company's cash is invested in money market funds and short-term investments purchased with an original maturity date of three months or less. A hypothetical change in the weighted average interest rate of 10% would result in an immaterial decrease in interest income having little or no adverse effect on the Company's liquidity requirements. At times, however, such investments may be in excess of insured limits.

    The carrying value of the Company's investment in marketable equity securities is recorded at $3,912, including net unrealized losses of $201. The estimated potential decrease in fair value resulting from the hypothetical 10% decrease in prices quoted by the stock exchanges is $391, approximately 1% of the Company's current assets.

    The carrying value of the Company's investment in marketable fixed income bonds are recorded at $3,885, including net unrealized losses of $116. Generally, the fair market value of an investment in fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The carrying value of bonds with maturities over 180 days, which would be included in the calculation, is immaterial, and therefore no sensitivity analysis is presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1997 and 1998
               (Dollars in thousands, except per share amounts)


                                                                                     1996            1997             1998
                                                                                 -----------      ----------       -----------
Revenue:
  Investment income                                                              $     2,736      $    2,006       $     2,955
  Gain (loss) on the sale of marketable securities                                     5,234             (84)             (752)
  Net sales                                                                                -               -             1,143
  Charter and other income                                                                48             662             1,353
                                                                                 -----------      ----------       -----------
                                                                                       8,018           2,584             4,699
                                                                                 -----------      ----------       -----------

Costs and expenses:
  Cost of sales                                                                            -               -             1,469
  Selling and shipping                                                                     -               -               287
  General and administrative                                                           4,971           4,981             4,093
  Co-ownership program and charter                                                        24           5,615             1,655
  Merger and related legal                                                                 -               -               165
  Proxy contest and related legal                                                        752               -                 -
  Exchange offer and related legal                                                       518               -                 -
  Amortization of goodwill                                                                 -               -                38
                                                                                 -----------      ----------       -----------
                                                                                       6,265          10,596             7,707
                                                                                 -----------      ----------       -----------

Income (loss) from operations                                                          1,753          (8,012)           (3,008)
                                                                                 -----------      ----------       -----------
Other income (expense):
  Gain on sale of property and equipment                                                   -               -             2,855
  Factoring and financing costs                                                          (34)           (153)             (107)
                                                                                 -----------      ----------       -----------
                                                                                         (34)           (153)            2,748

Affiliate transactions:
  Gain on sale of investment in affiliate                                              6,177               -                 -
  Equity in earnings (loss) of affiliate                                                 367            (623)                -
  Loss on investment in affiliate                                                          -               -            (1,168)
                                                                                 -----------      ----------       -----------
                                                                                       6,544            (623)           (1,168)
                                                                                 -----------      ----------       -----------
Income (loss) before benefit for income taxes                                          8,263          (8,788)           (1,428)
Benefit for income taxes                                                               9,649           4,170             1,921
                                                                                 -----------      ----------       -----------
Net income (loss)                                                                $    17,912      $   (4,618)      $       493
                                                                                 ===========      ==========       ===========


Basic earnings (loss) per common share                                           $      4.40      $    (1.42)      $      0.15
                                                                                 ===========      ==========       ===========
Diluted earnings (loss) per common share                                         $      4.07      $    (1.42)      $      0.15
                                                                                 ===========      ==========       ===========
Weighted average shares - basic                                                    4,074,000       3,260,000         3,184,000
                                                                                 ===========      ==========       ===========
Weighted average shares - diluted                                                  4,400,000       3,260,000         3,185,000
                                                                                 ===========      ==========       ===========

The accompanying notes are an integral part of these financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1997 and 1998
               (Dollars in thousands, except per share amounts)


                                                                                         1997             1998
                                                                                      ----------       -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                            $    1,137       $     4,226
 Marketable securities                                                                    18,874             7,797
 Current portion of note receivable from related party                                         -             2,002
 Note and other receivables                                                                  332             4,752
 Income tax receivables                                                                    1,100                 -
 Inventories                                                                                   -            12,438
 Prepaid expenses and other assets                                                           420               690
 Deferred income taxes                                                                         -               892
 Assets held-for-sale                                                                     24,362                 -
                                                                                      ----------       -----------
    Total current assets                                                                  46,225            32,797
Note receivable from related party                                                             -               499
Property and equipment, net                                                                4,905             1,983
Goodwill, net of amortization of $38                                                           -            27,415
Deferred income taxes                                                                          -             1,748
Other assets                                                                               2,746               118
                                                                                      ----------       -----------
    Total assets                                                                      $   53,876       $    64,560
                                                                                      ==========       ===========
LIABILITIES
Current liabilities:
  Due to factor                                                                       $        -       $     3,868
  Accounts payable                                                                           329             7,134
  Current portion of note payable to related party                                             -               400
  Accrued expenses                                                                           880             1,297
  Income taxes payable                                                                       219               554
  Deferred income taxes                                                                    2,776                 -
                                                                                      ----------       -----------
    Total current liabilities                                                              4,204            13,253
Capital lease obligations                                                                      -               252
Note payable to related party                                                                  -             1,227
Deferred income taxes                                                                      1,174                 7
                                                                                      ----------       -----------
    Total liabilities                                                                      5,378            14,739
                                                                                      ----------       -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                      -                 -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                 -                 -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued                  73                73
Capital in excess of par value                                                            36,767            35,196
Accumulated other comprehensive income - unrealized gains (losses)
 on marketable securities, net                                                             4,185              (190)
Retained earnings                                                                         43,090            43,583
                                                                                      ----------       -----------
                                                                                          84,115            78,662
Less common stock in treasury, at cost; 4,085,000 shares in 1997 and
 3,339,000 in 1998                                                                       (35,617)          (28,841)
                                                                                      ----------       -----------
    Total stockholders' equity                                                            48,498            49,821
                                                                                      ----------       -----------
    Total liabilities and stockholders' equity                                        $   53,876       $    64,560
                                                                                      ==========       ===========


The accompanying notes are an integral part of these financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1996, 1997 and 1998
               (Dollars in thousands, except per share amounts)


                                                                                     1996            1997             1998
                                                                                 -----------      ----------       -----------
Operating Activities:
  Net income (loss)                                                              $    17,912      $   (4,618)      $       493
  Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
  Depreciation                                                                           397             523               320
  Provision for impairment of assets held-for-sale                                         -           1,500               541
  Gain on sale of property and equipment                                                   -               -            (2,855)
 (Gain) loss on the sale of marketable securities                                     (5,234)             84               752
  Loss on investment in affiliate                                                          -               -             1,168
  Gain on sale of investment in affiliate                                             (6,177)              -                 -
  Equity in (earnings) loss of affiliate                                                (367)            623                 -
  Provision (benefit) for deferred taxes                                                 483               -            (1,127)
  Accretion of discounts on investments                                                 (318)           (362)             (822)
  Changes in assets and liabilities, net of effects of business acquired:
   Decrease in inventories                                                                 -               -               125
   Decrease (increase) in income tax receivables                                     (10,335)          9,828             1,100
   (Increase) decrease in receivables and prepaid expenses and other assets               75             662              (351)
   Decrease in due to factor                                                               -               -               376
   Increase (decrease) in accounts payable and accrued expenses                          284             176            (3,228)
   (Decrease) increase in income tax payable                                            (107)         (3,143)              702
                                                                                 -----------      ----------       -----------
       Net cash (used) provided by operating activities                               (3,387)          5,273            (2,806)
                                                                                 -----------      ----------       -----------

Investing Activities:
  Proceeds from sale of affiliate's debt securities                                   17,692               -                 -
  Proceeds from sale of investment in affiliate                                        8,277               -                 -
  Sales of marketable securities                                                      21,391          14,730            44,484
  Purchases of marketable securities                                                 (15,373)        (13,499)          (42,507)
  Debt (investment) payment and short-term (advance) repayment                        (5,500)          1,880               727
  Net advances made in connection with business acquired                                   -               -           (25,889)
  Net proceeds from sale of property and equipment                                         -               -            30,178
  Purchases of assets held-for-sale and related costs                                (11,583)         (4,377)              (49)
  Purchases of property and equipment                                                   (689)         (1,869)              (66)
                                                                                 -----------      ----------       -----------
       Net cash provided (used) by investing activities                               14,215          (3,135)            6,878
                                                                                 -----------      ----------       -----------

Financing Activities:
  Proceeds from the exercise of stock options                                          2,025               -                 -
  Proceeds from short-term borrowings                                                      -          10,000                 -
  Proceeds from note-receivable - related party                                            -               -               500
  Repayment of short-term borrowings                                                  (1,628)        (20,500)                -
  Purchase of treasury stock                                                         (15,079)         (3,638)           (1,483)
                                                                                 -----------      ----------       -----------
       Net cash used by financing activities                                         (14,682)        (14,138)             (983)
                                                                                 -----------      ----------       -----------

       (Decrease) increase in cash and cash equivalents                               (3,854)        (12,000)            3,089

Cash and cash equivalents:
  Beginning of period                                                                 16,991          13,137             1,137
                                                                                 -----------      ----------       -----------
  End of period                                                                  $    13,137      $    1,137       $     4,226
                                                                                 ===========      ==========       ===========


The accompanying notes are an integral part of these financial statements.

                               GIANT GROUP, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1996, 1997 and 1998
                            (Dollars in thousands)


                                                            Capital in      Common                       Other          Total
                                                Common      Excess of      Stock in       Retained    Comprehensive  Comprehensive
                                                 Stock      Par Value      Treasury       Earnings    Income (Loss)  Income (Loss)
                                              ----------    ----------    -----------    ----------   -------------  -------------
Balance as of December 31, 1995               $      69     $  33,508     $ (16,900)     $  29,796    $     (1,328)
Exercise of stock options                             4         2,022
Company's share of increase in affiliate's
 equity due to sale of rights, net                              1,237
Purchase of treasury stock                                                  (15,079)
Net income for 1996                                                                         17,912                   $    17,912
Unrealized gains on marketable securities,
 net of income tax provision of $1,049                                                                       1,574         1,574
                                              ----------    ----------    -----------    ----------   -------------  -------------
Balance as of December 31, 1996                      73        36,767       (31,979)        47,708             246   $    19,486
                                                                                                                     =============

Purchase of treasury stock                                                   (3,638)
Net loss for 1997                                                                           (4,618)                  $    (4,618)
Unrealized gains on marketable securities,
 net of income tax provision of $2,612                                                                       3,939         3,939
                                              ----------    ----------    -----------    ----------   -------------  -------------
Balance as of December 31, 1997                      73        36,767       (35,617)        43,090           4,185   $      (679)
                                                                                                                     =============

Treasury stock issued in connection with
 business acquired                                                            8,259
Difference between cost and value assigned
 to treasury stock issued in connection with
 business acquired                                             (1,766)
Warrants issued in connection with business
 acquired                                                         195
Purchase of treasury stock                                                   (1,483)
Net income for 1998                                                                            493                   $       493
Unrealized losses on marketable securities,
 net of income tax benefit of $2,903                                                                        (4,375)       (4,375)
                                              ----------    ----------    -----------    ----------   -------------  -------------
Balance as of December 31, 1998               $      73     $  35,196     $ (28,841)     $  43,583    $       (190)  $    (3,882)
                                              ==========    ==========    ===========    ==========   =============  =============

The accompanying notes are an integral part of these financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

1. Nature of Operations
   --------------------

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. The Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. (the "company" or "Periscope"). On December 28, 1998, GIANT MARINE GROUP, LTD. ("GIANT MARINE") was dissolved and the remaining assets and liabilities were transferred to the Company.

     Periscope was organized under the laws of the State of Delaware in 1998 and is the successor, by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope provides an extensive line of high-quality women's and children's clothing in the moderate price category to mass merchandisers and major retailers, primarily for sale under private labels.

     GIANT MARINE was organized under the laws of the State of Delaware in November 1996. GIANT MARINE started and operated the Luxury Yacht Co-Ownership Program (the "Co-Ownership Program") with two yachts until November 1997, when the Co-Ownership Program was ended. During 1998, GIANT MARINE chartered its two yachts until they were both sold.

2. Significant Accounting Policies
   -------------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of GIANT and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company's investment in affiliate was accounted for by the equity method for the year ended December 31, 1996 and for the period ended December 18, 1997 (see Note 8 to these Consolidated Financials Statements). In 1996, the Company accounted for a change in its equity in the net assets of its affiliate, which resulted from the issuance by its affiliate of common stock rights, as a credit to capital in excess of par value.

Revenue Recognition
--------------------

     Revenue is recognized upon shipment of merchandise to its customers and upon completion of the charter.

Yacht Organization Costs
------------------------

     Certain costs related to the preparation of the yachts for use and organization costs, including legal and professional fees, were originally deferred and would have been amortized to income over a period of not more than one year, beginning with the start of operations in February 1997. However, because the Co-Ownership Program ended in November 1997, all costs were charged to expense in 1997.

Supplemental Cash Flow Information
----------------------------------

     For purposes of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. government obligations.

Comprehensive Income
--------------------

     Effective in the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of total comprehensive income and its components; however, the adoption of this statement has no impact on the Company's

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

2. Significant Accounting Policies
   -------------------------------

net income or loss and stockholders' equity. SFAS 130 requires the change in the Company's unrealized gains and losses on marketable securities, net of deferred income taxes, be included in total comprehensive income. Prior year's consolidated statements of stockholders's equity have been reclassified to conform to these requirements.

Marketable Securities
---------------------

     Investments in equity securities and corporate bonds are classified as available-for-sale or trading securities. Investments available-for-sale are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity, net of deferred income taxes. Trading securities are carried at market and unrealized gains and losses on trading securities are included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income. The cost of securities sold is based on the specific identification method.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Fair Value of Financial Instruments
------------------------------------

     Due to the short maturities of the Company's cash, receivables and payables, the carrying value of these financial instruments approximates their fair value. The fair value of the Company's debt, excluding note payable to related party, is estimated based on the current rates offered to the Company for debt with similar remaining maturities. The note receivable from and note payable to related party has been discounted at an interest rate of 8%. The Company believes the carrying value of these financial instruments approximates their fair value.

Property and Equipment
----------------------

     Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease. Maintenance and repairs are charged against results of operations as incurred.

     The estimated useful lives of the Company's property and equipment are as follows:

     Machinery and equipment                   5-7 years

     Furniture and fixtures                      7 years

     Automobiles                                 5 years

     Computer equipment and software           3-5 years

     Leasehold improvements            Life of the lease

Long-Lived Assets
-----------------

     The Company follows the guidelines set forth in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" ("SFAS 121") when reviewing its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair value and the carrying amount of the assets. Impairment would be recognized in operating results if a diminution in value occurred.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

2. Significant Accounting Policies (cont.)
   ---------------------------------------


Amortization of Goodwill
------------------------

     Goodwill is amortized on a straight-line basis over 40 years.

Transactions with International Suppliers
-----------------------------------------

     All transactions with international suppliers currently are denominated in U.S. dollars and are not subject to exchange rate fluctuations.

Concentration of Risk
---------------------

     The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

     A substantial portion of Periscope's net sales and gross profits are derived from a small number of large customers. The company does not currently have any long-term contracts with any of its customers and can provide no assurance that these customers will continue to place orders with the company or that orders by such customers will continue at their previous levels.

     Periscope sells nearly all of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of such accounts. The factor approves the credit of the company's customers prior to sale. If the factor disapproves a sale to a customer and the company decides to proceed with the sale, the company bears the credit risk. The factoring agreement can be terminated by the factor upon 60 days prior notice. Such termination could have a material adverse effect on the Company's consolidated financial condition and results of operations if the company could not replace the factoring agreement within such period.

     Periscope does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. The company's products are manufactured to its specifications by the manufacturers. The inability of a manufacturer to ship the company's products in a timely manner or to meet the company's quality standards could adversely affect the company's ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the company's products or could otherwise have an adverse effect on the Company's consolidated financial condition and results of operations. There are no formal arrangements between the company and any of its contractors or suppliers.

     Beginning in 1999, substantially all of Periscope's products are being manufactured in foreign countries, primarily Mexico, China and Taiwan. The company's operations may be adversely affected by political instability resulting in disruption of trade from foreign countries in which the company's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports. In addition, the company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods, which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The company's imported products, excluding goods from Mexico which are subject to the North American Free Trade Agreement ("NAFTA"), are also subject to United States customs duties which are a material portion of the company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the company's imports could have a material adverse effect on the Company's consolidated financial condition and results of operations.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

2.  Significant Accounting Policies (cont.)
    ---------------------------------------

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, these estimates and assumptions are reasonable and result in the fair presentation of the consolidated financial statements.

Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Recent Accounting Pronouncements
--------------------------------

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company is in the process of determining the effect of this statement on the Company's consolidated financial position and results of operations and will follow the disclosure requirements set forth in this statement.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives as assets or liabilities at fair value. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. SFAS 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

3. Acquisition
   -----------

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope. The acquisition has been accounted for by the purchase method of accounting and, accordingly, Periscope's assets and liabilities have been recorded at their fair market value as of the date of acquisition. Periscope's results of operations for the 20-day period beginning December 12, 1998 are included in the Company's consolidated statement of operations for the year ended December 31, 1998.

     On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings.

     The cost of the acquisition included 953,093 shares of Company common stock, which were held in treasury and valued at $6,493, 75,000 Company warrants valued at $195 and exercisable at $7.25 over a five year period, and transaction costs of $259. The excess of the cost over the estimated fair value of the net assets acquired of $27,453, based on the Company's preliminary allocation of the purchase price, was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The Company will finalize the allocation of the purchase price in 1999.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

3. Acquisition (cont.)
   -------------------

     The Company may issue up to an additional 225,000 shares of its common stock to Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, exceeding $13 million dollars for the year ended December 31, 1999.

     The following unaudited pro forma financial information reflects the Company's consolidated results of operations as if the acquisition of Periscope had taken place on January 1, 1997.

                                 12 Months Ended
                               12/31/97    12/31/98
                               --------    --------

Net sales                      $  87,957   $  76,043
Net loss                           5,872       3,544
                               =========   =========

Net loss per share:
Basic                          $    1.39   $     .85
                               =========   =========
Diluted                        $    1.39   $     .85
                               =========   =========

     This unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the merger occurred on those dates, nor is it indicative of the results that may occur in the future.

4.  Earnings (Loss) Per Share
    -------------------------

    The Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), effective for the year ending December 31, 1997. Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding.
The computation of diluted earnings (loss) per common share ("Diluted EPS") includes the application of the treasury stock method. The dilution for options and warrants is calculated by using the securities' exercise price for the period. As a result of the Company's adoption of SFAS 128, the Company's reported earnings per share ("EPS") for 1996 were restated. The effect of this accounting change on previously reported earnings per share data is as follows:


                                                Year Ended
                                                 12/31/96
                                                ----------
            Primary EPS as reported             $    3.48
            Effect of SFAS 128                        .92
                                                ---------
            Basic EPS                           $    4.40
                                                =========

            Fully diluted EPS as reported       $    3.48
            Effect of SFAS 128                        .59
                                                ---------
            Diluted EPS                         $    4.07
                                                =========


                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


4.   Earnings (Loss) Per Share (cont.)
     ---------------------------------

The following shows the reconciliation of Basic EPS and Diluted EPS for the years ended 1996, 1997 and 1998:

                                                                                For the year ended 1996
                                                                                -----------------------

                                                                      Net Income         Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                      -----------     -------------      ------
Basic Earnings per Share
------------------------
  Income available to common stockholders                             $ 17,912        4,074,000         $ 4.40
                                                                      ========                          ======
Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
    Options issued to employees and non-employee directors                              326,000
                                                                                      ---------
  Income available to common stockholders                             $ 17,912        4,400,000         $ 4.07
                                                                      ========        =========         ======
                                                                                For the year ended 1997
                                                                                -----------------------

                                                                      Net Income         Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                      -----------     -------------      ------
Basic and Diluted Loss per Share
--------------------------------
  Loss available to common stockholders                               $ (4,618)       3,260,000         $(1.42)
                                                                      ========        =========         ======
                                                                                For the year ended 1998
                                                                                -----------------------

                                                                      Net Income         Shares        Per Share
                                                                      (Numerator)     (Denominator)      Amount
                                                                      -----------     -------------      ------
Basic Earnings per Share
------------------------
  Income available to common stockholders                             $    493        3,184,000         $  .15
                                                                      ========                          ======
Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
    Options issued to employees and non-employee directors
     and warrants issued in connection with the merger                                    1,000
                                                                                      ---------
 Income available to common stockholders                              $    493        3,185,000         $  .15
                                                                      ========        =========         ======

The following securities are not included in the diluted earnings per share calculation since in each case the securities' exercise price is greater than the average market price of the Company's common stock.

                                                                         1996             1997            1998
                                                                         ----             ----            ----
Stock options                                                              -                -          2,101,000
Warrants                                                                   -                -             75,000

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


5.  Sale of Assets
    --------------

        During 1998, the Company sold certain assets, including the corporate plane, a Gulfstream II SP acquired in 1991. The Company received cash of $6,308, net of selling expenses. The Company used part of the proceeds from the sale of the assets to pay off an existing mortgage and recognized a net gain of $2,855.

        At December 31, 1997, the Company reduced the carrying value, in total, of the luxury yachts to their approximate net realizable value, estimated by the Company based on comparable market prices of similar yachts and broker estimates. In April 1998, the Company sold for cash one of its two luxury yachts for $14,500, less selling expenses. The net sales price equaled the Company's current carrying value. In October 1998, the Company sold the remaining luxury yacht for a cash sales price of $10,875 less selling expenses. The Company recognized a loss of $541 and recorded revenue related to refunds of approximately $294 from the U.S. Customs Services for amounts previously deposited with this agency. The loss and related revenue are included in Co-ownership Program and charter expenses in the consolidated statements of operations for the year ended December 31, 1998.

6.  Marketable Securities
    ---------------------

        At December 31, 1997 and 1998, investments classified as available-for-sale and trading securities are as follows:

Available                                             Unrealized     Deferred Tax     Decrease
for Sale (1998)            Fair Value       Cost         Loss         Asset, Net      In Equity
---------------            ----------       ----      ----------     ------------     ---------
Equity securities           $ 3,912       $ 4,113       $ 201           $  81           $ 120
Corporate bonds               1,276         1,392         116              46              70
                            -------       -------       -----           -----           -----
Total                       $ 5,188       $ 5,505       $ 317           $ 127           $ 190
                            =======       =======       =====           =====           =====
Trading
Securities (1998)          Fair Value       Cost
-----------------          ----------       ----
Corporate Bonds             $ 2,609       $ 2,605
                            =======       =======

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

6.  Marketable Securities (cont.)
    -----------------------------

Available                                             Unrealized     Deferred Tax     Increase
for Sale (1997)            Fair Value       Cost         Gain       Liability, Net    In Equity
---------------            ----------       ----      ----------    --------------    ---------
Equity securities           $11,863       $ 5,200       $ 6,663        $ 2,665         $ 3,998
Corporate bonds               3,054         2,742           312            125             187
                            -------       -------       -------        -------         -------
Total                       $14,917       $ 7,942       $ 6,975        $ 2,790         $ 4,185
                            =======       =======       =======        =======         =======
Trading
Securities (1997)          Fair Value       Cost
-----------------          ----------       ----
Corporate Bonds             $ 3,957       $ 3,991
                            =======       =======

        The maturities for corporate and U.S. government bonds at December 31, 1997 and 1998 are as follows:

                                            1997                   1998
                                    --------------------  ---------------------
                                    Fair Value    Cost    Fair Value     Cost
                                    ----------  --------  ----------   --------
Due in one through five years         $6,000     $5,716     $3,885      $3,997
Due after five through 10 years        1,011      1,017          -           -
                                      ------     ------     ------      ------
                                      $7,011     $6,733     $3,885      $3,997
                                      ======     ======     ======      ======

        Proceeds from the sale of marketable securities totaled approximately $21,391, $14,730 and $44,484 in 1996, 1997, and 1998, respectively.

7.   Inventories
     -----------

        At December 31, 1998, inventories consist of the following:

     Raw materials.......................  $ 6,686

     Work-in-process.....................    2,218

     Finished goods......................    3,534
                                           -------
         Total inventories...............  $12,438
                                           =======

8.   Investment in Affiliate
     -----------------------

        At December 31, 1998 and 1997, the Company accounted for its investment of approximately 3,226,000 and 3,181,000 shares, respectively, of Rally's outstanding common stock as a marketable security, classified as an investment available-for-sale. Prior to December 18, 1997, the date the Company's equity ownership percentage decreased to approximately 13% from 15% (at December 31, 1996), the Company accounted for this investment under the equity accounting method. The decrease in the Company's equity ownership percentage resulted from the exchange by KCC, CKE Restaurants, Inc. ("CKE") and Fidelity National Financial, Inc. ("Fidelity"), among others, of their shares of Checkers common stock for certain Rally's securities. KCC exchanged approximately 200,000 shares of Checkers common stock, with a cost of $258 for approximately 43,000 shares of Rally's common stock and 449 shares of Rally's series A participating preferred stock. KCC assigned a total cost equal to the cost of Checkers stock exchanged to both Rally's securities received and recognized no gain or loss for accounting purposes. In June 1998, with the approval of Rally's stockholders, one share of Rally's series A participating preferred stock was converted into 100 shares of Rally's common stock.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


8.   Investment in Affiliate (cont.)
     -----------------------

        On January 29, 1999, Checkers and Rally's announced that they signed a merger agreement pursuant to which the two companies will merge in an all-stock transaction. The merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) will be retired after the merger. Checkers announced a one share for twelve shares reverse stock split to take place immediately following the merger. Subsequent to the merger, the new company will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future.

        On September 25, 1998, the Company agreed in principle to a merger transaction pursuant to which Rally's would merge with the Company and Checkers. Under the terms of the merger transaction, each share of the Company's common stock would be converted into 10.48 shares of Rally's common stock and each share of Checkers common stock would be converted into 0.5 shares of Rally's common stock upon consummation of the merger. The transaction was subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions. On November 2, 1998, the Company, Rally's and Checkers announced the termination of their proposed merger. The merger was terminated when the definitive merger agreement could not be finalized and the Company wrote off $165 of merger related costs.

        On September 5, 1996, by prospectus, Rally's distributed transferable subscription rights to holders of record of Rally's common stock on July 31, 1996. For each 3.25 rights held, a holder was entitled to purchase one unit for $2.25. A unit consisted of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock for $2.25. On September 16, 1996, GIANT elected to transfer its 4,312,000 subscription rights to an unaffiliated third party, who has subsequently exercised the rights. GIANT's increase in Rally's shareholders' equity due to Rally's Shareholder Rights Offering has been reflected as an increase of $1,699 in GIANT's investment in affiliate and an increase in capital in excess of par value of $1,699.

        In May and November 1996, GIANT sold a total of 4,293,000 shares of its Rallys' common stock to Fidelity and CKE and recognized a pre-tax gain of $5,715. The Company, because of the November sale, recognized $462 in income that was previously shown as an increase in capital in excess of par due to the Shareholder Rights Offering, previously discussed. This income is included in gain on the sale of investment in affiliate. The Company's sales of Rally's common stock to CKE and Fidelity generated a tax capital loss which was carried back to prior years and was used to reduce capital gains taxes paid on the sale of the cement operations which were sold on October 6, 1994. At December 31, 1996, the Company recorded a tax benefit of $10,285 for this carryback and refund of taxes paid in prior years. In January 1997, the Company received this refund in full.

        During the second quarter of 1997, the Company purchased $2,224 face value of Rally's 9.875% senior notes ("Senior Notes") in the open market. The Senior Notes are classified as an investment available-for-sale at December 31, 1997.

        Summarized financial information for Rally's is as follows:

Financial position at December 31,                                               1997
----------------------------------                                            ----------
Current assets                                                                 $  10,968
Less: current liabilities                                                         21,777
                                                                               ---------
Working capital deficiency                                                       (10,809)
Plus: noncurrent assets                                                          123,329
Less: long-term debt and other noncurrent liabilities                             71,007
                                                                               ---------
Stockholders' equity                                                           $  41,513
                                                                               =========

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

8.   Investment in Affiliate (cont.)
     -------------------------------

Operating results for the years ended December 31,                 1996              1997
--------------------------------------------------             -----------       -----------
Revenues                                                        $162,752          $ 144,930
Less: operating costs                                            158,662            141,610
                                                                --------          ---------
Income from operations                                          $  4,090          $   3,320
                                                                ========          =========

Net income (loss)                                               $  1,988          $  (4,516)
                                                                ========          =========

GIANT's share of non-cash equity earnings (loss)                $    367          $    (623)
                                                                ========          =========


        At December 31, 1996 GIANT's investment in Rally's was $2,926 and was accounted for under the equity method of accounting.

9.   Checkers Drive-In Restaurants, Inc.
     -----------------------------------

        On November 14, 1996, KCC, along with CKE and others purchased an aggregate principal amount of $29,900 of Checkers $36,100 13.75% senior subordinated debt, due July 31, 1998, from certain current debt holders. These holders retained approximately $6,200 of the principal amount. The total purchase price for the senior subordinated debt was $29,100. KCC purchased $5,100 principal amount of this senior subordinated debt for $5,000. On November 22, 1996, the senior subordinated debt was restructured. As part of the restructuring, the aggregate principal amount was reduced to $35,800, the interest rate was reduced to 13%, the term of the restructured credit agreement was extended one year to July 1999 and certain financial covenants were modified. In addition, scheduled principal payments were deferred to May 1997. In return for the lenders acceptance of this restructured credit agreement, Checkers issued warrants ("Checkers Warrants") to all holders of the 13.75% senior subordinated debt, to purchase an aggregate of 20,000,000 shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2,849,000 Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC recorded the Checkers Warrants at $1,168 equal to the difference between the ending market price of the common stock on November 22, 1996 and the exercise price of $.75 per share multiplied by the number of Checkers Warrants. Due to the trend over the last two years for Checkers' common stock to trade below $.75, the Company, at December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1,168 in the current year. At December 31, 1997, the Company recorded the warrants at $712, net of a valuation allowance of $456.

        The restructured credit agreement also provided for 50% of the aggregate net proceeds from the sale of assets to be paid to the holders of the restructured 13% debt. Since the restructured 13% debt was purchased in November 1996, Checkers has made over $2,100 in principal payments to KCC, the funds coming from a private placement of its common stock and sale of its assets. Because Checkers made these principal payments, the next scheduled principal payment on the restructured 13% debt is due on July 31, 1999, when the entire principal balance is payable in full. At December 31, 1997 and 1998, KCC's investment in Checkers restructured 13% debt was $2,715 and $2,737, net of related discount of $1,007 and $258, respectively.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

10.  Property and Equipment
     ----------------------

     At December 31,                                         1997        1998
     ---------------                                         ----        ----
     Land                                                  $   120     $    16
     Machinery and equipment                                 5,582         250
     Furniture and fixtures                                    200         370
     Automobiles                                                19          34
     Computer equipment and software                            97         797
     Leasehold improvements                                  1,098       1,240
                                                           -------     -------
                                                             7,116       2,707
     Less: accumulated depreciation and amortization        (2,211)       (724)
                                                           -------     -------
                                                           $ 4,905     $ 1,983
                                                           =======     =======

        During 1998, the Company sold certain assets, including its corporate plane, a Gulfstream II SP acquired in 1991.

        During 1997, the Company retired certain fully depreciated leasehold improvements and equipment, due to the Company's move into its new office in April 1997.

11.  Factoring and Financing Arrangements
     ------------------------------------

        Substantially all of the Company's accounts receivable are factored on a nonrecourse basis. The factoring line permits daily working capital borrowings of 90% of accounts receivable plus 50% of letters of credits outstanding issued by the Company not to exceed $ 10 million. Borrowings are subject to a monthly processing charge equal to 0.7% on gross sales up to $25 million, 0.65% on gross sales between $25 million and $75 million and 0.6% of gross sales over $75 million. Interest on the total outstanding advances made by the factor is charged at .5% over prime (8.25% at December 31, 1998) and the factoring agreement is collateralized by the Company's receivables and inventory and is partially personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. The agreement expires on May 31, 2000, is subject to annual renewal and may be terminated at the option of the factor with 60 days written notice. The factor also guarantees the Company's letters of credit. The uncollected balance of receivables held by the factor as of December 31, 1998 was approximately $12 million. Total charges including interest expense, factoring fees and commissions were $105 for the 20-day period ended December 31, 1998 and are included in factoring and financing costs in the Company's consolidated financial statements. At December 31, 1998, the Company had a net outstanding balance of approximately $3,900 under the factor line.

12.  Capital Lease Obligations
     -------------------------

        The Company's capital lease obligations, at December 31, 1998 consist of the following:

Capital lease obligations due through August 2003 with interest ranging from 8.3% to 12.3% and secured by the related equipment......  $311

Less--Current maturities of capital lease obligations.................   (59)
                                                                        ----
Capital lease obligations.............................................  $252
                                                                        ----

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

12.  Capital Lease Obligations (cont.)
     ---------------------------------

        Minimum annual payments under the capital leases, including interest, at December 31, 1998 are as follows:

        1999.....................................................  $    85

        2000.....................................................       85

        2001.....................................................       85

        2002.....................................................       85

        2003 and thereafter......................................       39
                                                                   -------

          Present value of future minimum lease obligations......      379

     Less--Amount representing interest..........................      (68)
                                                                   -------

          Net minimum payments...................................      311

     Less--Current maturities of capital lease obligations.......      (59)
                                                                   -------
     Capital lease obligations...................................  $   252
                                                                   -------

13.  Income Taxes
     ------------

         The benefit for income taxes is comprised of the following:

For the year ended December 31,                          1996        1997        1998
-------------------------------                         -------     -------     -------
Current federal income tax benefit                      $ 8,611     $ 1,066     $   764

Deferred federal income tax (provision) benefit            (483)          -         927

Current state income tax benefit                          1,521       3,104          30

Deferred state income tax benefit                             -           -         200
                                                        -------     -------     -------
Benefit for income taxes                                $ 9,649     $ 4,170     $ 1,921
                                                        =======     =======     =======

        The following is reconciliation between the benefit for income taxes and the amounts computed by applying the federal statutory rate of 34% to pre-tax income or loss.

For the year ended December 31,                          1996        1997        1998
-------------------------------                         -------     -------     -------
Statutory federal tax (provision) benefit on pre-tax
 (income) loss                                          $(2,809)    $ 2,988     $   486
State tax benefit (provision), net of federal taxes        (507)        270          44
Permanent items                                             (68)        (36)        (76)
State tax reversal                                            -       3,100           -
(Increase) decrease in valuation allowance               12,560      (2,401)      1,530

Other, net                                                  473         249         (63)
                                                        -------     -------     -------

Benefit for income taxes                                $ 9,649     $ 4,170     $ 1,921
                                                        =======     =======     =======

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

13.  Income Taxes (cont.)
     --------------------

Deferred tax assets and (liabilities) of the Company consist of the following:

At December 31,                                          1997        1998
---------------                                          ----        ----
Operating losses                                                   $ 2,010
Reserves and other, net                                                503
                                                                   -------
        Subtotal                                                     2,513
Unrealized investment losses, net                                      127
                                                                   -------
Net deferred tax assets                                            $ 2,640
                                                                   =======

Investment in Rally's                                  $ 2,453     $ 2,562
State capital loss carryforward                          2,430       2,310
Operating losses                                         2,215         842
Depreciation                                            (1,152)       (112)
Other, net                                                  77          58
Valuation allowance                                     (7,197)     (5,667)
                                                       -------     -------
        Subtotal                                        (1,174)         (7)
Unrealized investment gains, net                        (2,776)          -
                                                       -------     -------
Net deferred tax liabilities                           $(3,950)    $    (7)
                                                       =======     =======
Net deferred taxes                                     $ (3,950)   $  2,633
                                                       ========    ========


        The valuation allowance at December 31, 1997 and 1998 is provided because it is not likely, as defined in SFAS 109, "Accounting for Income Taxes", that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

        At December 31, 1996, the Company's consolidated balance sheets included a liability related to a proposed assessment by the State of California, made as a result of their audit of the tax years 1989 through 1991. GIANT had disputed this assessment and had provided documents to support the Company's position during meetings with the New York office of the California State Franchise Tax Board ("CFTB") during 1995 and 1996. As a result of a preliminary proposed adjustment in December 1995, the Company made payments of $259 during 1996. In the third quarter of 1997, the CFTB concluded the audit and accepted the combined reports as originally filed by the Company, with only minor adjustments. The Company's consolidated financial statements had reflected a liability associated with the CFTB proposed assessment. As a result of settling this dispute with the CFTB, the Company recognized a tax benefit of $3,100 in 1997.

        Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a Personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the Ownership Test) and which derive 60% or more of their income from Personal holding company sources, generally defined to be passive income (the Income
Test). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

14.  Debt
     ----

        In May 1997, the Company signed an agreement to refinance one of its luxury yachts available for sale under the Co-Ownership Program. The mortgage, in the amount of $10,000, had a term of twenty-six months from the date of advancement of funds, which occurred on May 30, 1997, and was subject to prepayment upon the transfer of an interest in the luxury yacht, which was collateral for this loan. The interest rate was prime plus one half of one percent (0.50%). This loan was paid in full in July 1997.

15.  Leases
     ------

        The Company is obligated under noncancelable operating leases, with variable terms and renewal options, for automobiles and warehouse, showroom and administrative facilities. Approximate future minimum annual lease payments, exclusive of required payments for increases in real estate taxes and operating costs, under noncancelable leases with a remaining term in excess of one year at December 31, 1998 are as follows:

                       1999                      $1,186
                       2000                       1,082
                       2001                         821
                       2002                         347
                       2003                         102

        Total rental expense for the years 1996, 1997 and 1998 amounted to $186, $316 and $ 313, respectively.

16.  Related Party Transactions
     --------------------------

        At December 31, 1998, the Company was the holder of a non-interest bearing note for $2,606 from the President and Chief Executive Officer of Periscope payable in installments of $2,002 on December 31, 1999 and $302 on December 31, 2000 and 2001, respectively. The Company is also the maker of a non-interest-bearing note for $2,000 payable to the President and Chief Executive Officer of Periscope in five annual installments of $400, commencing on December 1, 1999. The note receivable from and the note payable to related party have been discounted at 8% and have unamortized discounts of $105 and $373, respectively, at December 31, 1998.

        At December 31, 1998, included in note and other receivables, are advances of approximately $1,421 due from a manufacturing contractor located in Mexico utilized by Periscope. The advances are due on demand and are non-interest bearing. It is expected that substantially all of this receivable will be paid back in 1999.

        For the 20-day period ended December 31, 1998, the Company paid $20 for performance compensation to S.R.P. Sales, Inc. ("S.R.P."), which is controlled by Scott Pianin, a Periscope executive. As of January 1, 1999, all performance-based compensation will be paid directly to Scott Pianin in accordance with his employment agreement and will be no longer paid to S.R.P. In addition, the company has purchased transportation-related services from Global Air, Inc. ("Global"), which is controlled by Glenn Sands, President and Chief Executive Officer of Periscope. No services were purchased during the 20-day period ended December 31, 1998, but the company expects to continue doing business with Global.

17.  Preferred Stock
     ---------------

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

18.  Class A Common Stock, $.01 Par Value
     ------------------------------------

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

19.  Treasury Stock
     --------------

        For the three years ended December 31, 1998, 1997, 1996, the Company, with the approval of the Board of Directors, purchased 207, 000 shares at a cost of $1,483, 459,000 shares at a cost of $3,638 and 1,674,000 shares at a cost of $15,079, respectively. The 1996 totals included 200,000 shares acquired from the Company's Chairman of the Board at an aggregate cost of $1,652 and 705,000 shares purchased at an aggregate cost of $6,085 directly from Fidelity.

        In December 1998, the Company issued 953,000 shares for 100% of the outstanding common stock of Periscope (see Note 3 to these Consolidated Financial Statements).

20.  Common Stock Options
     --------------------

        Under the 1996 Employee Stock Option Plan (the"1996 Plan"), 500,000 shares of the Company's $.01 par value Common Stock were reserved for future options. The options, in general, can be issued as either incentive or non-qualified options in accordance with the 1996 Plan. The options, in general, may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. In 1996, 200,000 options, at an exercise price of $8.25 and exercisable in 1997, had been granted to the Company's Chief Executive Officer. In December 1998, these 200,000 options were cancelled and reissued at $8.25, are exercisable immediately and terminate in December 2005. In addition, 15,000 options at an exercise price of $7.81 had been granted to the Company's Chief Financial Officer in 1997 and terminate 10 years from the grant date. The options vest at a rate of 5,000 a year, beginning in 1998.

        Under the 1996 Stock Option Plan for Non-Employee Directors, as amended on March 20, 1998, (the "Amended Director Plan"), 400,000 shares of the Company's $.01 par value Common Stock were reserved for future options. Pursuant to the Amended Director Plan, each Non-Employee Director was entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the "Adoption Date") or 5,000 (10,000 in 1997) shares upon the subsequent initial appointment to the Board of Directors. On each anniversary of the Adoption Date or the subsequent appointment date, respectively, each Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. Upon election to the Executive Committee on or after July 12, 1996, and on each anniversary thereafter, the Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. At December 31, 1998, 140,000 options had been granted to four of the Non-Employee members of the current Board of Directors. The exercise prices are $5.438 for 5,000 options, $6.688 for 10,000 options, $6.750 for 5,000, $6.813 for 20,000 options, $6.875 for 40,000 options,
$7.625 for 20,000 options and $7.75 for 40,000 options. No options have been exercised.

        Prior to August 1995, the Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT Common Stock, of which no options are presently outstanding and options for 6,000 shares have been exercised at December 31, 1998. The Non-Qualified Plan provided for the granting of options to purchase 3,000,000 shares of GIANT Common Stock and options for 307,500 shares have been exercised at December 31, 1998. Options under the Non-Qualified Plan terminate 10 years from date of grant. No options under the Non-Qualified Plan were exercised for during the two-year period ended December 31, 1998. In 1996, the Chairman of the Board of the Company exercised 300,000 options, issued under the Non-Qualified Plan to purchase GIANT Common Stock

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

20.  Common Stock Options (cont.)
     ----------------------------

at an exercise price of $6.75 per share. As a result of this transaction, the Company received cash of $2,025.

        In 1996, the Company purchased 7,000 options at the difference between the fair market value and the exercise price, from former Company officers and directors for an aggregate cost of $7 which is included in general and administrative expenses.

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

                                                             Year ended December 31,
                                                       1996           1997        1998
                                                     -------------------------------------
Net income (loss)                   As reported      $17,912        $(4,618)      $ 493
                                    Proforma          17,452         (4,789)        264

Basic earnings (loss) per share     As reported      $  4.40        $ (1.42)      $0.15
                                    Proforma            4.28          (1.47)       0.08

Diluted earnings (loss) per share   As reported      $  4.07        $ (1.42)      $0.15
                                    Proforma            3.97          (1.47)       0.08

        The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998 respectively: no dividend yield for any years; expected volatility of 20 % for 1996, 37% for 1997 and 36% for 1998; risk-free rate of return of 7.1% for 1996, 6.4% for 1997 and 5.6% for 1998; and expected lives of 5 years for 1996, 5 and 10 years for 1997 and 5, 7 and 10 years for 1998. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996 therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

A summary of options is as follows:

                                                  Weighted                       Weighted                        Weighted
                                                   Average                        Average                         Average
                                   1996           Exercise        1997           Exercise          1998          Exercise
                                  Shares           Price         Shares           Price           Shares          Price
                                  ------          --------       ------          --------         ------         --------
Beginning balance               2,126,000          $ 6.76      2,056,000          $ 6.93        2,076,000         $ 6.93
Granted                           250,000            8.14         75,000            7.18          230,000           8.03
Exercised                        (300,000)           6.75              -
Canceled                          (20,000)           6.75        (55,000)           6.98         (200,000)          8.25
                                ---------                      ---------                        ---------
Ending balance                  2,056,000            6.93      2,076,000            6.93        2,106,000           6.93
                                =========                      =========                        =========

Options exercisable
 at end of year                 2,024,000                      2,059,000                        2,096,000
                                =========                      =========                        =========

Weighted average of fair
 value of options granted       $    2.75                      $    3.03                        $    2.71

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

20.  Common Stock Options (cont.)
     ---------------------------

        The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                             Options Outstanding                                Options Exercisable
         --------------------------------------------------------------     ---------------------------
                                               Wtd. Avg.
                             Outstanding       Remaining      Wtd. Avg.      Exercisable      Wtd. Avg.
            Range of              at          Contractual     Exercise           at           Exercise
         Exercise Prices    Dec. 31, 1998        Life          Price        Dec. 31, 1998       Price
         ---------------    -------------     -----------     ---------     -------------     ---------
         $5.44 to $6.88       1,826,000        6.1 years       $6.75          1,826,000         $6.75
          7.38 to 7.81           80,000        3.1              7.71             70,000          7.69
          8.25                  200,000        6.9              8.25            200,000          8.25
                              ---------                                       ---------

          5.44 to 8.25        2,106,000        6.1 years        6.93          2,096,000          6.93
                              =========                                       =========

21.  Stockholders Rights Plan
     ------------------------

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

21.  Stockholders Rights Plan (cont.)
     --------------------------------

        Effective December 4, 1998, in connection with the acquisition of Periscope, the Rights Agreement was amended to exclude Glenn Sands, President and Chief Executive Officer of Periscope and Director of the Company, from the definition of an Acquiring Person thereunder with respect to shares of the Company's Common Stock he was to acquire solely pursuant to the merger agreement.

22.  Information Concerning Business Segments
     ----------------------------------------

        For the year ended December 31, 1998, the Company adopted SFAS 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that management organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure-any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current accounting standards.

        The Company has one reportable segment, women's and children's clothing, which was acquired through an acquisition, effective December 11, 1998. The Company's consolidated statement of operations reflects the net sales, cost of goods sold, factor and financing costs and selling and shipping expenses for the 20-day period ended December 31, 1998. In addition, Periscope's depreciation and amortization was $43, income tax benefit was $327 and there were no capital expenditures. Periscope's total assets at December 31, 1998 were $47,765. The accounting policies for this segment are the same as those described in the Company's significant accounting polices (see Note 2 to these Consolidated Financial Statements).

23.  Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------

                                                       For the years ended December 31
                                                      1996            1997          1998
                                                      ----            ----          ----
Cash (paid) received for income taxes                $  (310)       $10,855       $ 2,193
Cash paid for interest                                    34            153            87
Financing of asset held-for-sale                      10,500
Fair value of assets of business acquired                                          23,226
Liabilities assumed of business acquired                                          (43,732)
Fair value of common stock issued for
 business acquired                                                                  6,947

Cash advanced to business acquired                                                 28,500
Cash received by Company from business acquired                                    (2,611)
                                                                                  -------
Net cash advanced by Company for business acquired                                $25,889
                                                                                  =======

24.  Commitments and Contingencies
     -----------------------------

        The Company is involved in various claims and legal proceedings of a nature considered normal to its business. In addition to these actions, the Company is also involved in lawsuits as described in the following paragraphs.

        Mittman/Rally's. In January and February 1994, two putative class action
        ----------------
lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

24.  Commitments and Contingencies (Cont.)
     -------------------------------------

statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and on April 16, 1996, the Court certified the class. Settlement conferences have been conducted, most recently on December 7, 1998, but have been unsuccessful. Fact discovery is not yet complete, but it is anticipated that a deadline for completion of fact discovery will be set for summer 1999. No trial date has been scheduled. Management is unable to predict the outcome of this matter at the present time. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

       Harbor. In February 1996, Harbor Finance Partners ("Harbor") commenced a
        -------
derivative action, purportedly on behalf of Rally's, against Rally's officers and directors and GIANT, David Gotterer, and Burt Sugarman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that directors and officers of both Rally's and GIANT, along with GIANT breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of March 19, 1999 was $84, approximately 24% higher than the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. No trial date has been set. Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

        KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in
        -----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of contract. Discovery in this action is complete. On October 2, 1998, the court entered an order, which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgment, by which the parties' respective claims are dismissed with prejudice, save and except for the right to appeal certain issues.

        First Albany Corp. v. Checkers. This putative class action was filed on
        -------------------------------
September 29, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and Checkers (the "Proposed

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

24.  Commitments and Contingencies (Cont.)
     -------------------------------------

Merger"), and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. In view of a decision by the Company, Rally's and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

        Steinberg (s) v. Checkers. This putative class action was filed on
        --------------------------
October 2, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. As with the complaint detailed herein above in Suckman, the complaint arises out of the Proposed Merger, and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers and seek, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. For the reasons stated previously in the Suckman action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

        Neogen/ Danco v. KCC. This complaint for damages for trade libel was
        --------------------
filed on October 30, 1998 in the Superior Court for the State of California for the County of Los Angeles. The complaint alleges one cause of action for trade libel against all defendants KCC, GIANT, Terry Christensen and Does 1 through 20, regarding defendants' alleged statements to the media concerning plaintiffs Neogen Investors, L.P., and Danco Laboratories, Inc. and Joseph Pike. The complaint has not been served. According to the complaint, a Status Conference is set for this action for July 1, 1999. The Company denies all wrongdoing and, if served, intends to vigorously defend itself against the complaint.

        Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

        The Company has employment contracts with the following executives:
Chairman of the Board, President and Chief Executive Officer of the Company providing for an annual base salary of $1,000 increased annually by 10% over the prior year to a maximum of $1,600, life insurance in the face amount of $ 5 million, and upon expiration of this agreement a termination payment equal to twice the then base compensation, and an annual bonus determined, year to year, by the Incentive Compensation Committee of the Board of Directors within specified guidelines of the Incentive Compensation Plan, expiring on December 31, 2005; President and Chief Executive Officer of Periscope providing for an annual base salary of $500, a performance based bonus, determined year to year, of $450 and an annual nonaccountable $50 business

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

24.  Commitments and Contingencies (Cont.)
     -------------------------------------

expense allowance, expiring on December 31, 2002; Periscope operations executive providing for an annual base compensation of $184 and additional compensation based on achieving certain performance criteria, expiring on December 31, 2002; and with the Periscope accounting and finance executive providing for annual compensation of approximately $168, expiring on April 30, 2003.

        The Company may issue up to an additional 225,000 shares of its common stock to Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, exceeding $13 million dollars for the year ended December 31, 1999.

        Periscope has a noncompetition agreement with a former Periscope stockholder. The agreement calls for an annual fee of $75, payable in weekly installments, through May 2001.

        Periscope had approximately $3,311 of open letters of credit outstanding at December 31, 1998.

25.  Subsequent Event
     ----------------

        During the first quarter of 1999, KCC signed an agreement with Santa Barbara Restaurant Group ("SBRG"). The agreement called for the exchange of KCC's investment in Checkers 13% restructured debt for 998,377 shares of $.08 par value common stock of SBRG. These shares are currently not registered; however, KCC has the right to demand that SBRG register the shares with the Securities and Exchange Commission within 60 days of receipt of notice. The registration is effective for two years at which time, those shares will be fully transferable under Rule 144 of the Securities Act of 1933.

Report of Independent Public Accountants

To the Board of Directors of GIANT GROUP, LTD.:

We have audited the accompanying consolidated balance sheets of GIANT GROUP, LTD. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




                                               ARTHUR ANDERSEN LLP



Los Angeles, California
March 12, 1999, except with
respect to the matter discussed
in Note 25, as to which the date
is March 25, 1999

                               GIANT GROUP, LTD.
                           QUARTERLY FINANCIAL DATA
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                     Quarter Ended                            March 31        June 30       September 30       December 31
-------------------------------------------------------------------------- -------------- ---------------- -------------------
1998
 Revenue                                                        $      750   $      1,085   $        1,330   $          1,534
 Costs and expenses                                                  1,612          1,375            1,623              3,097
                                                               ------------ -------------- ---------------- ------------------
 Loss from operations                                                 (862)          (290)            (293)            (1,563)
 Other income (expense)                                                 (1)         2,844               10               (105)
 Loss on investment in affiliate                                         -              -                -             (1,168)
                                                               ------------ -------------- ---------------- ------------------

 Income (loss) before benefit (provision) for income taxes            (863)         2,554             (283)            (2,836)
 Benefit (provision) for income taxes                                                (697)           1,047              1,571
                                                               ------------ -------------- ---------------- ------------------
 Net income (loss)                                              $     (863)  $      1,857   $          764   $         (1,265)
                                                               ============ ============== ================ ==================

 Basic earnings (loss) per common share                         $    (0.27)  $       0.58   $         0.24   $          (0.40)

 Diluted earnings (loss) per common share (1)                        (0.27)          0.58             0.24              (0.40)

 Shares - Basic earnings (loss) per common share                 3,181,000      3,181,000        3,181,000          3,194,000
                                                               ============ ============== ================ ==================
 Shares - Diluted earnings (loss) per common share (1)           3,181,000      3,181,000        3,181,000          3,195,000
                                                               ============ ============== ================ ==================

(1) The calculations for the quarters ended June 30, 1998 and September 30, 1998 do not include 2,101,000 potentially dilutive stock options per quarter as the effect of these options would be anti-dilutive because the exercise prices of these options, ranging from a high of $8.25 to a low of $5.44, exceed the average market price of the Company's common stock for the quarters, respectively.

                     Quarter Ended                             March 31        June 30       September 30       December 31
-------------------------------------------------------------------------- -------------- ---------------- -------------------
1997
 Revenue                                                        $      745   $        704   $          709   $            426
 Costs and expenses                                                  1,694          1,898            2,999              4,005
                                                               ------------ -------------- ---------------- ------------------
 Loss from operations                                                 (949)        (1,194)          (2,290)            (3,579)
 Other expense                                                           -            (75)             (77)                (1)
 Equity in earnings (loss) of affiliate                               (143)            14             (172)              (322)
                                                               ------------ -------------- ---------------- ------------------

 Loss before benefit for income taxes                               (1,092)        (1,255)          (2,539)            (3,902)
 Benefit for income taxes                                                -              -            3,100              1,070
                                                               ------------ -------------- ---------------- ------------------
 Net income (loss)                                              $   (1,092)  $     (1,255)  $          561   $         (2,832)
                                                               ============ ============== ================ ==================

 Basic earnings (loss) per common share                         $    (0.31)  $      (0.39)  $         0.18   $          (0.89)

 Diluted earnings (loss) per common share (2)                        (0.31)         (0.39)            0.18              (0.89)

 Shares - Basic and diluted earnings (loss)
  per common share (2)                                           3,490,000      3,191,000        3,181,000          3,181,000
                                                               ============ ============== ================ ==================

(2) The calculation for the quarter ended September 30, 1997 does not include 2,061,000 potentially dilutive stock options, as the effect of these options would be anti-dilutive because the exercise price of these options, ranging from a high of $8.25 to a low of $6.69, exceed the average market price of the Companies' common stock for the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                   PART III

ITEM 10, 11, 12 and 13.

         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these items, other than information set forth in this Form 10-K under Item I, 'Executive officers of registrant', is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  Financial Statements for GIANT GROUP. LTD:

                                                                                     Page Reference
                                                                                       Form 10-K
                                                                                     --------------
         Consolidated Statements of Operations for the three years ended
         December 31, 1998                                                                  23
         Consolidated Balance Sheets as of December 31, 1997 and 1998                       24
         Consolidated Statements of Cash Flows for the three years ended
         December 31, 1998                                                                  25
         Consolidated Statement of Stockholders' Equity for the three years
         ended December 31, 1998                                                            26
         Notes to Consolidated Financial Statements                                         27
         Report of Independent Certified Public Accountants                                 48

    (b)  Reports on Form 8-K:

         During the quarter ended December 31, 1998, the Company filed the following reports on Form 8-K:

         (1) A report filed on October 16, 1998 reporting the sale of the Company's remaining luxury yacht and the Company's attempt to recover refunds from the U.S. Customs Services for amounts previously deposited with this agency.

         (2) A report filed on December 4, 1998 announcing an Agreement and Plan of Merger between the Company and Periscope Sportswear, Inc.

         (3) A report filed on December 11, 1998 reporting the acquisition of Periscope Sportswear, Inc.in an all stock transaction and amending the Company's Rights Agreement with ChaseMellon Shareholder Services, L.L.C. dated January 4, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(cont.)

(c)  Exhibits Required by Item 601 of Regulation S-K:


                                 EXHIBIT INDEX
                                 -------------

No.     Description of Exhibit
---     ----------------------

2.1 Agreement and Plan of Merger, dated as of December 4, 1998, among GIANT, Acquisition Corp. and Periscope (filed as Exhibit 2.1 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference).

2.2 Amendment to Agreement and Plan of Merger, dated as of December 9, 1998, among GIANT, Acquisition Corp. and Periscope (filed as Exhibit 2.2 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference).

3.0 Certificate of Merger, dated December 11, 1998 (filed as Exhibit 3.1 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference).

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

4.1 Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. ("Chase"), dated January 4, 1996 (filed as Exhibit 1 to the Company's Form 8-K, dated January 4, 1996, and incorporated herein by reference).

4.2 Amendment to Rights Agreement dated January 4, 1996, between the Company and Chase, dated December 4, 1998 (filed as Exhibit 4 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference)

                             ---------------------

No.       Description of Exhibit
---       ----------------------

10.1      1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit
          10.1.2 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2 GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.3 GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4 Tax Sharing and Indemnification Agreement, dated as of September 27, 1994 between the Company and Giant Cement Holding, Inc. ("GCHI") (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 14, 1994, and incorporated herein by reference).

10.5 Indemnification and Release Agreement, dated as of September 27, 1994, among the Company, KCC, GCHI (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 6, 1994 and incorporated herein by reference).

10.6 GIANT GROUP, LTD. 1997 Incentive Compensation Plan (Exhibit D in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.7* Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman.

10.8* Employment Agreement dated January 1, 1998, between Glenn Sands and Periscope.

10.8.1* Amendment dated December 11, 1998, to Employment Agreement dated January 1, 1998, between Glenn Sands and Periscope.

10.9* Employment Agreement dated January 1, 1998, between Scott Pianin and Periscope.

10.9.1* Amendment dated December 11, 1998, to Employment Agreement dated January 1, 1998, between Scott Pianin and Periscope.

10.10* Promissory Note of Glenn Sands payable to the order of Periscope in the principal amount of $2,606,000.

10.10.1* Periscope letter to Glenn Sands regarding deferral on Sands promissory note.

10.11* Promissory Note of Periscope payable to the order of Glenn Sands in the principal amount of $2,000,000.

10.12*    Form of warrant agreement to purchase common stock of the Company.

10.13 Amended and Restated Credit Agreement dated as of November 22, 1996 among Checkers, CKE as Agent, and the lenders listed therein (filed as Exhibit 4.1 to Checkers Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

                             ---------------------

No.       Description of Exhibit
---       ------------------------

10.14 Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. dated November 22, 1996 (filed as Exhibit 4.3 to Checkers Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.15 SETTLEMENT AND LIMITED RELEASE AGREEMENT between GIANT and Fidelity and CKE, dated March 21, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the first quarterly period ended March 31, 1997, and incorporated herein by reference).

21*       List of Subsidiaries.

23.1*     Consent of Arthur Andersen LLP on GIANT's financial statements.

27*       Financial Data Schedules.

          * Exhibit included with this Form 10-K.


(d)  Financial Statement Schedules

          (1)  Financial Statement Schedules:

               The following financial statement schedules of the Company for the three years ended December 31, 1998, 1997 and 1996 are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the Company.

    Schedule                                                                                            Page
    --------                                                                                            ----
        II      Valuation and Qualifying Accounts at December 31, 1998...............................    56
        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


Report of Independent Public Accountants


To the Board of Directors of GIANT GROUP, LTD.:

We have audited in accordance with generally accepted auditing standards the financial statements included in GIANT GROUP, LTD.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 12, 1999 (except with respect to the matter discussed in Note 25, as to which the date is March 25, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index under Item 14(d) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 ARTHUR ANDERSEN LLP



Los Angeles, California
March 12, 1999, except with
respect to the matter discussed
in Note 25, as to which the date
is March 25, 1999.

                                  SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GIANT GROUP, LTD.
                                    Registrant


Date: March 29, 1999                By:  /s/ Burt Sugarman
                                         -----------------
                                         Burt Sugarman
                                         Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 1999                By:  /s/ Burt Sugarman
                                         -----------------
                                         Burt Sugarman
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: March 29, 1999                By:  /s/ William H. Pennington
                                         -------------------------
                                         William H. Pennington
                                         Vice President, Chief Financial
                                         Officer, Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

Date: March 29, 1999                By:  /s/ David Gotterer
                                         ------------------
                                         David Gotterer
                                         Director


Date: March 29, 1999                By:  /s/ Terry Christensen
                                         ---------------------
                                         Terry Christensen
                                         Director


Date: March 29, 1999                By:  /s/ David Malcolm
                                         -----------------
                                         David Malcolm
                                         Director


Date: March 29, 1999                By:  /s/ Jeff Rosenthal
                                         ------------------
                                         Jeff Rosenthal
                                         Director


Date: March 29, 1999                By:  /s/ Glenn Sands
                                         ---------------
                                         Glenn Sands
                                         Director

                               GIANT GROUP, LTD.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                            (Dollars in thousands)

                                     Balance at     Charged to    Charged       Deduction -        Balance at
                                     Beginning      costs and     to other      Sale of assets        End
        Description                  of Period       expenses     accounts      held-for-sale      of Period
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998

     Reserve for impairment
      of assets held-for-sale      $     1,500      $     541     $      -      $      2,041       $        -
                                   =============================================================================

Year ended December 31, 1997

     Reserve for impairment
      of assets held-for-sale      $         -      $   1,500     $      -      $          -       $    1,500
                                   =============================================================================