Form 10-Q
period 1999-03-31
GIANT GROUP LTD
filed 1999-05-12
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

              For the first quarterly period ended March 31, 1999

                               GIANT GROUP, LTD.

      9000 Sunset Boulevard, 16/th/ Floor, Los Angeles, California 90069

                 Registrant's telephone number: (310) 273-5678


                         Commission File Number: 1-4323

               I.R.S. Employer Identification Number: 23-0622690

                        State of Incorporation: Delaware


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                              -

   On May 7, 1999 the latest practicable date, there were 3,927,148 shares of Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX


PART I.   FINANCIAL INFORMATION
-------------------------------

                                                                          Page No.
                                                                          --------
Item 1. Financial Statements

           Consolidated Statements of Operations -
           Three-Month Periods Ended March 31, 1998 and 1999                  3

           Consolidated Balance Sheets -
           December 31, 1998 and March 31, 1999                               4

           Consolidated Statements of Cash Flows -
           Three-Month Periods Ended March 31, 1998 and 1999                  5

           Notes to Consolidated Financial Statements                       6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10-12

PART II.   OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                    13

Item 6. Exhibits and Reports on Form 8-K                                     13

           (a) Exhibits

           (b) Reports on Form 8-K

Signature                                                                    14

                        PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                  (UNAUDITED)

(Dollars in thousands, except per share amounts)

                                                                       Three months ended
                                                                            March 31,
                                                              ---------------------------------------
                                                                   1999                    1998
                                                              -------------           ---------------
Net sales                                                     $      19,362           $             -
Cost of sales                                                        14,677                         -
                                                              -------------           ---------------
Gross profit                                                          4,685                         -
                                                              -------------           ---------------

Operating expenses:
    Selling and shipping                                              1,916                         -
    General and administrative                                        1,458                       899
    Depreciation                                                         95                       141
    Amortization of goodwill                                            172                         -
    Co-ownership program, net of charter income of $150                   -                       422
                                                              -------------           ---------------
                                                                      3,641                     1,462
                                                              -------------           ---------------

Income (loss) from operations                                         1,044                    (1,462)
                                                              -------------           ---------------

Other income (expense):
     Factoring and financing costs                                     (561)                       (1)
     Investment and other income                                        540                       600
     Gain on sale of property                                           269                         -
                                                              -------------           ---------------
                                                                        248                       599
                                                              -------------           ---------------

Income (loss) before provision for income taxes                       1,292                      (863)
Provision for income taxes                                              588                         -
                                                              -------------           ---------------
Net income (loss)                                             $         704           $          (863)
                                                              =============           ===============

Basic earnings (loss) per common share                        $        0.18           $         (0.27)
                                                              =============           ===============
Diluted earnings (loss) per common share                      $        0.17           $         (0.27)
                                                              =============           ===============

Weighted average shares - basic                                   3,927,000                 3,181,000
                                                              =============           ===============
Weighted average shares - diluted                                 4,128,000                 3,181,000
                                                              =============           ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                         March 31,           December 31,
                                                                                           1999                 1998
                                                                                    -------------------    ---------------
ASSETS                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $           3,282      $       4,226
   Marketable securities                                                                         10,975              7,797
   Current portion of note receivable from related party                                          2,128              2,002
   Note and other receivables                                                                     1,770              4,752
   Inventories                                                                                   11,614             12,438
   Prepaid expenses and other assets                                                                620                690
   Deferred income taxes                                                                          1,054                892
                                                                                    -------------------    ---------------
        Total current assets                                                                     31,443             32,797
Note receivable from related party                                                                  512                499
Property and equipment, net                                                                       1,957              1,983
Deferred income taxes                                                                             1,748              1,748
Goodwill, net of amortization of $210 and $38                                                    27,243             27,415
Other assets                                                                                        120                118
                                                                                    ===================    ===============
       Total assets                                                                   $          63,023      $      64,560
                                                                                    ===================    ===============
LIABILITIES
Current liabilities:
   Due to factor                                                                      $           3,279      $       3,868
   Accounts payable                                                                               5,493              7,134
   Current portion of note payable to related party                                                 400                400
   Accrued expenses                                                                               1,189              1,297
   Income taxes payable                                                                             880                554
                                                                                    -------------------    ---------------
       Total current liabilities                                                                 11,241             13,253
Capital lease obligations                                                                           236                252
Note payable to related party                                                                     1,257              1,227
Deferred income taxes                                                                                 7                  7
                                                                                    -------------------    ---------------
       Total liabilities                                                                         12,741             14,739
                                                                                    -------------------    ---------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                             -                  -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                        -                  -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                  73                 73
Capital in excess of par value                                                                   35,196             35,196
Accumulated other comprehensive loss - unrealized losses on marketable
 securities, net                                                                                   (433)              (190)
Retained earnings                                                                                44,287             43,583
                                                                                    -------------------    ---------------
                                                                                                 79,123             78,662
Less 3,339,000 shares of Common stock in treasury, at cost                                      (28,841)           (28,841)
                                                                                    -------------------    ---------------
       Total stockholders' equity                                                                50,282             49,821
                                                                                    -------------------    ---------------
       Total liabilities and stockholders' equity                                     $          63,023      $      64,560
                                                                                    ===================    ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


(Dollars in thousands)

                                                                                       Three months ended
                                                                                             March 31,
                                                                         --------------------------------------------------
                                                                                 1999                           1998
                                                                         --------------------            ------------------
 Operating Activities:
    Net  income (loss)                                                     $            704                $        (863)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation                                                                        97                           141
     Amortization of goodwill and other                                                 189                             -
     Gain on sale of land                                                              (269)                            -
     Gain on sale of marketable securities                                              (28)                         (118)
     Accretion of discounts on investments                                             (292)                         (189)
    Changes in assets and liabilities:
      Decrease in inventories                                                           824                             -
      Decrease in receivables and prepaid expenses and other assets                     302                           221
      Decrease in due to factor                                                        (589)                            -
      Decrease in accounts payable and accrued expenses                              (1,751)                         (406)
      Increase in income tax payable                                                    326                             -
                                                                         --------------------            ------------------
            Net cash used by operating activities                                      (487)                       (1,214)
                                                                         --------------------            ------------------

 Investing Activities:
    Sales of marketable securities                                                    3,250                         3,070
    Purchases of marketable securities                                               (3,765)                         (141)
    Net proceeds from sale of land                                                      284                             -
    Debt payment                                                                          -                            24
    Purchase of assets held-for-sale and related costs                                    -                           (50)
    Purchases of property and equipment                                                 (86)                           (4)
                                                                         --------------------            ------------------
            Net cash (used) provided by investing activities                           (317)                        2,899
                                                                         --------------------            ------------------

 Financing Activities:
    Principal payments on capital lease obligations                                     (14)                            -
    Increase in note receivable from related party                                     (126)                            -
                                                                         --------------------            ------------------
            Net cash used by financing activities                                      (140)                            -
                                                                         --------------------            ------------------

            (Decrease) increase in cash and cash equivalents                           (944)                        1,685

 Cash and cash equivalents:
    Beginning of period                                                               4,226                         1,137
                                                                         --------------------            ------------------
    End of period                                                          $          3,282                $        2,822
                                                                         ====================            ==================

 Supplemental disclosure of cash paid for:
    Income taxes                                                                       (323)                            -
    Interest                                                                           (371)                           (1)

 The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, expect per share amounts)


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K. However, for interim periods, customer returns and allowances are accrued based on expected annualized activity, and cost of sales are computed using the gross profit method. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1998 Annual Report on Form 10-K.

2.  ACQUISITION
    -----------

    On December 11, 1998 the Company acquired 100% of the outstanding common stock of Periscope, which designs, sources and markets an extensive line of high quality moderate priced, women and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels. Periscope uses only outside manufacturers, primarily in Mexico, and then ships direct to its retail customers. It also imports finished products primarily from China and Taiwan. It only manufactures products based on firm orders and, once a product is shipped to a customer, returns are not accepted unless the product is defective or delivered late.

    The acquisition has been accounted for by the purchase method of accounting and, accordingly, Periscope's assets and liabilities have been recorded at their fair value as of the date of acquisition. Periscope's results of operations are included in the Company's consolidated statement of operations for the three-month period ended March 31, 1999. On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings.

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

3.  EARNINGS (LOSS) PER SHARE
    -------------------------

    Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for 1999 does not include 200,000 options because the options' exercise price exceeds the average market price of the Company's common stock for the period.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, expect per share amounts)

     The following shows the reconciliation of Basic EPS and Diluted EPS for the three-month period ended March 31, 1999:

                                                                 Net Income      Shares      Per Share
                                                                 (Numerator)  (Denominator)   Amount
                                                                 -----------  -------------   ------
Basic Earnings per Share
------------------------
  Income available to common stockholders                          $    704      3,927,000        $.18
                                                                   ========                  =========

Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
  Options issued to employees and non-employee directors
     and warrants issued in connection with the acquisition                        201,000
                                                                              ------------
  Income available to common stockholders                          $    704      4,128,000        $.17
                                                                   ========   ============   =========


4.   COMPREHENSIVE INCOME
     --------------------

     The changes in components of comprehensive income (loss), net of benefit for income taxes, for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                             1999                        1998
                                 ---------------------------  ---------------------------
                                 Pre-Tax     Tax       Net    Pre-tax     Tax       Net
                                  Amount   Benefit   Amount    Amount   Benefit   Amount
                                 --------  --------  -------  --------  --------  -------
Other comprehensive loss:
   Unrealized losses on
   marketable securities, net      $(405)  $  (162)   $(243)  $(1,245)    $(498)   $(747)

   Net income (loss)                                    704                         (863)
                                                      -----                      -------

Comprehensive income (loss)                           $ 461                      $(1,610)
                                                      =====                      =======

5.   AFFILIATES' TRANSACTIONS
     ------------------------

     In March 1999, KCC signed an agreement with Santa Barbara Restaurant Group, Inc. ("SBRG"). In accordance with the agreement, KCC exchanged its remaining $2,995 of Checkers 13% restructured debt for 998,377 shares of SBRG's $.08 par value common stock at a market price of $3.00. The Company recorded investment income of approximately $129 equal to the remaining unamortized discount of the 13% restructured debt. The SBRG shares are not currently registered, however, KCC has the right to demand that SBRG register the shares with the Securities and Exchange Commission within 60 days of receipt of notice. After two years, the shares will be fully transferable under Rule 144 of the Securities Act of 1933. In accordance with the agreement, KCC is discussing with SBRG the appropriate timing for registering the shares.

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, expect per share amounts)

6.   INFORMATION CONCERNING BUSINESS SEGMENTS
     ----------------------------------------

     The Company's one reportable segment, the design, manufacture and sale of women and children's clothing, was acquired through an acquisition, effective December 11, 1998. The Company's current period consolidated statement of operations reflects the segment's results of operations for the three months ended March 31, 1999. Women and children's clothing sales made to three major customers represented approximately 68% of net sales for the current period.

7.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this statement in the first quarter of 1999 and has determined that the effect of this statement on the Company's consolidated financial position and consolidated results of operations is not material.

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is involved in lawsuits as described in Company's 1998 Annual Report on Form 10-K and as further described in the following paragraph.

     KCC/Pike Santa Monica Action.  In October 1996, KCC filed a complaint, in
     -----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen Entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of
contract.  Discovery in this action is complete.   On October 2, 1998, the court
entered an order, which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgement, by which the parties' respective claims are dismissed

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, expect per share amounts)

with prejudice, save and except for the right to appeal certain issues. On or about April 22, 1999, NeoGen filed a notice of appeal of that judgement.

     Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.
               (Dollars in thousands, expect per share amounts)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 VERSUS MARCH 31,
--------------------------------------------------------------------------------
1998
----

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope, a designer and manufacturer of women and children's apparel. The acquisition has been accounted for by the purchase method of accounting. Periscope's results of operations for the three-month period ended March 31, 1999 are included in the Company's consolidated statement of operations for the current period. Periscope's unaudited results of operations for the three-month period ended March 31, 1998 are not included in the Company's consolidated statement of operations for the prior period; however, the prior period's unaudited results of operations for the Company and Periscope have been combined for comparative purposes in the discussions that follow.

     Net sales for the three-month period ended March 31, 1999 were $19,362. On a comparable basis this was an increase of $2,914 or 17.7% over net sales of $16,448 in the prior period. Sales increased $2,030 in ladies' knit sportswear due to an increase in the volume of sales and increased $1,581 in ladies' woven sportswear due to an increase in the product line and a broader customer base. In addition, focus was placed on the sale of higher margin children's apparel, which resulted in lower sales of $697 compared to the prior period.

    Gross profit for the three-month period ended March 31, 1999 was $4,685 or 24.2% of net sales. On a comparable basis the prior year was $3,734 or 22.7% of net sales. The increase in the gross profit margin as a percentage of net sales primarily reflects the lower labor costs in Mexico following the completion of Periscope's move of its cutting and sewing operations to Mexico in the first quarter of 1999.

     Operating expenses for the three-month period ended March 31, 1999 increased $2,179 to $3,641 from $1,462 in the prior period. The increase is primarily due to the inclusion in the current year of the operating expenses of the apparel operation of $2,674 and goodwill amortization of $172, partially offset by an overall decrease in corporate expenses. In addition, the prior year included Co-Ownership and charter expenses, net of $422 related to the yachts that were sold in April and October of 1998. On a comparable basis, operating expenses decreased $391 to $3,641 from $4,032 in the prior period reflecting the items previously discussed and lower shipping costs of approximately $170 resulting from the move of the apparel production and distribution facilities to Mexico.

     Other income for the three-month period ended March 31, 1999 decreased $351 to $248 from $599 in the prior period. The decrease is primarily related to the inclusion in the current year of the factoring and financing costs of the apparel operation of $561, partially offset by the gain of $269 on sale of land not used in the Company's operations and amortization of discount of approximately $129 related to the sale of an investment in a debt security of an affiliated company. On a comparable basis, other income increased $787 to $248 from an expense of $539 in the prior period reflecting a decrease in financing costs of $578 after the Company advanced funds in December 1998 to the apparel operations to reduce certain borrowings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents and marketable securities at March 31, 1999 totaled $14,257 compared with $12,023 at December 31, 1998. At March 31, 1999 and December 31, 1998, the Company had working capital of $20,202 and $19,544 with current ratios of 2.8 and 2.5 to 1, respectively.

     The Company's factoring line permits daily working capital borrowing of 90.0% of account receivable (non-recourse), plus 50.0% of letters of credits outstanding issued by the Company not to exceed $10.0 million. The outstanding debt is collateralized by the Company's inventory, receivables and is partially personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. The factoring line expires on May 31, 2000, is subject to annual renewal and may be terminated at the option of the factor with 60 days written notice. Borrowings are subject to a monthly processing charge equal to 0.7% on gross sales up to $25 million, 0.65% on gross sales between $25 million and $75 million and 0.6% of gross sales over $75 million. The Company had a net outstanding balance of $3.3 and $3.9 million under the factoring line at March 31, 1999 and December 31, 1998, respectively, at an interest rate of prime plus 0.5% or 8.25%.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS. (CONT.)
               (Dollars in thousands, expect per share amounts)

     Net cash used by operating activities for the three months ended March 31, 1999 was $487 compared to cash used by operating activities of $1,214 for the prior period. The Company's net income of $704, compared to a net loss of $863 in the prior period, partially offset by higher liquidity requirements in 1999, resulted in decreased cash used for operations in the current period.

     Net cash used by investing activities for the three months ended March 31, 1999 was $317 compared to cash provided by investing activities of $2,899 for the prior period. In 1999, the Company purchased marketable securities for $3,765 compared to $141 in 1998. This increase in cash used by investing activities was slightly offset by net cash of $284 provided from the sale of land in the current period.

     Net cash used by financing activities for the three months ended March 31, 1999 was $140 compared with no financing activities for the prior period. During the current period, the Company advanced $126 to Periscope's President and Chief Executive Officer.

     The Company's current liquidity is provided by cash and cash equivalents, marketable securities, investment income, cash flow from operations, and borrowings under the factoring line. Management believes that this liquidity, plus the Company's capital resources and its ability to obtain financing at favorable rates are sufficient for the Company to properly capitalize its current and future business operations, as well as fund its on-going operating expenses.

YEAR 2000
---------

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

PERSONAL HOLDING COMPANY
-------------------------

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a Personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the Ownership Test) and which derive 60% or more of their income from Personal holding company sources, generally defined to be passive income (the Income
Test). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years and therefore has not been subject to this additional tax; however, no assurance can be given that the Income Test will not be satisfied in the future.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS. (CONT.)
               (Dollars in thousands, expect per share amounts)

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this statement in the first quarter of 1999 and has determined that the effect of this statement on the Company's consolidated financial position and consolidated results of operations is not material.

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK
-----------------------------------------------------------

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

     For the three-month period ended March 31, 1999, the Company believes there was no material change in the Company's primary financial instruments and related market risk.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

                         PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     For information regarding legal matters, see Note 8 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)  Exhibits

         27 Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed the following report:

          (1) Form 8-K/A on February 22, 1999 amending Form 8-K filed December 14, 1998 reporting the acquisition of Periscope Sportswear, Inc. in an all-stock transaction and amending the Company's Rights Agreement with ChaseMellon Shareholder Services, L.L.C. dated January 4, 1996. Form 8-K/A includes the financial statements of Periscope and required pro-forma financial information related to the acquisition.

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




Date: May 10, 1999