Form 10-Q
period 1999-06-30
GIANT GROUP LTD
filed 1999-08-13
CIK 41296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

              For the second quarterly period ended June 30, 1999

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


 On August 12, 1999 the latest practicable date, there were 3,927,148 shares of
                           Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX



PART I.   FINANCIAL INFORMATION
-------------------------------

                                                                                   Page No.
                                                                                   --------
Item 1.  Financial Statements

             Consolidated Statements of Operations -
             Three and Six-Month Periods Ended June 30, 1999 and 1998                    3

             Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                                         4

             Consolidated Statements of Cash Flows -
             Six-Month Periods Ended June 30, 1999 and 1998                              5

             Notes to Consolidated Financial Statements                               6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         12-15


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                            16

Item 6.  Exhibits and Reports on Form 8-K                                               16

             (a) Exhibits

             (b) Reports on Form 8-K

Signature                                                                               17

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and six-month periods ended June 30, 1999 and 1998
                                  (Unaudited)

(Dollars  in thousands, except per share amounts)

                                                        Three-months ended                        Six-months ended
                                                               June 30,                               June 30,
                                                     ---------------------------             ---------------------------
                                                        1999             1998                   1999             1998
                                                     ----------       ----------             ----------       ----------
Net sales                                            $   17,630       $                      $   36,992       $
Cost of sales                                            13,881                -                 28,558                -
                                                     ----------       ----------             ----------       ----------
Gross profit                                              3,749                -                  8,434                -
                                                     ----------       ----------             ----------       ----------

Operating expenses:
     Selling and shipping                                 2,051                -                  3,967                -
     General and administrative                           1,943              910                  3,401            1,809
     Depreciation                                           100               47                    195              188
     Amortization of goodwill                               171                -                    343                -
     Co-ownership program, net of
        charter income of $346 and $496                       -               72                      -              494
                                                     ----------       ----------             ----------       ----------
                                                          4,265            1,029                  7,906            2,491
                                                     ----------       ----------             ----------       ----------

Income (loss) from operations                              (516)          (1,029)                   528           (2,491)
                                                     ----------       ----------             ----------       ----------

Other income (expense):
     Factoring and financing costs                         (741)              (1)                (1,302)              (2)
     Investment and other income                            528              739                  1,068            1,339
     Gain on sale of property                                 -            2,845                    269            2,845
                                                     ----------       ----------             ----------       ----------
                                                           (213)           3,583                     35            4,182
                                                     ----------       ----------             ----------       ----------

Income (loss) before provision (benefit)
   for income taxes                                        (729)           2,554                    563            1,691
Provision (benefit) for income taxes                       (186)             697                    402              697
                                                     ----------       ----------             ----------       ----------
Net income (loss)                                    $     (543)      $    1,857             $      161       $      994
                                                     ==========       ==========             ==========       ==========

Basic earnings (loss) per common share               $    (0.14)      $     0.58             $     0.04       $     0.31
                                                     ==========       ==========             ==========       ==========
Diluted earnings (loss) per common share             $    (0.14)      $     0.58             $     0.04       $     0.31
                                                     ==========       ==========             ==========       ==========

Weighted average shares - basic                       3,927,000        3,181,000              3,927,000        3,181,000
                                                     ==========       ==========             ==========       ==========
Weighted average shares - diluted                     3,927,000        3,181,000              4,028,000        3,181,000
                                                     ==========       ==========             ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                              June 30,          December 31,
                                                                                               1999                1998
                                                                                           -----------          -----------
ASSETS                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                                $  1,920             $  4,226
    Marketable securities                                                                      11,551                7,797
    Current portion of note receivable from related party                                       2,171                2,002
    Note and other receivables                                                                  2,316                4,752
    Inventories                                                                                14,701               12,438
    Prepaid expenses and other assets                                                           2,349                  690
    Deferred income taxes                                                                         993                  892
                                                                                           -----------          -----------
        Total current assets                                                                   36,001               32,797
Note receivable from related party                                                                543                  499
Property and equipment, net                                                                     1,906                1,983
Deferred income taxes                                                                           1,748                1,748
Goodwill, net of amortization of $381 and $38                                                  27,072               27,415
Other assets                                                                                       94                  118
                                                                                           -----------          -----------
        Total assets                                                                         $ 67,364             $ 64,560
                                                                                           ===========          ===========

 LIABILITIES
Current liabilities:
    Short-term loan                                                                          $  1,662             $      -
    Due to factor                                                                               4,212                3,868
    Accounts payable                                                                            7,855                7,134
    Current portion of note payable to related party                                              400                  400
    Accrued expenses                                                                            1,199                1,297
    Income taxes payable                                                                          692                  554
                                                                                           -----------          -----------
        Total current liabilities                                                              16,020               13,253
Capital lease obligations                                                                         221                  252
Note payable to related party                                                                   1,287                1,227
Deferred income taxes                                                                               7                    7
                                                                                           -----------          -----------
        Total liabilities                                                                      17,535               14,739
                                                                                           -----------          -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                           -                     -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                      -                     -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                73                    73
Capital in excess of par value                                                                 35,196                35,196
Accumulated other comprehensive loss - unrealized losses on marketable securities, net           (343)                 (190)
Retained earnings                                                                              43,744                43,583
                                                                                           -----------          -----------
                                                                                               78,670                78,662
Less 3,339,000 shares of Common stock in treasury, at cost                                    (28,841)              (28,841)
                                                                                           -----------          -----------
        Total stockholders' equity                                                             49,829                49,821
                                                                                           -----------          -----------
        Total liabilities and stockholders' equity                                           $ 67,364              $ 64,560
                                                                                           ===========          ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the six-month periods ended June 30, 1999 and 1998
                                  (Unaudited)
(Dollars in thousands)

                                                                                               Six-months ended
                                                                                                   June 30,
                                                                                       -----------------------------------
                                                                                         1999                       1998
                                                                                       -------                    --------
Operating Activities:
   Net income                                                                          $   161                    $    994
   Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
     Depreciation                                                                          573                         188
     Gain on sale of land and property and equipment                                      (269)                     (2,845)
     Gain on sale of marketable securities                                                (419)                       (125)
     Accretion of discounts on investments, net                                           (310)                       (355)
     Changes in assets and liabilities:
      Decrease in income tax receivables                                                     -                       1,100
      Increase in inventories                                                           (2,263)                          -
      Increase in receivables and prepaid expenses and other assets                     (1,928)                        (76)
      Increase in due to factor                                                            344                           -
      Increase (decrease) in accounts payable and accrued expenses                         617                        (305)
      Increase in income taxes payable                                                     138                       1,911
                                                                                       -------                    --------
             Net cash (used) provided by operating activities                           (3,356)                        487
                                                                                       -------                    --------

Investing Activities:
   Sales of marketable securities                                                        4,445                       5,055
   Purchases of marketable securities                                                   (5,014)                    (25,506)
   Net proceeds from sale of assets                                                        284                      19,726
   Debt payment                                                                              -                          74
   Purchase of assets held-for-sale and related costs                                        -                         (49)
   Purchases of property and equipment                                                    (133)                        (39)
                                                                                       -------                    --------
             Net cash used by investing activities                                        (418)                       (739)
                                                                                       -------                    --------

Financing Activities:
   Proceeds from short-term loan                                                         1,662                           -
   Principal payments on capital lease obligations                                         (25)                          -
   Increase in note receivable from related party                                         (169)                          -
                                                                                       -------                    --------
             Net cash provided by financing activities                                   1,468                           -
                                                                                       -------                    --------

             (Decrease) in cash and cash equivalents                                    (2,306)                       (252)

Cash and cash equivalents:
   Beginning of period                                                                   4,226                       1,137
                                                                                       -------                    --------
   End of period                                                                       $ 1,920                    $    885
                                                                                       =======                    ========
Supplemental disclosure of cash (paid) received  for:
   Income taxes                                                                        $ (323)                    $  2,282
   Interest                                                                              (893)                          (2)


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six-month periods ended June 30, 1999 and 1998 and cash flows for six-month periods ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K. However, for interim periods, customer returns and allowances are accrued based on expected annualized activity and cost of sales are computed using the gross profit method. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1998 Annual Report on Form 10-K.

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

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, Periscope's assets and liabilities have been recorded at their fair value as of the date of acquisition. Periscope's results of operations are included in the Company's consolidated statement of operations for the three and six-month periods ended June 30, 1999. On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings. On May 18, 1999, the Company's Board of Directors approved the capitalization of this advance.

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

     On July 23, 1999, the Company's Board of Directors approved an election given to the Periscope stockholders. The election gave the Periscope stockholders a choice of receiving their pro-rata portion of 62,500 shares of the Company's common stock, which would be issued after July 31, 1999 and also their pro-rata portion of an additional 62,500 shares of the Company's common stock should Periscope's pre-tax profits for the twelve months ended June 30, 2000 exceed $13 million, instead of receiving up to 225,000 shares of the Company's common stock (as described in the previous paragraph). If accepted by less than 100% of the Periscope stockholders, the Company will issue an adjusted amount of shares of its common stock. The Company will issue the appropriate amount of shares of its common stock upon receipt of notice from all Periscope stockholders.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

3.   Letter of Credit
     ----------------

     On May 26, 1999, the Company signed an agreement with a new lender to provide an additional letter of credit accommodation ("New LC") to collateralize the Company's obligations to third parties for the purchase of goods and inventory. The term of this agreement expires on January 31, 2000 and can be terminated within 30 days of the Company receiving written notice from the factor. The Company is subject to an interest rate equal to the greater of 6% or prime plus one-quarter of one percent on any money paid in connection with the New LC and other fees stated in the agreement. The Company provided a collateral security deposit of $2,000 earning interest equal to prime rate less 3%. The obligations under the New LC can never exceed the lesser of $4,000 or the collateral security deposit times 200%. At June 30, 1999, the Company had approximately $3,936 of open letters of credit outstanding.

     On August 10, 1999, all outstanding obligations under the New LC agreement were assumed by Periscope as part of the new factoring agreement entered into by Periscope and a major factor (See Note 10 to these consolidated financial statements). In connection with this assumption, all interest in the goods shipped in connection with the New LC have been assigned to Periscope and the factor. With the completion of the new factoring agreement, the $2,000 collateral security deposit, plus interest, was returned to the Company.

4.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price of the Company's common stock for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for the three months ended June 30, 1999 does not include 2,206,000 options and warrants, at a range of $5.44 to $8.25, because the effect would be anti-dilutive as the Company recorded a loss for the period. The calculation of Diluted EPS for the six months ended June 30, 1999 does not include an option to purchase 200,000 shares of the Company's common stock at an exercise price of $8.25 because the exercise price exceeds the average market price of the Company's common stock for the period and the effect would be anti-dilutive. Options to purchase 2,101,000 shares of the Company's common stock at a range of $5.44 to $8.25 were outstanding during the prior year periods but were not included in the computation of Diluted EPS because the options prices were greater than the average market price of the Company's common stock and the effect would be anti-dilutive.

     The following shows the reconciliation of Basic EPS and Diluted EPS for the six-month period ended June 30, 1999:

                                                              Net Income        Shares         Per Share
                                                             (Numerator)     (Denominator)       Amount
                                                             -----------     -------------     -----------
Basic Earnings per Share
------------------------
  Income available to common stockholders                         $161          3,927,000          $0.04

Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
   Options issued to employees and non-employee directors
    and warrants issued in connection with the acquisition                        101,000
                                                             -----------     -------------     -----------
  Income available to common stockholders                         $161          4,028,000          $0.04
                                                             ===========     =============     ===========

                               GIANT GROUP, LTD
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


5.   Comprehensive Income
     --------------------

     The changes in components of comprehensive income (loss), net of benefit for income taxes, for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                               1999                                       1998
                                  --------------------------------          ---------------------------------
                                  Pre-tax       Tax          Net            Pre-tax        Tax          Net
                                   Amount      Benefit      Amount          Amount        Benefit      Amount
                                  -------      -------      -------         --------      -------      ------
Other comprehensive loss:
   Unrealized losses on
   marketable securities, net      $(255)       $(102)        $(153)         $(1,658)       $(663)        $(995)

Net income                                                      161                                         994
                                                            -------                                    --------
Comprehensive income (loss)                                   $   8                                       $  (1)
                                                            =======                                    =========

6.   Affiliates' Transactions
     ------------------------

     In March 1999, KCC signed an agreement with Santa Barbara Restaurant Group, Inc. ("SBRG"). In accordance with the agreement, KCC exchanged its remaining $2,995 of Checkers 13% restructured debt for 998,377 shares of SBRG's $.08 par value common stock at a market price of $3.00. The Company recorded investment income of approximately $129 equal to the remaining unamortized discount of the 13% restructured debt. The SBRG shares are not currently registered, however, KCC has the right to demand that SBRG register the shares with the Securities and Exchange Commission within 60 days of receipt of notice. After two years, the shares will be fully transferable under Rule 144 of the Securities Act of 1933. Currently, SBRG is in the process of registering the shares through a registration statement, which should be filed in the near term.

     On August 5, 1999, the stockholders of both Checkers and Rally's approved the merger agreement pursuant to which the two companies merged in an all-stock transaction, previously announced on January 29, 1999. The merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) will be retired after the merger. The effective date for the closing of the merger is August 9, 1999. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company will own approximately 535,000 shares of Checkers common stock or 5.7% of the outstanding shares of Checkers common stock and own warrants to purchase approximately 237,000 shares of Checkers common stock. The new company will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future.

7.   Information Concerning Business Segments
     ----------------------------------------

     The Company's one reportable segment, the design, manufacture and sale of women and children's clothing, was acquired through an acquisition, effective December 11, 1998. The Company's current period consolidated statement of operations reflects the segment's results of operations for the three and six months ended June 30, 1999. Women and children's clothing sales made to three major customers represented approximately 70% and 66% of net sales, respectively for the three and six month periods ended June 30, 1999.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

8.   Recent Accounting Pronouncements
     --------------------------------

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this statement in the first quarter of 1999 and has determined that the effect of this statement on the Company's current consolidated financial position and consolidated results of operations is not material.

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2000. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

9.   Commitments and Contingencies
     -----------------------------

     The Company is involved in lawsuits as described in the Company's 1998 Annual Report on Form 10-K and as further described in the following paragraphs.

  Mittman/Rally's.  In January and February 1994, two putative class action
  ----------------
lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted, most recently on December 7, 1998, but have been unsuccessful. Fact discovery is anticipated to be completed by summer 1999. Expert discovery will be completed by late fall or early winter of 1999. No trial date has been yet to be scheduled. Management is unable to predict the outcome of this matter at the present time. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

     Harbor.  In February 1996, Harbor Finance Partners ("Harbor") commenced a
     -------
derivative action, purportedly on behalf of Rally's, against Rally's officers and directors and GIANT, David Gotterer, and Burt Sugarman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that directors and officers of both Rally's and GIANT, along with GIANT breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of August 5, 1999 was $89, approximately 31% higher than the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. In the second quarter 1999 the plaintiffs filed document requests and interrogatories. No trial date has been set. Rally's and GIANT deny all wrongdoing and intend to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

     KCC/Pike Santa Monica Action.  In October 1996, KCC filed a complaint, in
     -----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen Entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of
contract.  Discovery in this action is complete.   On October 2, 1998, the court
entered an order, which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgement, by which the parties' respective claims are dismissed with prejudice, save and except for the right to appeal certain issues. On or about April 22, 1999, NeoGen filed a notice of appeal of that judgement. On or about June 8, 1999, KCC filed a notice of cross-appeal.

     Neogen/ Danco v. KCC.  This complaint for damages for trade libel was filed
     ---------------------
on October 30, 1998 in the Superior Court for the State of California for the County of Los Angeles. The complaint alleged one cause of action for trade libel against all defendants KCC, GIANT, Terry Christensen and Does 1 through 20, regarding defendants' alleged statements to the media concerning plaintiffs Neogen Investors, L.P., and Danco Laboratories, Inc. and Joseph Pike. The complaint was never served. On August 3, 1999 Neogen filed a request for dismissal of the entire action without prejudice and the dismissal of this action was entered on that date by the court.

     Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

     On July 23, 1999, the Company amended the employment contract with the President and Chief Executive Officer of Periscope by increasing his annual base salary to $950 from $500 for the second and third year of his current employment term.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

10.  Subsequent Event
     ----------------

     On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a major factor, who was the same lender who issued the Company the New LC, to obtain a new factoring line which permits, as defined in the Factoring Agreement, daily working capital borrowing of 90.0% of eligible accounts receivable (non-recourse), 50.0% of letters of credit outstanding issued by Periscope and 50% of eligible inventory. The maximum borrowings under the Factoring Agreement is $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, $4 million dollars is guaranteed by the Company and $1million dollars is personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. The factoring line shall continue until the last day of the 24th month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except per share amounts)

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope, a designer and manufacturer of women and children's apparel. The acquisition has been accounted for by the purchase method of accounting. Periscope's results of operations for the three and six-month periods ended June 30, 1999 are included in the Company's consolidated statement of operations for the current period. Periscope's unaudited results of operations for the three and six-month periods ended June 30, 1998 are not included in the Company's consolidated statement of operations for the prior period; however, the prior period's unaudited results of operations for the Company and Periscope have been combined for proforma comparative purposes in the discussions that follow.

Results of Operations for the Three Months Ended June 30, 1999 Versus June 30,
------------------------------------------------------------------------------
1998
----

     Net sales for the three-month period ended June 30, 1999 were $17,630. On a comparable basis this was a decrease of $4,424 from net sales of $22,054 in the prior period. The net sales decrease, including $4,386 in ladies' knit sportswear, was due to a reduction of Periscope's available credit by the company's factor which resulted in the company's inability to purchase raw materials to produce goods and to ship orders.

     Gross profit for the three-month period ended June 30, 1999 was $3,749 or 21.3% of net sales. On a comparable basis the prior period was $ 5,006 or 22.7% of net sales. The decrease in gross profit resulted from a year-to-date adjustment, recorded in the second quarter, relating to higher returns and allowances and higher cost of sales as projected for the year. These results were impacted by the same factors causing the decrease in sales.

     Operating expenses for the three-month period ended June 30, 1999 increased $3,236 to $4,265 from $1,029 in the prior period. The increase is primarily due to the inclusion in the current year of the operating expenses of the apparel operation of $3,088 and goodwill amortization of $171, partially offset by an overall decrease in corporate expenses. In addition, the prior period included Co-Ownership and charter expenses of $72, net of $346 of charter income related to the yachts that were sold in April and October of 1998. On a comparable basis, operating expenses increased $262 to $4,265 from $4,003 in the prior period reflecting the goodwill amortization of $171 and higher selling expenses of $282, offset by lower shipping costs of approximately $206 resulting from the move of the apparel production and distribution facilities to Mexico.

     Other income (expense) for the three-month period ended June 30, 1999 decreased $3,796 to an expense of $213 from income of $3,583 in the prior period. The decrease is primarily related to the inclusion in the current period of the factoring and financing costs of the apparel operations of $752. In addition, the Company recorded lower investment income of $211 in the current period primarily due to lower interest income from the Company's investment in debt securities of $597, partially offset by higher gains in the current period on the sales of marketable securities of $384. In the prior period, a gain of $2,845 was recognized on the sale of the Company's plane. On a comparable basis, other income decreased $2,449 to an expense of $213 from income of $2,236 in the prior period reflecting the items previously discussed in this paragraph, offset by the decrease in financing costs of $595 after the Company advanced funds in December 1998 to the apparel operations to reduce certain borrowings.

Results of Operations for the Six Months Ended June 30, 1999 Versus June 30,
----------------------------------------------------------------------------
1998
----

     Net sales for the six-month period ended June 30, 1999 were $36,992. On a comparable basis this was a decrease of $1,510 from net sales of $38,502 in the prior period. The net sales decrease, included a decrease of $7,797 in ladies' knit sportswear and children's apparel, substantially offset by an increase of $6,287 in wovens and imported apparel and was primarily due to a reduction of Periscope's available credit by the company's factor which resulted in the company's inability to purchase raw materials to produce goods and to ship orders.

     Gross profit for the six-month period ended June 30, 1999 was $8,434 or 22.8% of net sales. On a comparable basis the prior period was $8,740 or 22.7% of net sales.

     Operating expenses for the six-month period ended June 30, 1999 increased $5,415 to $7,906 from $2,491 in the prior period. The increase is primarily due to the inclusion in the current period of the operating expenses of the apparel operations of $5,762 and goodwill amortization of $343, partially offset by an overall decrease in corporate expenses in the current period. In addition, the prior period included Co-Ownership and charter expenses of $494, net of $496 in charter income earned prior to the sale of the yachts in April and October of 1998. On a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

comparable basis, operating expenses decreased $129 to $7,906 from $8,035 in the prior period reflecting the items previously discussed and higher selling expenses of $559, offset by lower shipping costs of approximately $378 resulting from the move of the apparel production and distribution facilities to Mexico.

     Other income (expense) for the six-month period ended June 30, 1999 decreased $4,147 to $35 from $4,182 in the prior period. The decrease is primarily related to the inclusion in the current period of the factoring and financing costs of the apparel operations of $1,313. In addition, the Company recorded lower investment income of $271 in the current period primarily due to lower interest income from the Company's investment in debt securities of $569, partially offset by higher gains on the sales of marketable securities of $294 in the current period. The Company also recognized a gain of $269 on the sale of land not used in the Company's operations in the current period compared to a gain of $2,845 on the sale of the Company's plane recorded in the prior period. On a comparable basis, other income decreased $2,834 to $35 from income of $2,869 in the prior period reflecting the items previously discussed in this paragraph, partially offset by a decrease in financing costs of $1,172 after the Company advanced funds in December 1998 to the apparel operations to reduce certain borrowings.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at June 30, 1999 totaled $13,471 compared with $12,023 at December 31, 1998. At June 30, 1999 and December 31, 1998, the Company had working capital of $19,981 and $19,544 with current ratios of 2.2 and 2.5 to 1, respectively.

     The existing factoring line permits daily working capital borrowing of 90.0% of accounts receivable (non-recourse), plus 50.0% of letters of credits outstanding issued by the Company not to exceed $10.0 million. At June 30, 1999, the Company had no obligations outstanding under this letter of credit agreement. The outstanding debt is collateralized by the Company's inventory, receivables and is partially personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. The factoring line expires on May 31, 2000, is subject to annual renewal and may be terminated at the option of the factor with 60 days written notice. Borrowings are subject to a monthly processing charge equal to 0.7% on gross sales up to $25 million, 0.65% on gross sales between $25 million and $75 million and 0.6% of gross sales over $75 million. The Company had a net outstanding balance of $4.2 and $3.9 million under the factoring line at June 30, 1999 and December 31, 1998, respectively, at an interest rate of prime plus 0.5% or 8.25%.

     On May 26, 1999, the Company signed an agreement with a new lender to provide an additional letter of credit accommodation ("New LC") to collateralize the Company's obligations to third parties for the purchase of goods and inventory. The term of this agreement expires on January 31, 2000 and can be terminated within 30 days of the Company receiving written notice from the factor. The Company is subject to an interest rate equal to the greater of 6% or prime plus one-quarter of one percent on any money paid in connection with the New LC and other fees stated in the agreement. The Company provided a collateral security deposit of $2,000 earning interest equal to prime rate less 3%. The obligations under the New LC can never exceed the lesser of $4,000 or the collateral security deposit times 200%. At June 30, 1999, the Company had approximately $3,936 of open letters of credit outstanding.

     On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a major factor, who was the same lender who issued the Company the New LC, to obtain a new factoring line which permits, as defined in the Factoring Agreement, daily working capital borrowing of 90.0% of eligible accounts receivable (non-recourse), 50.0% of letters of credit outstanding issued by Periscope and 50% of eligible inventory. The maximum borrowings under the Factoring Agreement is $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, $4 million dollars is guaranteed by the Company and $1million dollars is personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

expenditures, indebtedness and dividend payments. The factoring line shall continue until the last day of the 24th month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope. On August 10, 1999, all outstanding obligations under the New LC agreement (disclosed on the previous page) were assumed by Periscope as part of the new factoring agreement entered into by Periscope and a major factor. In connection with this assumption, all interest in the goods shipped in connection with the New LC has been assigned to Periscope and the factor. With the completion of the new factoring agreement, the $2,000 collateral security deposit, plus interest, was returned to the Company.

     Net cash used by operating activities for the six months ended June 30, 1999 was $3,356 compared to cash provided by operating activities of $487 for the prior period. This increase in cash used for operations resulted from a decrease in net income of $833 to $161 compared to a net income of $994 in the prior period and by higher liquidity requirements in the current period, including a collateral security deposit of $2,000 for the Company's new letter of credit agreement.

     Net cash used by investing activities for the six months ended June 30, 1999 decreased $321 to $418 compared to $739 for the prior period. In the current period, the Company purchased marketable securities, net of sales of marketable securities of $569 compared to $20,451 in the prior period. This higher use of cash of $19,882 was offset by proceeds of $19,726 from the sale of one of the Company's luxury yachts and the sale of the corporate plane in the prior period.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $1,468 compared with no financing activities for the prior period. During the current period, net borrowings of $1,662, collateralized by marketable securities, were reduced by advances of $169 to Periscope's President and Chief Executive Officer and principal payments on capital lease obligations of $25.

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

Personal Holding Company
------------------------

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

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2000. The Company will follow the disclosure requirements set forth in this statement; however, the Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET  RISK
------------------------------------------------------------

     The Company's primary financial instruments consist of money market funds paying interest at varying interest rates and equity securities and bond investments with fixed interest rates. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower interest rates and lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. Rather, the Company actively manages its investment portfolio to increase the returns on investment and to ensure liquidity, invests in instruments with high credit quality provided through major financial institutions. In addition, the Company attempts to make prudent and informed business decisions before investing in equity securities.

     For the six-month period ended June 30, 1999, the Company believes there was no material change in the Company's primary financial instruments and related market risk as disclosed in the Company's 1998 Annual Report on Form 10-K.

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

                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For information regarding legal matters, see Note 9 of the Notes to Consolidated Financial Statements on page 9 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security holders
         ---------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on May 18, 1999. The stockholders elected a Board of six directors, ratified the appointment of Arthur Andersen LLP as the Company's independent auditors and voted to amend the Company's 1996 Employee Stock Option Plan.

         Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

Board of Directors                              For           Against          Abstain       No Vote
------------------                              ---           -------          -------       -------

Terry Christensen                            2,447,845         341,752              -               -
David Gotterer                               2,447,640         341,957              -               -
David Malcolm                                2,447,845         341,752              -               -
Jeffery Rosenthal                            2,447,845         341,752              -               -
Glenn Sands                                  2,447,845         341,752              -               -
Burt Sugarman                                2,445,327         344,270              -               -

To Amend the Company's 1996 Employee
  Stock Option Plan                          1,628,003         595,916          5,067         560,611


Ratify appointment of Arthur Anderson LLP
  as Company's Independent auditors          2,743,178          44,610          1,809               -

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             10.1 Letter of Credit Security Agreement between the Company and
                  Century Business Credit Corporation, dated May 26, 1999.

             10.2 Factor Agreement between Periscope Sportswear, Inc. and
                  Century Business Credit Corporation, dated August 10, 1999

             10.3 Assignment and Assumption Agreement between the Company (as assignor), Periscope Sportswear, Inc. (as assignee) and Century Business Credit Corporation, dated August 10, 1999.

             10.4 Limited Guaranty by the Company of up to $4 million dollars in connection with the Factor Agreement between Periscope Sportswear, Inc. and Century Business Credit Corporation, dated August 10, 1999.

             27   Financial Data Schedule

        (b) During the quarter ended June 30, 1999, no reports on Form 8-K were filed.

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

Date:  August 12, 1999