Form 10-Q
period 1999-09-30
GIANT GROUP LTD
filed 1999-11-12
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

            For the third quarterly period ended September 30, 1999

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

On November 12, 1999 the latest practicable date, there were 3,989,648 shares of
                           Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

                                                                                  Page No.
                                                                                  --------
Item 1. Financial Statements

          Consolidated Statements of Operations -
          Three and Nine-Month Periods Ended September 30, 1999 and 1998             3

          Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                                   4

          Consolidated Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1999 and 1998                       5

          Notes to Consolidated Financial Statements                                 6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                          11-15

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                            16


Item 6. Exhibits and Reports on Form 8-K                                             16

                 (a) Exhibits

                 (b) Reports on Form 8-K

Signature                                                                            17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    for the three and nine-month periods ended September 30, 1999 and 1998
                                  (Unaudited)

(Dollars in thousands, except per share amounts)

                                                                   Three-months ended                   Nine-months ended
                                                                      September 30,                       September 30,
                                                               -------------------------            -------------------------
                                                                  1999           1998                  1999           1998
                                                               ----------     ----------            ----------     ----------
Net sales                                                      $   21,971     $        -            $   58,963     $        -
Cost of sales                                                      17,608              -                46,166              -
                                                               ----------     ----------            ----------     ----------
Gross profit                                                        4,363              -                12,797              -
                                                               ----------     ----------            ----------     ----------

 Operating expenses:
   Selling and shipping                                             2,692              -                 6,659              -
   General and administrative                                       1,950            794                 5,351          2,603
   Merger agreement and related legal                                   -            325                     -            325
   Depreciation                                                        95             46                   290            234
   Amortization of goodwill                                           172              -                   515              -
   Co-ownership program, net of
    charter income of $812 and $1,308                                   -           (354)                    -            140
                                                               ----------     ----------            ----------     ----------
                                                                    4,909            811                12,815          3,302
                                                               ----------     ----------            ----------     ----------

 Loss from operations                                                (546)          (811)                  (18)        (3,302)
                                                               ----------     ----------            ----------     ----------

 Other income (expense):
   Factoring and financing costs                                   (1,015)             -                (2,317)            (2)
   Investment and other income                                         20            518                 1,088          1,857
   Gain on sale of property                                             -             10                   269          2,855
                                                               ----------     ----------            ----------     ----------
                                                                     (995)           528                  (960)         4,710
                                                               ----------     ----------            ----------     ----------

 Income (loss) before benefit for income taxes                     (1,541)          (283)                 (978)         1,408
 Benefit for income taxes                                            (505)        (1,047)                 (103)          (350)
                                                               ----------     ----------            ----------     ----------
 Net income (loss)                                             $   (1,036)    $      764            $     (875)    $    1,758
                                                               ==========     ==========            ==========     ==========

 Basic and diluted earnings (loss) per common share            $    (0.26)    $     0.24            $    (0.22)    $     0.55
                                                               ==========     ==========            ==========     ==========

 Weighted average shares - basic and diluted                    3,960,000      3,181,000             3,938,000      3,181,000
                                                               ==========     ==========            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                          September 30,        December 31,
                                                                                              1999                 1998
                                                                                          -------------        ------------
ASSETS                                                                                     (Unaudited)
 Current assets:
   Cash and cash equivalents                                                              $       1,074        $      4,226
   Marketable securities                                                                          9,602               7,797
   Current portion of note receivable from related party                                          2,145               2,002
   Note and other receivables                                                                       975               4,752
   Inventories                                                                                   12,176              12,438
   Prepaid expenses and other assets                                                                608                 690
   Deferred income taxes                                                                          1,852                 892
                                                                                          -------------        ------------
      Total current assets                                                                       28,432              32,797
 Note receivable from related party                                                                 538                 499
 Property and equipment, net                                                                      1,936               1,983
 Deferred income taxes                                                                            1,774               1,748
 Goodwill, net of amortization of $553 and $38                                                   27,252              27,415
 Other assets                                                                                       713                 118
                                                                                          -------------        ------------
      Total assets                                                                        $      60,645        $     64,560
                                                                                          =============        ============

 LIABILITIES
 Current liabilities:
   Due to factor                                                                          $       5,288               3,868
   Accounts payable                                                                               4,051               7,134
   Current portion of note payable to related party                                                 400                 400
   Accrued expenses                                                                               1,223               1,297
   Income taxes payable                                                                             252                 554
                                                                                          -------------        ------------
      Total current liabilities                                                                  11,214              13,253
 Capital lease obligations                                                                          204                 252
 Note payable to related party                                                                    1,318               1,227
 Deferred income taxes                                                                                7                   7
                                                                                          -------------        ------------
      Total liabilities                                                                          12,743              14,739
                                                                                          -------------        ------------

 Commitments and contingencies

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                            -                   -
 Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                       -                   -
 Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                 73                  73
 Capital in excess of par value                                                                  35,008              35,196
 Accumulated other comprehensive loss - unrealized losses on marketable securities, net          (1,585)               (190)
 Retained earnings                                                                               42,708              43,583
                                                                                          -------------        ------------
                                                                                                 76,204              78,662
 Less 3,276,000 shares of Common stock in treasury, at cost                                     (28,302)            (28,841)
                                                                                          -------------        ------------
      Total stockholders' equity                                                                 47,902              49,821
                                                                                          -------------        ------------
      Total liabilities and stockholders' equity                                          $      60,645        $     64,560
                                                                                          =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine-month periods ended September 30, 1999 and 1998
                                  (Unaudited)
(Dollars in thousands)

                                                                                         Nine-months ended
                                                                                           September 30,
                                                                                ----------------------------------
                                                                                 1999                       1998
                                                                                -------                   --------
Operating Activities:
  Net income (loss)                                                             $  (875)                  $  1,758
  Adjustments to reconcile net income (loss) to net cash (used)
    provided by operating activities:
   Depreciation and amortization                                                    998                        234
   Provision for impairment of assets held-for-sale                                   -                        541
   Gain on sale of land and property and equipment                                 (269)                    (2,855)
   Gain on sale of marketable securities                                           (419)                      (128)
   Deferred income taxes                                                            (56)                      (450)
   Accretion of discounts on investments, net                                      (323)                      (532)
  Changes in assets and liabilities:
    Decrease in income tax receivables                                                -                      1,100
    Decrease in inventories                                                         262                          -
    Decrease (increase) in receivables and prepaid expenses and                     403                       (455)
     other assets
    Increase in due to factor                                                     1,420                          -
    Decrease in accounts payable and accrued expenses                            (3,161)                      (157)
    (Decrease) increase in income taxes payable                                    (302)                     1,224
                                                                                -------                   --------
         Net cash (used) provided by operating activities                        (2,322)                       280
                                                                                -------                   --------

Investing Activities:
  Sales of marketable securities                                                  4,445                     22,362
  Purchases of marketable securities                                             (5,111)                   (41,937)
  Net proceeds from sale of assets                                                  284                     19,843
  Debt payment                                                                        -                         99
  Purchase of assets held-for-sale and related costs                                  -                        (49)
  Purchases of property and equipment                                              (261)                       (46)
                                                                                -------                   --------
         Net cash (used) provided by investing activities                          (643)                       272
                                                                                -------                   --------

Financing Activities:
  Proceeds from short-term loan                                                   1,662                          -
  Principal payment on short-term loan                                           (1,662)                         -
  Principal payments on capital lease obligations                                   (44)                         -
  Increase in note receivable from related party                                   (143)                         -
                                                                                -------                   --------
         Net cash used by financing activities                                     (187)                         -
                                                                                -------                   --------

         (Decrease) increase in cash and cash equivalents                        (3,152)                       552

Cash and cash equivalents:
  Beginning of period                                                             4,226                      1,137
                                                                                -------                   --------
  End of period                                                                 $ 1,074                   $  1,689
                                                                                =======                   ========
Supplemental disclosure of cash (paid) received for:
  Income taxes                                                                  $ (323)                   $  2,193
  Interest                                                                      (1,659)                         (2)

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K. However, for interim periods, customer returns and allowances are accrued based on expected annualized activity and cost of sales are computed using the gross profit method. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1998 Annual Report on Form 10-K.

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

     The acquisition has been accounted for by the purchase method of accounting, and, accordingly, Periscope's assets and liabilities have been recorded at their fair value as of the date of acquisition. Periscope's results of operations are included in the Company's consolidated statement of operations for the three and nine-month periods ended September 30, 1999. On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings. On May 18, 1999, the Company's Board of Directors approved the capitalization of this advance.

     The initial cost of the acquisition included 953,093 shares of Company common stock, which were held in treasury and valued at $6,493, 75,000 Company warrants valued at $195 and exercisable at $7.25 over a five year period, and transaction costs of $259. In August, the Company issued an additional 62,500 shares of common stock, valued at $352, to Periscope stockholders (see next paragraph). The excess of the total cost over the estimated fair value of the net assets acquired of $27,805, based on the Company's allocation of the purchase price, was allocated to goodwill and is being amortized on a straight-line basis over 40 years. The Company will finalize the allocation of the purchase price during the year 1999, subject to any contingent shares issued in 2000 (see next paragraph).

     The Company was under an obligation to issue 225,000 shares of additional Company common stock to the former Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, which exceeded $13 million dollars for the year ended December 31, 1999. On May 18, 1999, the Company's Board of Directors approved an election that was given to the Periscope stockholders on July 23, 1999. The election gave the Periscope stockholders a choice of receiving their pro-rata portion of 62,500 shares of the Company's common stock and also their pro-rata portion of an additional 62,500 shares of the Company's common stock should Periscope's pre-tax profits for the twelve months ended June 30, 2000 exceed $13 million, instead of receiving 225,000 shares of the Company's common stock, as previously discussed. On August 13, 1999 ("Election Date"), all Periscope stockholders elected to receive their pro-rata portion of 62,500 shares of the Company's common stock. The Company valued the stock at $352, which represented the fair market value of

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

the common stock on the Election Date. The stockholders received the common stock, which was held in treasury, in September of this year.

     During the third quarter of 1999 the Company determined that a receivable acquired in the acquisition would not be collected within one year. The Company recorded a discount of $139 and has reclassified $602 to long-term other assets.

3.   Factor and Financing Arrangements
     ---------------------------------

     On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a major factor to obtain a new factoring line which permits, as defined in the Factoring Agreement, daily working capital borrowing of 90.0% of eligible accounts receivable (non-recourse), 50.0% of letters of credit outstanding issued by Periscope and 50% of eligible inventory. The maximum borrowings under the Factoring Agreement are $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, $4million is guaranteed by the Company and $1million is personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. The factoring line shall continue until the last day of the 24/th/ month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope. The uncollected balance of receivables held by the factor was approximately $29 million and $12 million for the periods ended September 30, 1999 and December 31, 1998, respectively. The net outstanding balance under this factoring line was $5.3 million at September 30, 1999 and $3.9 million under the previous factoring line at December 31, 1998. Interest on the total outstanding debt was 8.50% and 8.25%, respectively, at September 30, 1999 and December 31, 1998. Periscope had approximately $6.8 million of open letters of credit at September 30, 1999.

     This Factoring Agreement arranged by Periscope replaced the Company's May 1999 new letter of credit agreement. Both agreements were with the same factor. The new letter of credit agreement had provided for an additional letter of credit accommodation to collateralize the Company's obligations to third parties for Periscope's purchase of goods and inventory. The Company was subject to an interest rate equal to the greater of 6% or prime plus one-quarter of one percent on any money paid in connection with the New LC and other fees stated in the agreement. Upon the termination of the new letter of credit agreement, the Company received back from the factor its collateral security deposit of $2,000, plus interest.

     At September 30, 1999, Periscope was in technical default of certain covenants under the Factoring Agreement. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement and the total outstanding, including letters of credit of $6.8 million, exceeds the maximum line of $36 million by approximately $2.2 million. As of November 1, 1999, the factor has restricted the borrowing by Periscope, availability being based only on new shipments of goods, and is not issuing additional letters of credit. It is expected that these restrictions will continue until the default conditions have been resolved and the overadvance and excess above the maximum line have been reduced to amounts acceptable to the factor. To date, no formal demand to Periscope has been made by the factor. Periscope is having on-going discussions with the factor to resolve these issues. If Periscope is successful in resolving the issues, Periscope will again have credit available under the Factoring Agreement. The Company is also exploring alternatives, should the factor stop all borrowing, and believes that other sources of financing will be available. However, no assurance can be given that the issues will be resolved or that additional sources of financing will be identified.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

4.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price of the Company's common stock for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for the three and nine-month periods ended September 30, 1999 does not include 2,206,000 options and warrants, at a range of $5.44 to $8.25, because the effect would be anti-dilutive as the Company recorded a net loss for both periods. Options to purchase 2,101,000 shares of the Company's common stock at a range of $5.44 to $8.25 were outstanding during the prior year periods but were not included in the computation of Diluted EPS because the options prices were greater than the average market price of the Company's common stock and the effect would be anti-dilutive.

5.   Comprehensive Income
     --------------------

     The changes in components of comprehensive income (loss), net of benefit for income taxes, for the nine-month periods ended September 30, 1999 and 1998 are as follows:


                                                   1999                                             1998
                                   ----------------------------------------         ---------------------------------------
                                   Pre-tax          Tax               Net           Pre-tax          Tax              Net
                                   Amount         Benefit            Amount         Amount         Benefit           Amount
                                   ------         -------            ------         -------        -------           ------
Other comprehensive loss:
 Unrealized losses on
 marketable securities, net      $ (2,325)        $  (930)         $ (1,395)       $ (6,183)      $ (2,473)        $ (3,710)

Net income (loss)                                                      (875)                                          1,758
                                                                   --------                                        --------
Comprehensive loss                                                 $ (2,270)                                       $ (1,952)
                                                                   --------                                        --------

6.   Affiliates' Transactions
     ------------------------

     In March 1999, KCC signed an agreement with Santa Barbara Restaurant Group, Inc. ("SBRG"). In accordance with the agreement, KCC exchanged its remaining $2,995 of Checkers 13% restructured debt for 998,377 shares of SBRG's $.08 par value common stock at a market price of $3.00. The Company recorded investment income of approximately $129 equal to the remaining unamortized discount of the 13% restructured debt. In October 1999, the SBRG shares were registered under the Securities Act of 1933.

     On August 9, 1999, Checkers and Rally's merged in an all-stock transaction, which was previously announced on January 29, 1999. The merger agreement, approved by the stockholders of both Checkers and Rally's, provided that each outstanding share of Rally's stock be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) was retired after the merger. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company owns approximately 535,000 shares of Checkers common stock or 5.7% of the outstanding shares of Checkers common stock and owns warrants to purchase approximately 237,000 shares of Checkers common stock at a strike price of $3.00. The new company will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

7.   Information Concerning Business Segments
     ----------------------------------------

     The Company's one reportable segment, the design, manufacture and sale of women and children's clothing, was acquired through an acquisition, effective December 11, 1998. The Company's current period consolidated statement of operations reflects the segment's results of operations for the three and nine months ended September 30, 1999. Women and children's clothing sales made to three major customers represented approximately 60% of net sales for the three and nine-month periods ended September 30, 1999.

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

     Mittman/Rally's. In January and February 1994, two putative class action
     ---------------
lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted, most recently on December 7, 1998, but have been unsuccessful. Fact discovery was completed by summer 1999. Expert discovery will be completed by early spring of 2000. No trial date has been scheduled. Management is unable to predict the outcome of this matter at the present time. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

     Harbor. In February 1996, Harbor Finance Partners ("Harbor") commenced a
     ------
derivative action, purportedly on behalf of Rally's, against Rally's officers and directors and GIANT, David Gotterer, and Burt Sugarman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that directors and officers of both Rally's and GIANT, along with GIANT breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of August 5, 1999 was $89, approximately 31% higher than

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)

the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. In the second quarter of 1999, the plaintiffs filed document requests and interrogatories. Because of the merger of Rally's into Checkers (see Footnote 6), plaintiffs lost their standing to maintain this action, and voluntarily dismissed the action on September 10, 1999.

     KCC/Pike Santa Monica Action. In October 1996, KCC filed a complaint, in
     ----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen Entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of contract. Discovery in this action is complete. On October 2, 1998, the court entered an order, which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgement, by which the parties' respective claims are dismissed with prejudice, save and except for the right to appeal certain issues. On or about April 22, 1999, NeoGen filed a notice of appeal of that judgement. On or about June 8, 1999, KCC filed a notice of cross-appeal.

     Neogen/ Danco v. KCC. This complaint for damages for trade libel was filed
     --------------------
on October 30, 1998 in the Superior Court for the State of California for the County of Los Angeles. The complaint alleged one cause of action for trade libel against all defendants KCC, GIANT, Terry Christensen and Does 1 through 20, regarding defendants' alleged statements to the media concerning plaintiffs Neogen Investors, L.P., and Danco Laboratories, Inc. and Joseph Pike. The complaint was never served. On August 3, 1999 Neogen filed a request for dismissal of the entire action without prejudice and the dismissal of this action was entered on that date by the court.

     Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

     On July 23, 1999, the Company amended the employment contract with the President and Chief Executive Officer of Periscope by increasing his annual base salary to $950 from $500 for the second and third year of his current employment term, in lieu of the $450 performance based bonus.

     The Company presently fails to meet the recently effective New York Stock Exchange ("NYSE") continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. The Company is exploring options to maximize shareholder value. Such options include, among other things, the sale of Periscope Sportswear, Inc., a subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except per share amounts)

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope, a designer and manufacturer of women and children's apparel. The acquisition has been accounted for by the purchase method of accounting. Periscope's results of operations for the three and nine-month periods ended September 30, 1999 are included in the Company's consolidated statement of operations for the current period. Periscope's unaudited results of operations for the three and nine-month periods ended September 30, 1998 are not included in the Company's consolidated statement of operations for the prior period; however, the prior period's unaudited results of operations for the Company and Periscope have been combined for proforma comparative purposes in the discussions that follow.

Results of Operations for the Three Months Ended September 30, 1999 Versus
--------------------------------------------------------------------------
September 30, 1998
------------------

     Net sales for the three-month period ended September 30, 1999 were $21,971. On a comparable basis, this was a decrease of $5,913 from net sales of $27,884 in the prior period. The net sales decrease, included a decrease of $10,313 in ladies' knit sportswear and children's apparel, partially offset by an increase of $4,400 in wovens and imported apparel. The company's sales continued to be adversely affected by the reduction of Periscope's available credit by the company's factor which resulted in the company's inability to purchase raw materials to produce goods and to ship orders. In August 1999, Periscope signed a factoring agreement with a new major factor to obtain a higher level of financing and lower interest rate than provided by the previous factor. However, due to the timing of completing this agreement there was no significant impact on sales for the third quarter.

    Gross profit for the three-month period ended September 30, 1999 was $4,363 or 19.9% of net sales. On a comparable basis, the prior period was $3,608 or 12.9% of net sales. The decrease in gross profit from the second quarter of 1999 resulted from a year-to-date adjustment, recorded in the third quarter, relating to higher returns and allowances than projected for the year. In addition, these results were impacted by the same factors causing the decrease in sales. The prior year Periscope historical gross profit was also affected by a year-to-date adjustment, recorded in the quarter relating to higher returns and allowances than projected for the year and an adjustment related to inventory obsolescence.

     Operating expenses for the three-month period ended September 30, 1999 increased $4,098 to $4,909 from $811 in the prior period. This increase is primarily due to the inclusion in the current period of the operating expenses of the apparel operation of $3,784, goodwill amortization of $172 and an overall increase in corporate expenses of $116. In the prior period, costs of $325 relating to the proposed merger of GIANT, Rally's and Checkers, was offset by net charter income of $354 related to the yacht that was sold in October of 1998. On a comparable basis, proforma operating expenses decreased $3,467 to $4,909 from $8,376 in the prior period which reflected expenses of $2,415 related to Periscope's attempted initial public offering, $325 related to the proposed merger and lower shipping and selling expenses of $985 primarily due to lower sales and the move of the apparel production and distribution facilities to Mexico.

     Other income (expense) for the three-month period ended September 30, 1999 decreased $1,523 to an expense of $995 from income of $528 in the prior period. The decrease is primarily related to the inclusion in the current period of the factoring and financing costs of the apparel operations of $1,003. In addition, the Company recorded lower investment income of $498 in the current period primarily due to lower interest income from the Company's investment in debt securities and recording of a discount of $139 on a current receivable acquired in the acquisition of Periscope that was determined will not be collected within one year. On a comparable basis, proforma other expense decreased $95 to an expense of $995 from $1,090 in the prior period reflecting the items previously discussed in this paragraph, offset by the decrease in financing costs of $615 primarily due to the funds that were advanced by the Company in December 1998 to the apparel operations to reduce certain borrowings.

Results of Operations for the Nine Months Ended September 30, 1999 Versus
-------------------------------------------------------------------------
September 30, 1998
------------------

     Net sales for the nine-month period ended September 30, 1999 were $58,963. On a comparable basis this was a decrease of $7,423 from Periscope's net sales of $66,386 in the prior period. The net sales decrease, included a decrease of $15,217 in ladies' knit sportswear and children's apparel, partially offset by an increase of $7,794 in wovens and imported apparel. The company's sales continued to be adversely affected by the reduction of Periscope's available credit by the company's factor which resulted in the company's inability to purchase raw

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

materials to produce goods and to ship orders. In August 1999, Periscope signed a factoring agreement with a new major factor to obtain a higher level of financing and lower interest rate than provided by the previous factor. However, due to the timing of completing the agreement, there was no significant impact on sales for the third quarter.

    Gross profit for the nine-month period ended September 30, 1999 was $12,797 or 21.7% of net sales. On a comparable basis Periscope's prior period was $12,348 or 18.6% of net sales. The decrease in gross profit from the second quarter of 1999 resulted from a year-to-date adjustment, recorded in the third quarter, relating to higher returns and allowances than projected for the year. In addition, these results were impacted by the same factors causing the decrease in sales. The prior year gross profit was also affected by a year-to-date adjustment, recorded in the quarter relating to higher returns and allowances than projected for the year and an adjustment related to inventory obsolescence.

     Operating expenses for the nine-month period ended September 30, 1999 increased $9,513 to $12,815 from $3,302 in the prior period. The increase is primarily due to the inclusion in the current period of the operating expenses of the apparel operations of $9,546 and goodwill amortization of $515. This increase in expenses is reduced by prior period Co-Ownership and charter expenses of $140, net of $1,308 in charter income earned prior to the sale of the yachts in April and October of 1998 and $325 related to the proposed merger involving GIANT, Rally's and Checkers. On a comparable basis, proforma operating expenses decreased $3,596 to $12,815 from $16,411in the prior period reflecting the items previously discussed, and prior period expenses of $2,415 related to Periscope's attempted initial public offering, and lower shipping and selling expenses of $805 primarily due to lower sales and the move of the apparel production and distribution facilities to Mexico.

     Other income (expense) for the nine-month period ended September 30, 1999 decreased $5,670 to expense of $960 from income of $4,710 in the prior period. The decrease is primarily related to the inclusion in the current period of the factoring and financing costs of the apparel operations of $2,293. In addition, the Company recorded lower investment income of $769 in the current period primarily due to lower interest income from the Company's investment in debt securities of $961 and recording of a discount of $139 on a current receivable acquired in the acquisition of Periscope that was determined will not be collected within one year, partially offset by higher gains on the sales of marketable securities of $291 in the current period. The Company also recognized a gain of $269 on the sale of land not used in the Company's operations in the current period compared to a gain of $2,855 on the sale of property and equipment recorded in the prior period. On a comparable basis, proforma other income (expense) decreased $1,567 to an expense of $960 from income of $607 in the prior period reflecting the items previously discussed in this paragraph, partially offset by a decrease in financing costs of $1,810 primarily due to the funds advanced by the Company in December 1998 to the apparel operations to reduce certain borrowings.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at September 30, 1999 totaled $10,676 compared with $12,023 at December 31, 1998. At September 30, 1999 and December 31, 1998, the Company had working capital of $17,218 and $19,544 with current ratios of 2.5 and 2.5 to 1, respectively.

     On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a major factor to obtain a new factoring line which permits, as defined in the Factoring Agreement, daily working capital borrowing of 90.0% of eligible accounts receivable (non-recourse), 50.0% of letters of credit outstanding issued by Periscope and 50% of eligible inventory. The maximum borrowings under the Factoring Agreement are $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, $4 million is guaranteed by the Company and $1million is personally guaranteed by Glenn Sands, Periscope's President and Chief Executive Officer. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

factoring line shall continue until the last day of the 24/th/ month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope. The uncollected balance of receivables held by the factor was approximately $29 million and $12 million for the periods ended September 30, 1999 and December 31, 1998, respectively. The net outstanding balance under this factoring line was $5.3 million at September 30, 1999 and $3.9 million under the previous factoring line at December 31, 1998. Interest on the total outstanding debt was 8.50% and 8.25%, respectively, at September 30, 1999 and December 31, 1998. Periscope had approximately $6.8 million of open letters of credit at September 30, 1999.

     At September 30, 1999, Periscope was in technical default of certain covenants under the Factoring Agreement. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement and the total outstanding, including letters of credit of $6.8 million, exceeds the maximum line of $36 million by approximately $2.2 million. As of November 1, 1999, the factor has restricted the borrowing by Periscope, availability being based only on new shipments of goods, and is not issuing additional letters of credit. It is expected that these restrictions will continue until the default conditions have been resolved and the overadvance and excess above the maximum line have been reduced to amounts acceptable to the factor. To date, no formal demand to Periscope has been made by the factor. Periscope is having on-going discussions with the factor to resolve these issues. If Periscope is successful in resolving the issues, Periscope will again have credit available under the Factoring Agreement. The Company is also exploring alternatives, should the factor stop all borrowing, and believes that other sources of financing will be available. However, no assurance can be given that the issues will be resolved or that additional sources of financing will be identified.

     This Factoring Agreement arranged by Periscope replaced the Company's May 1999 new letter of credit agreement. Both agreements were with the same factor. The new letter of credit agreement had provided for an additional letter of credit accommodation to collateralize the Company's obligations to third parties for Periscope's purchase of goods and inventory. The Company was subject to an interest rate equal to the greater of 6% or prime plus one-quarter of one percent on any money paid in connection with the New LC and other fees stated in the agreement. Upon the termination of the new letter of credit agreement, the Company received back from the factor its collateral security deposit of $2,000, plus interest.

     Net cash used by operating activities for the nine months ended September 30, 1999 was $2,322 compared to cash provided by operating activities of $280 for the prior period. This increase in cash used for operations resulted from a net loss of $875 compared to a net income of $1,758 in the prior period and by higher liquidity requirements in the current period.

     Net cash used by investing activities for the nine months ended September 30, 1999 was $643 compared to cash provided by investing activities of $272 for the prior period. In the current period, purchases, net of sales of marketable securities was $666 compared to $19,575 in the prior period. This higher use of cash of $ 18,909 was off set by proceeds of $ 19,843 primarily from the sale of its remaining luxury yacht and corporate plane in the prior period.

     Net cash used by financing activities for the nine months ended September 30, 1999 was $187 compared with no financing activities for the prior period. During the current period, the Company had a short-tem loan of $1,662 that was taken out in May 1999 and repaid in August of 1999. In addition $143 was advanced to Periscope's President and Chief Executive Officer and Periscope made $44 of principal payments on capital lease obligations.

     The Company's current liquidity is provided by cash and cash equivalents, marketable securities, investment income, and borrowings under the Company's factoring line. As discussed above, the Company has on-going discussions with its factor to increase its available credit. In addition, the Company is exploring other options. Such options include, among other things, the sale of Periscope.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

Year 2000
---------

     The Company has completed its evaluation of its information technology for Year 2000 compliance. The cost incurred to modify its information technology infrastructure to be Year 2000 compliant is not material to its consolidated financial condition or results of operations. In addition, the remediation of Year 2000 issues involving the Company's information systems has also been completed. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has purchased new information technology platforms, which, among other things, are Year 2000 compliant. Hardware and software costs are capitalized by the Company and all other costs associated with Year 2000 compliance are expensed as incurred. The Company has had discussions with its customers and vendors and although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers and vendors' information systems would not have a material adverse effect on the Company's business, consolidated financial condition or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET  RISK
------------------------------------------------------------

     The Company's primary financial instruments consist of money market funds paying interest at varying interest rates and equity securities and bond investments with fixed interest rates. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower interest rates and lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. Rather, the Company actively manages its investment portfolio to increase the returns on investment and to ensure liquidity and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

invests in instruments with high credit quality provided through major financial institutions. In addition, the Company attempts to make prudent and informed business decisions before investing in equity securities.

    For the nine-month period ended September 30, 1999, the Company believes there was no material change in the Company's primary financial instruments and related market risk as disclosed in the Company's 1998 Annual Report on Form 10-K.

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

Items 2,3,4 and 5 are not applicable.

Items 6. Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              9.1 Voting Trust Agreement, by and among the Company, Burt Sugarman, acting in his capacity as Chairman of the Board of the Company as Trustee, and Glenn Sands

              10.1 Amended and Restated Employment Agreement dated July 23,
                   1999, between Glenn Sands and Periscope

              27   Financial Data Schedule

         (b) During the quarter ended September 30, 1999, no reports on Form 8-K were filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GIANT GROUP, LTD. - Registrant

                                    By: /s/ William H. Pennington
                                       --------------------------
                                       William H. Pennington
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

Date: November 12, 1999