Form 10-K405
period 1999-12-31
GIANT GROUP LTD
filed 2000-04-17
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1999

                               GIANT GROUP, LTD.

   9440 Santa Monica Boulevard, Suite 407, Beverly Hills, California, 90210

                 Registrant's telephone number  (310) 273-5678

                         Commission File Number 1-4323

               I.R.S. Employer Identification Number  23-0622690

                        State of Incorporation Delaware

                                                          Name of Each Exchange
                                    Title of Class        on Which Registered
                                    --------------        -------------------
Securities registered pursuant      Common Stock,         New York
to 12(b) of the Act:                $.01 Par Value        Stock Exchange
                                    (Together with
                                    Preferred Stock
                                    Purchase Rights)

Securities registered pursuant      None
to 12(g) of the Act:                ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                       x
                                    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       x
                                    -------

     As of April 11, 2000, 3,989,648 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price on the New York Stock Exchange on April 11, 2000 was $4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held June 12, 2000, are incorporated by reference into Part III of this Report.

                   Exhibit Index located at page 51 herein.

                               TABLE OF CONTENTS




PART I                                                                  Page No.

     Item 1.   Business                                                        3

     Item 2.   Properties                                                      9

     Item 3.   Legal proceedings                                              10

     Item 4.   Submission of matters to a vote of security holders            13

PART II

     Item 5.   Market for the registrant's common equity and related
               stockholder matters                                            12

     Item 6.   Selected financial data                                        14

     Item 7.   Management's discussion and analysis of financial
               condition and results of operations                            15

     Item 8.   Financial statements and supplementary data                    21

     Item 9.   Changes in and disagreements with accountants on
               accounting and financial disclosure                            50

PART III

     Item 10.  Directors and executive officers of the registrant             50

     Item 11.  Executive compensation                                         50

     Item 12.  Security ownership of certain beneficial owners and
               management                                                     50

     Item 13.  Certain relationships and related transactions                 50

PART IV

     Item 14.  Exhibits, financial statement schedules and reports
               on Form 8-K                                                    50

                                    PART I


ITEM 1.   BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. The Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. ("Periscope").


WOMEN AND CHILDREN'S APPAREL (1998 TO PRESENT)
-----------------------------------------------

     In December 1998, the Company acquired 100% of the outstanding common stock of Periscope Sportswear, Inc. ("Periscope"), a manufacturer of women and children's clothing. Periscope was organized under the laws of the State of Delaware in 1998 and is the successor, by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope designs, sources and markets an extensive line of high quality, moderate priced, women and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels. Immediately prior to the effective date of the acquisition, the Company made a gross advance of $28.5 million in cash to Periscope, which Periscope used to reduce certain borrowings. In May 1999, the Company's Board of Directors approved the capitalization of this advance.

     The Company was under an obligation to issue up to an additional 225,000 shares of GIANT common stock to the former Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, exceeding $13 million for the year ended December 31, 1999. On May 18, 1999, the Company's Board of Directors approved an election that was given to the former Periscope stockholders on July 23, 1999. The election gave the former Periscope stockholders a choice of receiving their pro-rata portion of 62,500 shares of the Company's common stock and also their pro-rata portion of an additional 62,500 shares of the Company's common stock should Periscope's pre-tax profits for the twelve months ended June 30, 2000 exceed $13 million, instead of receiving 225,000 shares of the Company's common stock, as previously discussed. On August 13, 1999, all former Periscope stockholders elected to receive their pro-rata portion of 62,500 shares of the Company's common stock. In September 1999, the stockholders received the common stock, which was held in treasury.

     The Company's Board of Directors reevaluated its women and children's clothing operations. Based on the significant losses from operations for 1999 and because Periscope would need additional working capital to continue operations, the Company's Board of Directors determined the investment in Periscope was not realizable from future operations. Therefore, the Company determined there was an impairment in the value of this asset in 1999 and accordingly wrote-off its investment in Periscope, including goodwill.

     Effective April 11, 2000, Periscope entered into an agreement with Stone investment Banking, LLC ("SIB"). Management representation provided by SIB will include, but no limited, to the Management of Periscope's operations on a daily basis and representing Periscope regarding the negotiation of debt with all creditors, including the factor. GIANT paid a $40,000 fee upon the execution of this agreement and will pay $40,000 per 30-day period, plus reasonable expenses. Effective April 11, 2000, the Company announced that Periscope terminated the employment of Glenn Sands as president and chief executive officer. ("Mr. Sands") and appointed Ralph Stone, of SIB as chief executive officer. In addition, Scott Pianin, a long-time Periscope senior executive was named president of the company.

RESTAURANT OPERATIONS (1987 TO PRESENT)
---------------------------------------

     Since 1987, through its equity investment in Rally's Hamburgers, Inc. ("Rally's"), the Company has been involved in the operation of double drive-through hamburger restaurants and as of December 31, 1995 owned 48% (7.4 million shares) of Rally's outstanding common stock. In January 1996, the Company announced that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock ("Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. In April 1996, GIANT agreed to the request of the Rally's board of directors to terminate the proposed Exchange Offer. By November 1996, the Company's equity interest in Rally's common stock decreased to 15% primarily due to the sale of 4.3 million shares to Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants, Inc. ("CKE"), an affiliate of Fidelity.

     During 1996, the Company added to its involvement in the operation of double drive-through hamburger restaurants by purchasing 200,000 shares of the common stock of Checkers Drive-In Restaurants ("Checkers"). In addition, KCC, along with CKE and others, purchased approximately $29.9 million of Checkers $36.1 million 13.75% senior subordinated debt ("13.75% debt") from certain current 13.75% debt holders in November 1996. The total purchase price for the 13.75% debt was $29.15 million,of which KCC purchased $5.1 million principal amount of 13.75% debt for $5 million. Soon thereafter, the 13.75% debt was restructured. As a result, among other things, the 13.75% debt's interest rate was reduced to 13%, the maturity date of the restructured 13% debt was extended to July 31, 1999 and 50% of the aggregate net proceeds from the sale of assets were to be paid to the holders of the restructured 13% debt. Since November 1996, Checkers has made over $2.1 million in principal payments to KCC. The restructured credit agreement also provided for Checkers to issue warrants ("Checkers Warrants") to all holders of the restructured 13% debt, to purchase an aggregate of 20 million shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2.8 million Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC initially assigned the Checkers warrants a value of $1.2 million; however, due to the continued trend of the Checkers' common stock price to trade below $.75, the Company, as of December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1.2 million in 1998.

     In December 1997, Rally's acquired 19.1 million shares of Checkers common stock from GIANT, CKE, Fidelity and other parties in exchange for securities of Rally's, including convertible preferred stock. This transaction gave Rally's an approximate 26% ownership in Checkers and made Rally's the largest stockholder of Checkers. GIANT's ownership in Rally's after the transaction was concluded amounted to 3.2 million shares or approximately 13% of Rally's outstanding common stock. GIANT had accounted for the investment in Rally's common stock under the equity method of accounting up through December 1997 when the Checkers exchange transaction occurred. As of December 31, 1997, GIANT accounted for the investment as a marketable security classified as an investment available-for-sale. In connection with the exchange of Rally's stock for Checkers stock, William P. Foley II, Chairman of CKE and Fidelity was elected Chairman of both Rally's and Checkers. Mr. Foley replaced GIANT's Chief Executive Officer who had been Chairman of Rally's Board of Directors, and who currently remains as a Rally's director.

     In June 1998, with the approval of Rally's stockholders, the Rally's preferred stock was converted into Rally's common stock. After the conversion, the Company owned 3.2 million shares or approximately 11% of Rally's total outstanding common stock.

     In September 1998, the Company agreed in principle to a merger transaction pursuant to which Rally's would merge with the Company and Checkers. Under the terms of the merger transaction, each share of the Company's common stock would be converted into 10.48 shares of Rally's common stock and each share of Checkers common stock would be converted into 0.5 shares of Rally's common stock upon consummation of the merger. The transaction was subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions. In November 1998, the Company, Rally's and Checkers announced the termination of their proposed merger because the definitive merger agreement could not be finalized.


     In March 1999, KCC exchanged its remaining $3.0 million restructured 13% debt for 998,377 shares of $.08 par value common stock of Santa Barbara Restaurant Group, Inc. ("SBRG") at a market price of $3.00 per share. The Company recorded investment income of approximately $129,000 equal to the remaining unamortized discount of the restructured 13% debt. As a result of the continuing decline in the market value of the SBRG $.08 par value common stock and the company's operating losses, the Company recorded a loss of approximately $1.6 million on this investment for the year ended December 31, 1999.

     On August 9, 1999, Checkers and Rally's merged in an all-stock transaction, which was previously announced on January 29, 1999. The merger agreement, approved by the stockholders of both Checkers and Rally's, provided that each outstanding share of Rally's stock be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) was retired after the merger. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company owns approximately .5 million shares of Checkers common stock or 5.7% of the outstanding shares of Checkers common stock and owns warrants to purchase approximately .2 million shares of Checkers common stock at a strike price of $3.00. Subsequent to the merger, Checkers will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future. Checkers has undergone certain management changes, including the hiring of Daniel J. Dorsch as CEO and president in December 1999 and who also serves on the company's board of directors. Mr. Dorsch has over 30 years in the industry, operating successful franchised quick serve restaurants, including Papa John's Pizza, Taco Bell and KFC restaurants. In addition, SBRG's General Counsel-Secretary and Chief Financial Officer will serve similar positions at Checkers. Checkers' direction is to focus on menu simplification, increase stores operated by franchisees and an advertising campaign targeting the 18-35 year-old serious, fast food customer emphasizing speed and quality.

     As a result of the continuing decline in the market value of the Checkers common stock and the company's operating losses, the Company recorded a loss of approximately $1.4 million on this investment for the year ended December 31, 1999.


LUXURY YACHT CO-OWNERSHIP AND CHARTER (1996 TO 1998)
----------------------------------------------------

     GIANT MARINE GROUP, LTD. ("GIANT MARINE") was organized under the laws of the State of Delaware on November 22, 1996. GIANT MARINE started and operated the Luxury Yacht Co-Ownership Program (the "Co-Ownership Program") with two yachts until November 1997, when the Co-Ownership Program was ended. During 1998, GIANT MARINE chartered its two yachts until they were both sold. In December 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company.


OTHER (1996)
------------

     In July 1996, KCC entered into an agreement ("NeoGen Agreement") with Joseph Pike and his company, NeoGen Investors, L.P. ("NeoGen"), to participate in the development, manufacturing and marketing of Mifepristone in the United States and other parts of the world. Under the NeoGen Agreement, KCC for a cash payment of $6 million would have obtained a 26% interest in NeoGen, the entity that held the sublicenses for all potential uses of Mifepristone. Subsequent to the signing of this contract, in October 1996, KCC filed suit against Joseph Pike and NeoGen for fraud and breach of the NeoGen Agreement and also filed suit against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc. In November 1996, the Population Council and Advances in Health Technology, filed suit against Joseph Pike and NeoGen. The suit claimed Joseph Pike had concealed information that he had been, among other things, convicted of forgery. Under a settlement reached in 1996 with the Population Council, Joseph Pike agreed to sell most of his financial stake in Mifepristone and relinquish his management of the distribution company that was set up to sell and distribute this drug. In February 1997, a new company called Advances for Choice was established to oversee the manufacturing and
distribution of Mifepristone.   In October 1997, KCC settled their litigation
with the Population Council, Inc. and Advances in Health Technology, Inc. and in November 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. KCC's action against NeoGen continues. (See Item 3, "Legal Proceedings").


NARRATIVE DESCRIPTION OF BUSINESS

Women and Children's Apparel

Strategy
---------

     Periscope's operating strategy is to maintain complete control over the entire production process. Raw materials are purchased and goods are produced only upon receipt of a firm commitment from a customer. Periscope uses only outside manufacturers to provide production flexibility and capacity and to eliminate the significant capital investment requirements. Once a product is shipped to a customer, returns are not accepted unless the product is defective or delivered late. These practices minimize the need to carry unsold inventories. The company also imports significant quantities of finished products that are manufactured to the company's specifications.

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


Products
--------

     Periscope's products include moderately priced, high-quality women and children's clothing. Periscope designs its products based on updated versions of basic, recurring styles ("updated basics" strategy) that are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Merchandisers and designers are employed to regularly update these basic styles to reflect current fashion trends by using new color schemes, fabrics, and decorative trim and by incorporating nuances of existing popular styles. Periscope sells its products primarily under private labels; however, it also sells a limited number of products under its own labels.

     An extensive product line has been developed in its primary market, ladies' casual wear, which includes knit tops, bottoms, related separates, dresses and short sets, and woven (e.g., corduroy, twill, denim) bottoms, jumpers, dresses, coordinates, short sets and tops. Periscope's product offerings also include children's apparel.


Customers
----------

     The products are sold nationwide in an estimated 11,000 stores operated by approximately 154 department and specialty store chains, mass merchandisers, other retail outlets and through mail order catalogues. Periscope's five largest customers accounted for approximately 69.1% and 66.4% of sales in 1999 and 1998, respectively and include Kmart, Sears and Charming Shoppes (Fashion Bug), which accounted for approximately 30.7%, 14.5% and 10.7% of sales, respectively in 1999 and 24.3%, 16.1% and 13.2% of sales, respectively in 1998. Other customers include Costco Wholesale, Cato Stores, Montgomery Ward, Wal-Mart and Shopko Stores. Periscope does not currently have any long-term commitments or contracts with any of its customers. Periscope's sales outside the United States are insignificant.


Sales and Marketing
--------------------

     Periscope's selling operation is highly centralized. An in-house sales force of generally 5 people, primarily through the New York City showrooms, makes sales to customers. Periscope employs one independent sales representative but does not operate any regional sales offices. It does, however, participate in various regional merchandise marts, industry marketplaces at which numerous vendors rent space in order to display their products to regional buyers. This sales structure enables management to effectively control the sales effort and to deal directly with, and be readily accessible to, major customers. Products are generally marketed to department and specialty store customers three to five months in advance of each of Periscope's selling seasons.

Trademarks
-----------

     Periscope's primary business has been the production of private label goods for its customers. However, long-term trade marks and trade names, which have been used by the company, are listed below. Each is owned by Periscope.

     PERISCOPE (TM), which has been used in department and specialty stores and for mass merchandisers.

     ASHLY BRENT (TM), which has been used on specialty store products.

     JUST DAWN (TM), which has been used mainly on discount store products.

     ANOTHER NAME (TM), which has been used on discount store products with decreasing frequency since 1981.

     CURIOSITY'S CAT (TM), which has been used on import goods.

     DIRECTIVE(R), which has been used on department and specialty store products.

     DNA (TM), which has been used on a junior's/young women's apparel line.

     Directive Sports(R)

     DNA Fibergenics It's In Your Genes ((R) applied for)


Contract Manufacturing and Distribution
----------------------------------------

     Until the latter part of 1999, Periscope was manufacturing substantially all of its knit products by purchasing the yarn, designing and creating fabric and contracting with select manufacturers at every stage of both fabric and finished goods production. The balance of its products consisted primarily of woven products of the company's design where the company purchased dyed and printed fabric and then controlled all cutting, sewing and finished goods production and imported finished knit and woven products. A significant component of Periscope's operating strategy was the utilization of third party contract manufacturers throughout the entire production process from yarn purchasing through product delivery. Periscope did not engage in any hedging activities intended to offset the risk of raw material price fluctuations. Periscope supplied its main contractors with a high volume of business on a consistent basis, making Periscope an important customer. In certain instances, Periscope provided these contractors with 100% of their business. This strategy enabled the company to leverage its position as a key customer to negotiate favorable pricing, and to receive production priority and preferential treatment. This manufacturing model allowed it to maximize production flexibility, speed and efficiency without sacrificing product quality. In the latter part of 1999, Periscope's strategy was changed to rely primarily on imports of finished products, both knits and wovens, primarily from Asia.

     During the first quarter of 1999, Periscope completed the shift of its sewing and most of its cutting operations from the United States to Mexico, however, in the latter part of 1999, production in Mexico was significantly reduced. Imports from Asia were increased and most of the sewing and cutting operations that continued were shifted back to the United States. As a result of the enactment of The North American Free Trade Agreement ("NAFTA") which became effective on January 1, 1994, goods produced in Mexico are generally exempt from U.S. import duties as long as they meet certain guidelines. NAFTA made it economically feasible to take advantage of Mexico's large and skilled labor pool. Periscope believed that by having its products sewn in Mexico, it could produce high-quality goods at significant cost savings because labor costs in Mexico were significantly lower than in the United States.

     Periscope has had the ability, through its contract manufacturers, to operate on production schedules with lead times ranging from as few as 30 days to several months to accommodate its customers' requirements. Typically specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. Sewing facilities are maintained in New Jersey for orders with shorter lead times. While mass merchandisers such as Kmart are beginning to operate on shorter lead times, they are also able to estimate their needs as much as six months in advance for products that do not change in style significantly from season to season.


Asian Production
-----------------

     In 1998, approximately 16% of Periscope's net sales were of finished products imported primarily from China and Taiwan. During 1999 the percentage of goods produced in Asia increased and by the end of 1999 substantially all of the finished goods were being imported from Asia. Periscope believes that foreign contract manufacturing allows it to take advantage of lower manufacturing costs for products which require more labor to produce and to avail itself of a skilled labor force which is better equipped and trained to produce certain products, particularly certain kinds of knitwear.

Compared to production in the United States or Mexico, foreign sourcing of products requires a significant lead time between order and receipt, ranging from six to ten months in the case of Far Eastern sourced manufacturing.


Backlog
-------

     Periscope believes that all of its backlog of firm orders as of December 31, 1999 totaling approximately $31,000,000, will be filled within approximately 4 months. Firm orders include purchase orders placed but not yet filled. The amount of unfilled firm orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipment of finished goods, which, in some instances, is dependent on the desires of the customer. Accordingly, a comparison of unfilled firm orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the ability to fill orders. Periscope's orders typically contain cancellation provisions relating only to the quality of the product and the delivery deadlines. Historically, Periscope's experience has been that cancellations, rejections or returns of firm orders have not materially reduced the amount of sales realized from its backlog.


Double Drive-Through Hamburger And Other Restaurants

     The Company, through its ownership of common stock of Checkers and SBRG is also involved in the operation and franchising of double drive-through hamburger restaurants and variety menu restaurants.

     As of January 3, 2000, Checkers and Rally's, along with their franchisees, operate 443 and 464 double drive-through restaurants, respectively. Checkers restaurants are located in 22 different states including the West Bank in the Middle East and Rally's restaurants are located in 18 different states.

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

     SBRG is a Delaware company, engaged in the food service industry. SBRG along with its franchisees operate JB's restaurants, Timber Lodge Steakhouse restaurants, Galaxy Diner restaurants and Green Burrito restaurants. SRRG's common stock is traded on the Nasdaq Small Market Cap tier of the Nasdaq Stock Market under the symbol SBRG. GIANT's Chief Executive Officer serves on SBRG's board of directors.


The Co-Ownership Program and Yacht Charter

     In 1996, the Company started a new business, which offered the world's first Luxury Yacht Co-Ownership Program of this type. The Co-Ownership Program provided individuals and companies the opportunity for a Co-Ownership Program of a minimum of one-fourth interest in large ocean cruising yachts. In addition, a 100% ownership in the luxury yacht was available with the Company managing the yacht for a fee. This program also provided for the management of these yachts by GIANT MARINE resulting in a practical and economical way to own these yachts. In 1996, in furtherance of this Co-Ownership Program, the Company purchased two yachts.

     In November 1997, the Company announced that GIANT MARINE would end the Co-Ownership Program. The advertising in national newspapers and yachting magazines and presentations at major yacht shows attracted many interested people, but only one, one-quarter interest was sold. The sale was rescinded when management and the Board of Directors, after reviewing the amount of time required to sell the quarter interests in the yachts, concluded that the potential return on the capital invested did not justify continuing the Co-Ownership Program.

     During 1998, the Company chartered its two yachts until they were both sold. One yacht was sold at its then net book value and the other was sold at a loss of $541,000 that was partially offset by U.S. Customs' refunds of $294,000. In December 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company

Employees

     At December 31, 1999, the Company employed approximately 122 persons on a full-time basis, comprised of 7 executive employees, 10 management employees, 5 sales employees and 100 administrative and warehouse employees. The Company's employees are not members of any labor union and are not subject to any collective bargaining agreement. The Company considers its relations with its employees to be good.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include those relating to the availability of adequate working capital, the development and implementation of the Company's business plan, domestic and global economic conditions, manufacturing in Mexico and other foreign countries, changes in consumer trends for apparel, acquisition strategy, activities of competitors, changes in federal or state tax laws and of the administration of such laws and as further discussed in Exhibit 99.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

     Burt Sugarman, 61, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman was Chairman of Rally's Board of Directors from November 1994 through October 1997, having also served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. He remains a director of Checkers after the merger with Rally's. He is also a director of SBRG.

     David Gotterer, 71, Vice Chairman and Director. Mr. Gotterer has been Vice Chairman of the Company since May 1986 and Director of the Company since 1984. Mr. Gotterer is a senior partner in the accounting firm of Mason & Company, LLP, New York, New York. Mr. Gotterer is also a Director of Checkers (formerly Rally's).

     William H. Pennington, 52, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pennington joined the Company in October 1997.
Mr. Pennington served in senior financial positions as Vice President, Finance for Earth Tech, Inc. from January to September 1997, Vice President, Finance for BKK Corporation from 1993 to 1996, and as Vice President, Controller for Beneficial Standard Life Insurance Company from 1984 to 1991 and through 1993 served as an independent consultant to the former parent company of Beneficial Standard Life Insurance Company on Beneficial Standard Life Insurance Company matters. In July 1996, Mr. Pennington personally commenced proceedings under Chapter 7 of the Federal bankruptcy laws and was discharged in October 1996.
Mr. Pennington received an MBA from the University of Southern California and is a CPA.

ITEM 2.    PROPERTIES.

     During the first quarter of 1999, the Company's land in Pennsylvania, not deemed essential to operations, was sold.

     During 1999, GIANT had its executive office in leased premises consisting of approximately 9,800 square feet at an annual base rent of approximately $275,000. The lease ("prior lease") term for this executive office is 60 months, expiring in April 2002, with two, three-year renewal options. On November 3, 1999, GIANT signed a sublease agreement beginning in February 2000, to sublease GIANT's executive space at the same annual rental and for the remaining period under the prior lease agreement. GIANT remains primarily liable for the annual rent due to the original lessor under the prior lease. The sublessee is subject to all the terms of the prior lease, which are applicable to the sublessor as tenant under the prior lease.

     On February 11, 2000, Giant signed a lease agreement to move its executive office to leased premises consisting of approximately 1,900 square feet, including storage space, at an annual base rent of approximately $59,000. The lease period for this new executive office is 60 months, expiring in 2005, with one, five-year renewal option. GIANT moved into its new executive office on March 20, 2000, and the sublessee moved into GIANT's prior executive office shortly thereafter. In addition, the Company currently leases approximately 800 square feet of storage space at an annual rental of $5,400 at another location.

     Periscope's executive offices, showrooms and sales offices as well as its design facilities are located in approximately 11,600 square feet on the sixth, tenth and eleventh floors at 1407 Broadway, New York, New York. The floors are leased pursuant to leases for terms expiring in April 2002 and November 2004, at a total current annual base rent of $474,000. The accounting offices, in-house sample production facilities, fabric marking and grading facility, label making facility, as well as its warehousing and distribution center are located in approximately 50,000 square feet at 2075 91st Street, North Bergen, New Jersey. The facility is leased for a term expiring September 2000, at a current annual base rent of $266,000. Periscope believes that its existing facilities are adequate to meet its current and foreseeable needs and that it can successfully negotiate a new lease, if needed, when its current leases expire.


ITEM 3.        LEGAL PROCEEDINGS.


Mittman, et al. V. Rally's Hamburgers, Inc., et al.
---------------------------------------------------

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald
C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., a purported class action alleging certain violations of the Securities Exchange Act of 1934, as amended, was filed in the United States Western District Court of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against Rally's, certain of its officers, directors and shareholders, a former officer of Rally's and Rally's auditors. In the action, plaintiffs seek an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other shareholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney
v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., (Civ. No. C-94-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman, et al. V. Rally's Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(CS)(the "Mittman Actions"). On April 15, 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Securities Exchange Act of 1934, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture). The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. Finally, the Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties. Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the Court granted plaintiffs' motion, certifying a class from July 20, 1992 to September 29, 1993.

     On October 3, 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's association with Christensen Miller. The Court denied the motion and refused to disqualify Christensen Miller.

     Two settlement conferences have been conducted, but have been unsuccessful. Fact discovery was completed by summer 1999. Expert discovery will be completed by early spring of 2000. No trial date has been set.

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

     Because of the merger of Rally's into Checkers, plaintiffs lost their standing to maintain this action, and voluntarily dismissed the action on September 10, 1999.


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

     On February 23, 1999, this court entered judgement pursuant to a Stipulation for Judgment, by which the parties respective claims are dismissed with prejudice, save and except for the right to appeal certain issues. On or about April 22, 1999, NeoGen filed a notice of appeal of that judgement. On or about June 8, 1999, KCC filed a notice of cross-appeal. The parties have reached a full and complete settlement of this action pursuant to which the appeal was dismissed by stipulation on or about March 30, 2000.


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

     In view of a decision by the Company, Rally's and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event that they choose to proceed.

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

     For the reasons stated above in the Suckman action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event that they choose to proceed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the calendar year ended December 31, 1999.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol: GPO). On April 7, 2000 the approximate number of record holders of the Company's Common Stock was 1,700. The high and low sale prices for such stock during each quarter in 1999 and 1998 are set forth below. No dividends were paid on the Common Stock in either year. The Company expects that earnings will be retained in its business, and no cash dividends will be paid on its Common Stock for the foreseeable future.

                                      SALE PRICES OF COMMON STOCK
                              ------------------------------------------
                                     1999                     1998
   Quarter                      High       Low          High      Low
--------------                --------  ---------     --------  --------
First                         $  9 5/8  $   5 3/8     $      7  $  5 3/8
Second                           7 1/2      5 3/8      6 15/16   5 11/16
Third                           7 7/16      3 1/2        7 7/8   5 11/6
Fourth                         4 11/16    2 11/16        9 5/8   5 9/16

     On September 20, 1999, the Company was notified by the New York Stock Exchange ("NYSE") that it did not meet the recently effective continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million ("continued listing standards"). The Company submitted a business plan to the Listings and Compliance Committee of NYSE for review that demonstrated that the Company could comply with these standards within 18 months. On March 20, 2000, the Company received notice that the business plan had been accepted. However, because Periscope's operations incurred significant losses from its operations for the year ended December 31, 1999, the Company expects to submit a new plan that demonstrates compliance with the NYSE listing standards, but is also exploring other alternatives for the public trading of its common stock. There can be no assurances that the NYSE will accept a revised business plan or that the Company will be able to list its Common Stock on another exchange

 ITEM 6.  SELECTED FINANCIAL DATA

           FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1999 and is derived from the audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this Form 10-K.


Year Ended December 31,                                              1995        1996         1997          1998        1999
-------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:                                                  (Dollars in thousands, except per share amounts)

Net sales (1)                                                    $        -  $        -   $        -     $    1,143  $   72,631
Cost of sales (1)                                                         -           -            -          1,469      62,845
                                                                 --------------------------------------------------------------
Gross profit (loss)                                                       -           -            -           (326)      9,786
                                                                 --------------------------------------------------------------

Cost and expenses:
    Selling and shipping                                                  -           -            -            287       9,342
    General and administrative                                        4,123       4,574        4,458          3,810       7,313
    Depreciation and other (2)                                          368         397          523            283       1,250
    Co-ownership program, net of charter income (3)                       -          24        4,996            347           -
    Writedown of apparel investment, including goodwill (4)              -           -            -             38      27,999
    Reserve for other receivables                                         -           -            -              -       3,029
    One-time items (5)                                                    -       1,270            -            165           -
                                                                 --------------------------------------------------------------
                                                                      4,491       6,265        9,977          4,930      48,933
                                                                 --------------------------------------------------------------

Loss from operations                                                 (4,491)     (6,265)      (9,977)        (5,256)    (39,147)

Other  income (expense):
    Investment and other income                                       4,055       2,784        2,049          3,000         928
    Gain (loss) on the sale of marketable securities                     41       5,234          (84)          (752)        426
    Gain on sale of property & equipment                                  -           -            -          2,855         239
    Factoring and financing costs                                      (149)        (34)        (153)          (107)     (3,187)
                                                                 --------------------------------------------------------------
                                                                      3,947       7,984        1,812          4,996      (1,594)
                                                                 --------------------------------------------------------------
Affiliates transactions:
   Equity in earnings (loss) of affiliate                           (22,074)        367         (623)             -           -
   Gain (loss) on affiliates transactions                                 -       6,177            -         (1,168)     (2,981)
                                                                 --------------------------------------------------------------
                                                                    (22,074)      6,544         (623)        (1,168)     (2,981)
                                                                 --------------------------------------------------------------

Income (loss) before benefit for income taxes                       (22,618)      8,263       (8,788)        (1,428)    (43,722)
Benefit (provision) for income taxes                                    286       9,649        4,170          1,921      (2,542)
                                                                 --------------------------------------------------------------
Net income (loss)                                                $  (22,332) $   17,912   $   (4,618)    $      493  $  (46,264)
                                                                 ==============================================================
Basic earnings (loss) per common share                           $    (4.37) $     4.40   $    (1.42)    $     0.15  $   (11.71)
                                                                 ==============================================================
Diluted earnings (loss) per common share                         $    (4.37) $     4.07   $    (1.42)    $     0.15  $   (11.71)
                                                                 ==============================================================
Weighted average shares outstanding for basic earnings
 (loss) per common share                                          5,110,000   4,074,000    3,260,000      3,184,000   3,951,000

Weighted average shares outstanding for diluted earnings
 (loss) per common share                                          5,110,000   4,400,000    3,260,000      3,185,000   3,951,000

Balance sheet data at December 31:

     Assets held-for-sale                                        $        -  $   21,485   $   24,362     $        -  $        -
     Working capital                                                 39,125      45,420       42,021         19,544       3,443
     Total assets                                                    51,681      69,047       53,876         64,560      23,659
     Short-term debt, related to assets held-for-sale                     -      10,500            -              -           -
     Long-term debt and capital lease obligations                         -           -            -          1,479       1,935
     Total stockholders' equity                                      45,145      52,815       48,498         49,821       4,120

(1) For the 20 day period ended December 31, 1998 and the year ended December 31, 1999
(2) Includes $863 of fixed assets written off in 1999
(3) Charter income was earned only in 1997 and 1998
(4) In 1998, amortization of goodwill only
(5) In 1996, proxy contest for $752 and Exchange Offer for $518 and in 1998, $165 for merger and related legal

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS   OF OPERATIONS.  (Dollars in
       thousands,except share and per share amounts)

     On December 11, 1998, the Company acquired 100% of the outstanding common stock of Periscope, a designer and manufacturer of women and children's apparel. The acquisition has been accounted for by the purchase method of accounting. The Company's consolidated statement of operations the year ended December 31, 1999 include Periscope's results of operations for all of 1999. Periscope's results of operations for the 20-day period beginning December 12, 1998 are included in the Company's consolidated statement of operations for the year ended December 31, 1998. The unaudited results of operations for the Company and Periscope for all of 1998 have been combined for proforma comparative purposes in the discussions that follow.

Results of Operations for 1999 versus 1998
------------------------------------------

     Net sales for the twelve months ended December 31, 1999 were $72,631. On a comparable basis this was a decrease of $3,412 or 4.5% from Periscope's net sales of $76,043 in the comparable twelve months of 1998. The net sales decrease was caused primarily by a decrease of approximately $7,300 in ladies' knit sportswear due to the Company's inability to obtain new materials, a decrease of approximately $6,700 in children's apparel due to a softening in demand for children's clothing and an increase of approximately $1,800 in returns due to late deliveries to customers. These decreases were partially offset by an increase of approximately $12,500 in woven and imported apparel. The Company's sales were adversely affected by the reduction of Periscope's available credit by the Company's former factor, which resulted in the Company's inability to purchase raw materials to produce goods and to ship orders. In August 1999, Periscope signed a factoring agreement with a new major factor to obtain a higher level of financing and lower interest rate than provided by the previous factor. However, due to the timing of completing the agreement, there was no significant impact on sales for the balance of the year.

    Gross profit for the twelve months ended December 31, 1999 was $9,786 or 13.5% of net sales. On a comparable basis Periscope's 1998 gross profit was $13,387 or 17.6% of net sales. The decrease in gross profit of $3,601 or 26.9% compared to the twelve months of 1998 resulted from the following factors: increase in sales returns, sales allowances and sales discounts in 1999 compared to 1998 which resulted in lower net sales prices; late shipments and deliveries which were caused by a reduced availability of credit to obtain the raw materials to produce the goods on a timely basis; increase in inventory obsolescence and overstock charges in 1999 compared to 1998 which were recorded in third and fourth quarters of 1999 as the actual costs were determined to be much higher than Periscope's earlier projections; and the same factors causing the decrease in sales. The prior twelve months gross profit was also affected by a year-to-date adjustment, recorded in the third quarter of 1998 relating to higher returns and allowances than projected for the prior twelve months and an adjustment related to inventory obsolescence.

    Selling and shipping expenses were $9,342 or 12.9% of net sales in 1999. On a comparable basis, Periscope's 1998 selling and shipping expenses were $9,309 or 12.2% of net sales. While the total costs remained approximately the same, selling expenses increased approximately $1,000, which were offset by a decrease in shipping expense of $950. Selling expenses increased due primarily to higher salaries and travel expenses. Shipping expenses were lower due primarily to reduced salaries and freight costs. The increase as of percentage of sales in 1999 of .7% was due to lower net sales.

    General and administrative expenses increased $3,503 to $7,313 in 1999 from $3,810 in 1998. Substantially all of the increase between years is related to Periscope's operations. General and administrative expenses of the Company's corporate office were approximately $3,600 in 1999 compared to approximately $3,500 in 1998. On a comparable basis Periscope's general and administrative expenses in 1999 were approximately $3,700 compared to approximately $4,500 in 1998. The decrease in Periscope's general and administrative expenses of $800 was due primarily to reductions in travel and entertainment of $280, charitable contributions of product of $505 and professional fees of $175, partially offset by higher salaries and wages of $210 due to an increase in staff.

     Depreciation increased $967 to $1,250 in 1999 from $283 in 1998 primarily due to the write-off for $863 of the leasehold improvements associated with the Company's corporate office. This office was subleased to a third party effective March 2000, as part of the Company's plan to reduce overhead expenses. The relocation of the corporate offices to a smaller facility will result in a cash savings of approximately $267 in 2000, $246 in 2001 and $244 in 2002.

     The Company's Board of Directors reevaluated its women and children's clothing operations. Based on the significant losses from operations and because Periscope would need additional working capital to continue operations , the Company determined the investment in Periscope was not realizable from future operations. Therefore, the Company determined there was an impairment in the value of this asset in 1999 and accordingly wrote-off its investment in Periscope, including goodwill.

     The reserve for other receivables in 1999 of $3,029 represents $1,634 related to advances made to Periscope's major contract manufacturer and $1,395 related to a receivable due from Mr. Sands. The Company recorded these reserves due to the uncertainty of collectibility of these amounts as the original repayment terms for both receivables were not met in 1999. The receivables are unsecured and the contract manufacturer is highly dependent upon Periscope's business.

     Other income (expense) for the twelve months ended December 31, 1999 decreased $6,590 to an expense of $1,594 in 1999 from income of $4,996 in 1998. The decrease in income primarily resulted from the increase in factoring and financing costs of the apparel operations of approximately $3,080. In addition, the Company recorded lower investment income of $2,072 in 1999 primarily due to a reduction in interest income from the Company's investment in debt securities of $2,006 and lower gains of $2,616 on the sale of property equipment in 1999s. The Company recognized a gain of $268 on the sale of land not used in the Company's operations in the current period reduced by a loss of $29 related to the sale of office furniture. In 1998, the Company recognized a gain of $2,855 on the sale of property and equipment, including the corporate plane, a Gulfstream II SP, in 1998. In 1999 the Company has gains on the sales of marketable securities of $426 compared to a loss of $752 in 1998.

     In the current year, the Company recorded non-cash losses on its' investments in the equity securities of two affiliated companies of $2,981 due to the decline in the market prices of the entities' stock and the continued losses experienced by both companies in 1999. The Company continues to hold these investments as marketable securities available for sale and has adjusted the cost basis of these securities reflecting their decline in value.
In 1998 the Company also recorded a non-cash loss on its investment in equity securities of an affiliate because of the same reasons.

     The provision for income taxes in 1999 is $2,542 compared to a tax benefit of $1,921 in 1998. The increase in the provision is due to the establishment of a valuation allowance for deferred tax assets of Periscope that existed at the date of acquisition because it is currently not likely that these will be realizable in the future. No income tax benefit was recorded in 1999 due to the uncertainty in the Company's ability to generate taxable income in the future.

Results of Operations for 1998 versus 1997

     Net sales for the twelve months ended December 31, 1998 were $1,143 compared to $0 in 1997. Sales of women and children's apparel in 1998 represented a 20-day period of operations following the Company's purchase of Periscope on December 11, 1998.

     Gross loss for the twelve months ended December 31, 1998 was $326 compared to $0 in 1997. Gross loss for 1998 resulted from a 20-day period of operations following the Company's purchase of Periscope on December 11, 1998. Cost of sales included a charge of $216 for inventory turnover related to the step-up adjustment of inventory to its fair market value at the date of acquisition.

     Operating expenses for the twelve months ended December 31, 1998 decreased $5,047 to $4,930 from $9,977 in 1997. Selling and shipping expenses for the twelve months ended December 31, 1998 were $287 which resulted from a 20-day period of operations following the Company's purchase of Periscope on December 11, 1998 compared to $0 in 1997. The Company's general and administrative expenses for the twelve months ended December 31, 1998 decreased $648to $3,810 from $4,458 in 1997 due to an overall decrease in corporate expenses. In addition, depreciation expense for the twelve months ended December 31, 1998 decreased $240 to $283 from $523 in 1997 primarily due to the sale of the corporate plane, during the first quarter of 1998. These decreases in expenses were partially offset by one-time expenses of $165 related to the proposed merger with Rally's and Checkers that was terminated in November

1998. Co-Ownership and charter expenses, net of charter income decreased $4,649 to $347 in 1998 compared to $4,996 in 1997 due to higher charter income of $691 in the current period and lower expenses for 1998 due to the sale of the Company's luxury yachts in April and October 1998 compared to a full year of expenses for two yachts in 1997. Included in Co-Ownership and charter expenses, net of charter income for 1998 is a loss of $541 from the sale of one of the Company's luxury yachts in October 1998, partially offset by U.S. Custom's refunds of $294. The Company sold its other luxury yacht in April 1998 at a net sales price equal to the yacht's current book value. In the fourth quarter of 1997, the Company provided a reserve of $1,500 for the impairment of the luxury yachts that were classified as assets held-for-sale.

     Other income for the twelve months ended December 31, 1998 increased $3,184 to $4,996 from $1,812 in the prior period. In 1998, the Company recorded higher investment income of $878 from fixed income securities compared to 1997. In addition, a gain of $2,855 on the sale of certain assets including the corporate plane more than offset higher losses of $668 from the sales of marketable securities in the current period. The Company recorded lower factoring and finance costs in 1998 of $46 compared to 1997 due to the factor and financing costs of $150 associated with the financing of one of the luxury yachts for two months in 1997.

     In 1998, the Company recorded a non-cash loss of $1,168 related to the entire write-off of the Company's investment in Checkers warrants due to the continued trend of the Checkers' common stock to trade below $.75, the exercise price of the warrants. Effective December 18, 1997, the Company's ownership percentage in Rally's common stock decreased to approximately 13%. As a result of the Company's reduction in ownership, the Company's investment in Rally's is now accounted for as a marketable security compared to its previous accounting under the equity method. In 1997, the Company recorded a non-cash equity loss of $623 related to its equity investment in Rally's common stock.

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

Liquidity and Capital Resources

     At December 31, 1999 and 1998, the Company had working capital of $3,443 and $19,544 with current ratios of 1.2 and 2.5, respectively.

    On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a new, major factor to obtain a new factoring line. This Factoring Agreement replaced the Company's May 1999 letter of credit agreement and the former factoring agreement. The May 1999 agreement and the new agreement were both with the same factor. Upon the termination of the May letter of credit agreement, the Company received back from the factor its collateral security deposit of $2 million, plus interest. As defined in the Factoring Agreement, daily working capital borrowing of up to 90% of eligible accounts receivable (currently 85%), 50% of letters of credit outstanding issued by Periscope and 50% of eligible inventory are permitted. The maximum borrowings under the Factoring Agreement are $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, the Company guarantees $4 million and $1million is personally guaranteed by Mr. Sands. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. The factoring line shall continue until the last day of the 24th month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope.

     The uncollected balance of receivables held by the factor was approximately $21 million and $12 million as of December 31, 1999 and 1998, respectively. Due to factor includes amounts amounts due under the factoring line of $7.1 million and $2.8 million and reserves for sales returns, discounts and allowances of $2.0 million and $1.1 million as of December 31, 1999 and 1998, respectively. Interest on the total outstanding debt was 8.75% and 8.25% at December 31, 1999 and 1998, respectively. Total charges including interest expense, factoring fees and commissions were $3,221 and $105 for 1999 and for the 20-day period ended December 31,1998, respectively, and are included in factoring and financing costs in the Company's consolidated financial statements.

     At December 31, 1999 and through March 31, 2000, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. These financial covenants included not maintaining a tangible net worth of $7.5 million as defined in the Factoring Agreement, not maintaining a current ratio of 1.4 to 1.0 as defined in the Factoring Agreement and not maintaining a minimum working capital of $5.5 million as defined in the Factoring Agreement. The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding balance, $7.1 million at December 31, 1999, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $1.2 million and the total outstanding, including letters of credit of $2.7 million, was $31.2 million at December 31, 1999. Currently, the factor has restricted the borrowing by Periscope, availability being based only on new shipments of goods, and is limiting the issuance of additional letters of credit. It is expected that these restrictions will continue until the default conditions have been resolved, and the overadvance has been reduced to amounts acceptable to the factor. The Company is in discussions with the factor to amend the factoring agreement and renegotiate its credit facility, including its factoring agreement. Subsequent to December 31, 1999, the factor has continued to make advances to Periscope under the existing agreement. However, there are no assurances the factor will continue to provide advances to Periscope in the future and not demand payment on the loan. To date, no formal demand to Periscope has been made by the factor. Periscope is having on-going discussions with the factor to resolve these issues.

     The operations, cash flow and liquidity of Periscope are materially dependent on having a source of working capital and borrowing facilities. In 1999, Periscope has a loss from operations of $4,201 (excluding the write-off of goodwill of $ 27,078 and one-time charges of $3,029). It is uncertain as to when, if ever, Periscope will generate positive cash flow from its operations and if the Company will be able to secure a long term source of financing or capital to fund Periscope's operations. These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis (b) obtain additional financing as may be required and (c) attain profitability.

     Under an amended and restated employment agreement Mr. Sands entered into in July 1999 with Periscope, Mr. Sands was entitled to $500 for the first, fourth and fifth years, of the employment term and $950, per year for the second and third years of the employment term. In addition, during the first, fourth and fifth years, Mr. Sands could have earned a bonus of $450, based on certain sales targets. Mr. Sands was also entitled to a $50 annual expense allowance. The Company had also agreed to indemnify Mr. Sands against any loss on the collateral he has pledged to the factor and for a portion of the interest Mr. Sands pays on a personal loan. On April 11, 2000, the Company terminated Mr. Sands for cause and therefore does not believe it will be required to pay these amounts.

     Net cash used by operating activities for the year ended December 31, 1999 was $1,991 compared to net cash used by operating activities of $2,802 in 1998 and net cash provided by operating activities of $5,273 in 1997. In 1999 and 1998, cash was used to fund the operating activities of the Company. In 1997, net cash was provided by the receipt of income tax refunds of $10,855 received primarily related to the realization of capital losses on the 1996 sales of Rally's common stock and net operating loss carryback claims, lowered by cash used for the funding of the Company's operations.

     Net cash used by investing activities for the year ended December 31, 1999 was $339 compared to net cash provided by investing activities of $6,878 in 1998 and net cash used by investing activities of $3,135 in 1997. During 1999, the Company received proceeds of $4,808 from sales of marketable securities and purchased marketable securities for $5,129. The Company purchased property and equipment for $302, which was mostly offset from the net proceeds of $284 from the sale of property and equipment.During 1998, the Company received proceeds of $30,178 from the sale of its two luxury yachts and other assets, including the corporate plane, a Gulfstream II SP acquired in 1991. The Company also received proceeds of $44,484 from sales, net of purchases of $42,507 of marketable securities and payments of $727 on its investment in Checkers Debt. On December 11, 1998, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings. The Company also paid $66 for property and equipment and $49 for capital improvements for one of its yachts before it was sold in October.
During 1997, the Company received proceeds of $14,730 from sales, net of purchases of $13,499 of marketable securities and payments of $1,880 on its investment in Checkers Debt including payment in full of the 1996 short-term advance. During 1997, the Company also paid $1,869 for furniture, equipment and for leasehold improvements primarily for its new office space.

     Net cash used by financing activities for the year ended December 31, 1999 was $648 compared to $987 for 1998 and $14,138 in 1997. During 1999, the Company received proceeds of $1,662 from short-term margin borrowings which were repaid in the current year. In addition, the Company made payments to a former related party of $589 and for capital lease obligations of $59. The Company's Board of Directors has reaffirmed its commitment to its ongoing stock repurchase program through the open market and private purchases of its common stock. During 1998 and 1997, the Company purchased 207,000 shares and 459,000 shares, respectively. In 1998, the Company received proceeds of $500 on a note receivable from a former Periscope officer. During the first quarter of 1997, the Company paid the remaining balance of $10,500 on the short-term note, which financed assets purchased in 1996 for the Co-Ownership Program. In May 1997, the Company signed an agreement to borrow $10,000, secured by one of its luxury yachts. The loan was paid in full in July 1997.

Inflation
---------

     Inflation has not had a material effect on the Company's revenues and expenses from operations in the last three years and is not expected to have a material effect on the Company's business.

Year 2000
----------

     The Company completed its evaluation of its information technology for Year 2000 compliance. The cost incurred to modify its information technology infrastructure to be Year 2000 compliant was not material to its consolidated financial condition or results of operations. In addition, the remediation of Year 2000 issues involving the Company's information systems was also completed. No material disruption in its operations resulted from any failure by the Company to be in compliance. The Company purchased new information technology platforms, which, among other things, are Year 2000 compliant. The Company capitalizes hardware and software costs and all other costs associated with Year 2000 compliance were expensed as incurred. The Company's business was not materially affected by any Year 2000 issue.

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

Sensitivity Analysis
--------------------

    The following analyses present the sensitivity of the market value, earnings and cash flows of financial instruments to hypothetical changes in interest rates and market prices as if these changes occurred at December 31, 1999. The ranges of changes that are chosen for these analyses reflect a view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact business as a result of these changed rates and market prices. Actual results could differ materially from those projected in these forward-looking statements.

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

    At December 31, 1999, the carrying value of the Company's investment in marketable equity securities is recorded at $3,630, including net unrealized gains of $34. The estimated potential decrease in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchanges is $363, approximately 1% of the Company's current assets.

    At December 31, 1999, the carrying value of the Company's investment in marketable fixed income bonds is recorded at $5,302, including net unrealized losses of $12. Generally, the fair market value of an investment in fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The net unrealized losses of $12 represent the decrease in the carrying value of bonds due to the changes in interest rates and other factors. The estimated potential decrease in fair value resulting from a hypothetical 10% decrease in the carrying value of bonds due to the changes in interest rates and other factors is $530, approximately 3% of the Company's current assets.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        GIANT GROUP, LTD.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the years ended December 31, 1997, 1998 and 1999

                          (Dollars in thousands, except per share amounts

                                                                1997                1998               1999
                                                              ----------         ----------         ----------
 Net sales                                                    $        -         $    1,143         $   72,631
 Cost of sales                                                         -              1,469             62,845
                                                              ----------         ----------         ----------
 Gross profit (loss)                                                   -               (326)             9,786
                                                              ----------         ----------         ----------

 Costs and expenses:
    Selling and shipping                                               -                287              9,342
    General and administrative                                     4,458              3,810              7,313
    Depreciation and other                                           523                283              1,250
    Co-ownership program, net of charter income                    4,996                347                  -
    Writedown of apparel investment, including goodwill                -                 38             27,999
    Reserve for other receivables                                      -                  -              3,029
    Merger and related legal                                           -                165                  -
                                                              ----------         ----------         ----------
                                                                   9,977              4,930             48,933
                                                              ----------         ----------         ----------
 Loss from operations                                             (9,977)            (5,256)           (39,147)
                                                              ----------         ----------        -----------
 Other income (expense):
     Investment and other income                                   2,049              3,000                928
     Gain (loss) on the sale of marketable securities                (84)              (752)               426
     Gain (loss) on sale of property and equipment                     -              2,855                239
     Factoring and financing costs                                  (153)              (107)            (3,187)
                                                              ----------         ----------         ----------
                                                                   1,812              4,996             (1,594)
                                                              ----------         ----------         ----------
 Affiliate transactions:
    Equity in loss of affiliate                                     (623)                 -                  -
    Loss on affiliate transactions                                     -             (1,168)            (2,981)
                                                              ----------         ----------         ----------
                                                                    (623)            (1,168)            (2,981)
                                                              ----------         ----------          ---------
 Loss before benefit (provision) for income taxes                 (8,788)            (1,428)           (43,722)
 Benefit (provision) for income taxes                              4,170              1,921             (2,542)
                                                              ----------         ----------         ----------
 Net income (loss)                                            $   (4,618)        $      493         $  (46,264)
                                                              ==========         ==========         ==========
 Basic earnings (loss) per common share                       $    (1.42)        $     0.15         $   (11.71)
                                                              ==========         ==========         ==========
 Diluted earnings (loss) per common share                     $    (1.42)        $     0.15         $   (11.71)
                                                              ==========         ==========         ==========
 Weighted average shares outstanding - basic                   3,260,000          3,184,000          3,951,000
                                                              ==========         ==========         ==========
 Weighted average shares outstanding - diluted                 3,260,000          3,185,000          3,951,000
                                                              ==========         ==========         ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT GROUP, LTD.
                            CONSOLIDATED BALANCE SHEETS
                          As of December 31, 1998 and 1999
                    (Dollars in thousands, except per share amounts)



                                                                                                 1998                    1999
                                                                                          ------------------     ------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                                             $            4,226     $            1,248
    Marketable securities                                                                              7,797                  8,932
    Current portion of note receivable from related party                                              2,002                      -
    Note and other receivables, net                                                                    4,752                    365
    Inventories                                                                                       12,438                  9,661
    Prepaid expenses and other assets                                                                    690                    663
    Income tax receivable                                                                                  -                    171
    Deferred income taxes                                                                                892                      -
                                                                                          ------------------     ------------------
         Total current assets                                                                         32,797                 21,040
 Note receivable from related party                                                                      499                  1,747
 Property and equipment, net                                                                           1,983                    758
 Deferred income taxes                                                                                 1,748                      -
 Goodwill, net of amortization of  $38 in 1998 and $27,767 in 1999                                    27,415                      -
 Other assets                                                                                            118                    114
                                                                                          ------------------     ------------------
        Total assets                                                                      $           64,560               $ 23,659
                                                                                          ==================     ==================

 LIABILITIES
 Current liabilities:
    Due to factor                                                                         $            3,868     $            9,105
    Accounts payable                                                                                   7,134                  5,540
    Current portion of note payable to related party                                                     400                      -
    Accrued expenses                                                                                   1,297                  2,462
    Income taxes payable                                                                                 554                    490
                                                                                          ------------------     ------------------
        Total current liabilities                                                                     13,253                 17,597
 Capital lease obligations                                                                               252                    188
 Note payable to related party                                                                         1,227                  1,747
 Deferred income taxes                                                                                     7                      7
                                                                                          ------------------     ------------------
        Total liabilities                                                                             14,739                 19,539
                                                                                          ------------------     ------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                                 -                      -
 Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                            -                      -
 Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued                             73                     73
 Capital in excess of par value                                                                       35,196                 35,008
 Accumulated other comprehensive income (loss) - unrealized (losses) gains on marketable
  securities, net                                                                                       (190)                    22
 Retained earnings (deficit)                                                                          43,583                 (2,681)
                                                                                          ------------------     ------------------
                                                                                                      78,662                 32,422
 Less common stock in treasury, at cost; 3,339,000 shares in 1998 and 3,276,000 in 1999              (28,841)               (28,302)
                                                                                          ------------------     ------------------
        Total stockholders' equity                                                                    49,821                  4,120
                                                                                          ------------------     ------------------
        Total  liabilities and stockholders' equity                                       $           64,560     $           23,659
                                                                                          ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.


                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1998 and 1999
                            (Dollars in thousands)



                                                                                    1997               1998               1999
                                                                                 ----------         ---------           ---------
Operating Activities:
   Net income (loss)                                                             $   (4,618)        $     493           $ (46,264)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
     Depreciation and amortization                                                      523               320               1,322
     Provision for impairment of assets held-for-sale                                 1,500               541                   -
    Write-down of apparel investment, including goodwill                                  -                 -              27,999
    Reserve for other receivables                                                         -                 -               3,029
     Accretion of discounts on investments                                             (362)             (822)               (340)
    (Gain) loss on the sale of marketable securities                                     84               752                (426)
     Gain on sale of property and equipment                                               -            (2,855)               (239)
     Equity in loss of affiliate                                                        623                 -                   -
     Loss on affiliate transactions                                                       -             1,168               2,981
     Provision (benefit) for deferred taxes                                               -            (1,127)              2,513
    Changes in assets and liabilities, net of effects of business acquired:
      Decrease in inventories                                                             -               125               2,777
      Decrease (increase) in income tax receivables                                   9,828             1,100                (171)
      (Increase) decrease in receivables and prepaid expenses and other assets          662              (347)                323
      Increase in due to factor                                                           -               376               5,237
      Increase (decrease) in accounts payable and accrued expenses                      176            (3,228)               (664)
      (Decrease) increase in income tax payable                                      (3,143)              702                 (64)
                                                                                 ----------         ---------           ---------
                Net cash provided (used) by operating activities                      5,273            (2,802)             (1,991)
                                                                                 ----------         ---------           ---------

Investing Activities:

  Sales of marketable securities                                                     14,730            44,484               4,808
  Purchases of marketable securities                                                (13,499)          (42,507)             (5,129)
  Proceeds from debt investment and repayment of advance                              1,880               727                   -
  Purchases of property and equipment                                                (1,869)              (66)               (302)
  Net proceeds from sale of property and equipment                                        -            30,178                 284
  Purchases of assets held-for-sale and related costs                                (4,377)              (49)                  -
  Net advances made in connection with business acquired                                  -           (25,889)                  -
                                                                                 ----------         ---------           ---------
                Net cash (used) provided by investing activities                     (3,135)            6,878                (339)
                                                                                 ----------         ---------           ---------

Financing Activities:
  Proceeds from short-term borrowings                                                10,000                 -               1,662
  Repayment of short-term borrowings                                                (20,500)                -              (1,662)
  Proceeds (payment) from note-receivable - related party                                 -               500                (589)
  Purchase of treasury stock                                                         (3,638)           (1,483)                  -
  Payment of capital lease obligations                                                    -                (4)                (59)
                                                                                 ----------         ---------           ---------
                Net cash used by financing activities                               (14,138)             (987)               (648)
                                                                                 ----------         ---------           ---------

                (Decrease) increase in cash and cash equivalents                    (12,000)            3,089              (2,978)


Cash and cash equivalents:
   Beginning of period                                                               13,137             1,137               4,226
                                                                                 ----------         ---------           ---------
   End of period                                                                 $    1,137         $   4,226           $   1,248
                                                                                 ==========         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1997, 1998 and 1999
                            (Dollars in thousands)




                                                                Capital in   Common     Retained        Other            Total
                                                       Common   Excess of   Stock in    Earnings     Comprehensive    Comprehensive
                                                       Stock    Par Value   Treasury    (Deficit)    Income (Loss)    Income (Loss)
                                                      -------   ---------   ---------   ---------    --------------   -------------
 Balance as of December 31, 1996                      $    73   $  36,767   $ (31,979)  $  47,708    $          246
 Purchase of treasury stock                                                    (3,638)
 Net loss for 1997                                                                         (4,618)                    $      (4,618)
 Unrealized gains on marketable securities, net
     of income tax provision of $2,612                                                                        3,939           3,939
                                                      -------   ---------   ---------   ---------    --------------   -------------
 Balance as of December 31, 1997                           73      36,767     (35,617)     43,090             4,185   $        (679)
 Treasury stock issued in connection with business
  acquired                                                                      8,259
 Difference between cost and value assigned to
   treasury
  stock issued in connection with business acquired                (1,766)
 Warrants issued in connection with business acquired                 195
 Purchase of treasury stock                                                    (1,483)
 Net  income for 1998                                                                         493                     $         493
 Unrealized losses on marketable securities, net
     of income tax benefit of $2,903                                                                         (4,375)         (4,375)
                                                      -------   ---------   ---------   ---------    --------------   -------------
 Balance as of December 31, 1998                           73      35,196     (28,841)     43,583              (190)  $      (3,882)
                                                                                                                      =============
 Treasury stock issued to former stockholders of
   business acquired                                                 (188)        539
 Net  loss for 1999                                                                       (46,264)                    $     (46,264)
 Unrealized gains on marketable securities                                                                      212             212
                                                      -------   ---------   ---------   ---------    --------------   -------------
 Balance at December 31, 1999                         $    73   $  35,008   $ (28,302)  $  (2,681)   $           22   $     (46,052)
                                                      -------   ---------   ---------   ---------    --------------   -------------


 The accompanying notes are an integral part of these consolidated financial statements.

1.  Nature of Operations
    --------------------

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. As of December 31, 1999 and 1998, the Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. ("Periscope" ). On December 28, 1998, GIANT MARINE GROUP, LTD. ("GIANT MARINE") was dissolved and the remaining assets and liabilities were transferred to the Company.

     Periscope was acquired by the Company in December 1998 (See Note 3 to these Consolidated Financial Statements). Periscope was organized under the laws of the State of Delaware in 1998 and is the successor, by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope provides an extensive line of high-quality women and children's clothing in the moderate price category to mass merchandisers and major retailers, primarily for sale under private labels. Effective April 11, 2000, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Ralph Stone Chief Executive Officer and Scott Pianin, a long-time Periscope senior executive, president of the company.

     GIANT MARINE was organized under the laws of the State of Delaware in November 1996. GIANT MARINE started and operated the Luxury Yacht Co-Ownership Program (the "Co-Ownership Program") with two yachts until November 1997, when the Co-Ownership Program was ended. During 1998, GIANT MARINE chartered its two yachts until they were both sold (See Note 5 to these Consolidated Financial Statements).

     For the year ended December 31, 1999, the Company had a net loss of $46,264 which included an impairment loss of $27,078 and non-cash charges of $6,010. In addition, the Company was not in compliance with certain covenants under its factoring agreement (See Note 10 to these Consolidated Financial Statements) which allows for the lender to demand repayment of the balance due at any time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is in discussions with the factor to amend the factoring agreement. Subsequent to December 31, 1999, the factor has continued to make advances to Periscope. However, there are no assurances the factor will continue to provide advances to Periscope in the future and not demand payment on the loan. The Company is currently reviewing several strategies concerning Periscope's operations and cash flows but has not yet decided on a course of action. Effective April 11, 2000, the Company entered into an agreement with Stone Investments Banking LLC ("LLC"). Management representation provided by LLC will include, but is not limited, to the management of Periscope's operations on a daily basis and representing Periscope regarding the negotiation of debt with all creditors, including the factor. Giant paid a $40,000 fee upon the execution of this agreement and will pay $40,000 per 30 day period, plus reasonable expenses.

2.   Significant Accounting Policies
     -------------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of GIANT and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company recorded an equity non-cash loss in its affiliate investment under the equity method of accounting for the period ended December 18, 1997. Subsequent to this date, the Company accounts for its affiliate investment as a marketable security classified as available-for-sale. (See Note 7 to these Consolidated Financial Statements.)
Revenue Recognition
--------------------

     Revenue is recognized upon shipment of merchandise to its customers.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)



Yacht Organization Costs
------------------------

     Certain Co-Ownership Program costs, related to the preparation of the yachts for use and organization costs, including legal and professional fees, were originally deferred and would have been amortized to income over a period of not more than one year, beginning with the start of operations in February 1997. However, because the Co-Ownership Program ended in November 1997, all costs were charged to expense in 1997. The Company included income, upon the completion of the charter of the yachts, in Co- Ownership Program costs and expenses.

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

Comprehensive Income
--------------------

     Effective in the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of total comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or loss and stockholders' equity. SFAS 130 requires the change in the Company's unrealized gains and losses on marketable securities, net of deferred income taxes, be included in total comprehensive income. Prior year's consolidated statements of stockholders' equity have been reclassified to conform to these requirements.

Marketable Securities
---------------------

     Investments in equity securities and corporate bonds are classified as available-for-sale or trading securities. Investments available-for-sale are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity, net of deferred income taxes. Trading securities are carried at market and unrealized gains and losses on trading securities are included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income. The cost of securities sold is based on the specific identification method. See Note 6 to these Consolidated Financial Statements.

Inventories
------------

     Inventories are stated at the lower of cost (first-in, first-out) or market. See Note 8 to these Consolidated Financial Statements.

Fair Value of Financial Instruments
------------------------------------

     Due to the short maturities of the Company's cash, receivables and payables, the carrying value of these financial instruments approximates their fair value. The fair value of the Company's debt, excluding note payable to related party, is estimated based on the current rates offered to the Company for debt with similar remaining maturities. The note receivable from and note payable to related party has been discounted at an interest rate of 8%. See Note 14 to these Consolidated Financial Statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


Depreciation and Amortization
-----------------------------

     Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease (See
Note 9 to these Consolidated Financial Statements). Maintenance and repairs are charged against results of operations as incurred.

     The estimated useful lives of the Company's property and equipment are as follows:

            Machinery and equipment              5-7   years

            Furniture and fixtures               7     years

            Automobiles                          5     years

            Computer equipment and software      3-5   years


Long-Lived Assets
------------------

     The Company follows the guidelines set forth in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" (`'SFAS 121'') when reviewing its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair value and the carrying amount of the assets. Impairment would be recognized in operating results if a diminution in value occurred. See Note 3 to these Consolidated Financial Statements.

Amortization of  Goodwill
-------------------------

     Goodwill is amortized on a straight-line basis over 40 years. See Note 3 to these Consolidated Financial Statements.

Transactions with International Suppliers
------------------------------------------

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

     A substantial portion of Periscope's net sales and gross profits are derived from a small number of large customers. Periscope does not currently have any long-term contracts with any of its customers and can provide no assurance that these customers will continue to place orders with Periscope or that orders by such customers will continue at their previous levels. (See Note 20 to these Consolidated Financial Statements).

     Periscope sells nearly all of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of such accounts. The factor approves the credit of Periscope's customers prior to sale. If the factor disapproves a customer sales order, Periscope bears the credit risk if the sale is completed. The factor may terminate the factoring agreement after giving Periscope notice as stated in the factoring agreement. Such termination could have a material adverse effect on the Company's consolidated financial condition and results of operations if Periscope could not replace the factoring agreement within such period. See Note 10

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


to these Consolidated Financial Statements.

     Periscope does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. The manufacturers manufacture Periscope's products to its specifications. The inability of a manufacturer to ship Periscope's products in a timely manner or to meet Periscope's quality standards could adversely affect the ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of Periscope's products or could otherwise have an adverse effect on the Company's consolidated financial condition and results of operations. There are no formal arrangements between Periscope and any of its contractors or suppliers.

     Beginning in 1999, substantially all of Periscope's products are being manufactured in foreign countries, primarily Mexico, China and Taiwan. Operations may be adversely affected by political instability resulting in disruption of trade from foreign countries in which Periscope's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports. In addition, Periscope's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods, which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. Periscope's imported products, excluding goods from Mexico which are subject to the North American Free Trade Agreement , are also subject to United States customs duties which are a material portion of Periscope's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to Periscope's imports could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, these estimates and assumptions are reasonable and result in the fair presentation of the consolidated financial statements.

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

Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


3.   Acquisition
     -----------

     In December 1998, the Company acquired 100% of the outstanding common stock of Periscope. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, Periscope's assets and liabilities have been recorded at their fair market value as of the date of acquisition. Periscope's results of operations for the 20 day period beginning December 12, 1998 were included in the Company's consolidated statement of operations for the year ended December 31, 1998.

     The initial cost of the acquisition included 953,093 shares of Company common stock, which were held in treasury and valued at $6,493, 75,000 Company warrants valued at $195 and exercisable at $7.25 over a five year period, and transaction costs of $259. In addition, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings. On May 18, 1999, the Company's Board of Directors approved the capitalization of this advance. In August 1999, the Company issued an additional 62,500 shares of common stock, valued at $352, to former Periscope stockholders (see next paragraph). The excess of the total cost over the estimated fair value of the net assets acquired of $27,805, based on the Company's allocation of the purchase price, was allocated to goodwill and is being amortized on a straight-line basis over 40 years (see subsequent paragraph).

     The Company was under an obligation to issue up to 225,000 shares of additional Company common stock to the former Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, which exceeded $13 million dollars for the year ended December 31, 1999. On May 18, 1999, the Company's Board of Directors approved an election that was given to the former Periscope stockholders on July 23, 1999. The election gave the former Periscope stockholders a choice of receiving their pro-rata portion of 62,500 shares of the Company's common stock and also their pro-rata portion of an additional 62,500 shares of the Company's common stock should Periscope's pre-tax profits for the twelve months ended June 30, 2000 exceed $13 million, instead of receiving 225,000 shares of the Company's common stock, as previously discussed. On August 13, 1999 ("Election Date"), all former Periscope stockholders elected to receive their pro-rata portion of 62,500 shares of the Company's common stock. The Company valued the stock at $352, which represented the fair market value of the common stock on the Election Date. The former Periscope stockholders received the common stock, which was held in treasury, in September 1999.

     During the third quarter of 1999 the Company determined that a receivable acquired in the acquisition would not be collected within one year. The Company recorded a discount of $139 and reclassified $602 to long-term other assets. The Company subsequently determined that this receivable was uncollectable and recorded a provision for loss of $1,525 for the year ended December 31, 1999.

     Effective April 11, 2000, Periscope entered into an agreement with Stone Investment Banking, LLC ("SIB"). Management representation provided by SIB will include, but is not limited, to the management of Periscope's operations on a daily basis and representing Periscope regarding the negotiation of debt with all creditors, including the factor. GIANT paid a $40,000 fee upon the execution of this agreement and will pay $40,000 per 30-day period, plus reasonable expenses. Effective April 11, 2000, the Company announced that Periscope terminated the employment of Mr. Sands as president and chief executive officer and appointed Ralph Stone of SIB as chief executive officer. In addition, Scott Pianin, a long-time Periscope senior executive was named president of the company.

     The following unaudited proforma financial information reflects the Company's consolidated results of operations as if the acquisition of Periscope had taken place on January 1, 1997. This unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the merger occurred on those dates, nor is it indicative of the results

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


that may occur in the future.


                                             Year Ended        Year Ended
                                              12/31/97          12/31/98
                                             ----------        ----------
Net sales                                    $   87,957        $   76,043
Net loss                                          5,872             3,544
                                             ==========        ==========

Net loss per share:
Basic                                        $     1.39        $     0.85
                                             ==========        ==========
Diluted                                      $     1.39        $     0.85
                                             ==========        ==========

4.   Earnings (Loss) Per Share

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

     The following shows the reconciliation of Basic EPS and Diluted EPS for the years-ended 1997, 1998 and 1999:

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

                                                                  For the year ended 1997
                                                                  -----------------------
                                                   Net Loss                Shares                 Per Share
                                                 (Numerator)            (Denominator)              Amount
                                                 -----------            -------------             ---------
Basic Loss per Share
--------------------
  Loss available to common stockholders          $    (4,618)               3,260,000             $   (1.42)
                                                 ===========            =============             =========

                                                                  For the year ended 1999
                                                                  -----------------------
                                                   Net Loss                Shares                 Per Share
                                                 (Numerator)            (Denominator)              Amount
                                                 -----------            -------------             ---------

Basic Earnings per Share
------------------------
  Income available to common stockholders        $       493                3,184,000             $    0.15
                                                 ===========                                      =========

Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
    Options issued to employees and non-employee
      directors and warrants issued in connection
      with the merger                                                           1,000
  Income available to common stockholders        $       493                3,185,000             $    0.15
                                                 ===========            =============             =========

                                                                  For the year ended 1999
                                                                  -----------------------
                                                   Net Loss                Shares                 Per Share
                                                 (Numerator)            (Denominator)              Amount
                                                 -----------            -------------             ---------
Basic Loss per Share
--------------------
  Loss available to common stockholders          $   (46,264)               3,951,000             $  (11.71)
                                                 ===========            =============             =========

     The Company's 2,101,000 stock options and 75,000 warrants are not included in the Diluted EPS calculation for 1998 since in each case the securities exercise price is greater than the average market price of the Company's common stock. In 1997 and 1999, the Company did not include 2,076,000 and 2,136,000 stock options and 0 and 75,000 warrants in the calculation of loss per share as the effect would be anti-dilutive as losses were reported for both years.

5.   Sale of Co-Ownership Yachts
     ---------------------------

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



6.   Marketable Securities
     ---------------------

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


     At December 31, 1998 and 1999, investments classified as available-for-sale and trading securities are as follows:

                                                          Unrealized        Deferred Tax       Inc (Dec)
Available for Sale (1999)       Fair Value      Cost      Gain (Loss)      Liability, Net      In Equity
------------------------        ----------   ---------    -----------      --------------      ---------
Equity Securities               $    3,630   $   3,596    $        34                          $      34
Corporate bonds                        634         646            (12)                  -            (12)
                                ----------   ---------    -----------      --------------      ---------
Total                           $    4,264   $   4,242             22      $            -      $      22
                                ==========   =========    ===========      ==============      =========

Trading Securities (1999)       Fair Value      Cost
------------------------        ----------    --------

Corporate Bonds                 $    4,668    $  4,711
                                ==========    ========

                                                          Unrealized        Deferred Tax       Decrease
Available for Sale (1998)       Fair Value      Cost        (Loss)           Asset, Net        In Equity
------------------------        ----------   ---------    -----------      --------------      ---------

Equity Securities               $    3,912   $   4,113    $       201      $           81      $     120
Corporate Bonds                      1,276       1,392            116                  46             70
                                ----------   ---------    -----------      --------------      ---------
Total                           $    5,188   $   5,505    $       317      $          127      $     190
                                ==========   =========    ===========      ==============      =========

Trading Securities (1998)       Fair Value      Cost
------------------------        ----------    --------

Corporate Bonds                 $    2,609    $  2,605
                                ==========    ========

     The maturities for corporate and U.S. government bonds at December 31, 1998 and 1999 are as follows:

                                                   1998                              1999
                                         -------------------------        ------------------------
                                         Fair Value      Cost             Fair Value       Cost
                                         ----------     ----------        ----------    ----------
Due in one through five years            $    3,885     $    3,997        $    3,737    $    3,763
Due after five through 10 years                   -              -             1,565         1,594
                                         ----------     ----------        ----------    ----------
                                         $    3,885     $    3,997        $    5,302    $    5,357
                                         ==========     ==========        ==========    ==========

     During 1999, interest expense was $24 at a weighted average interest rate of 6% on short-term margin borrowings that were collateralized by certain marketable securities.

     For the years ended December 31, 1998 and 1999, the Company recorded a loss on the decline in the market values of certain equity securities of $1,168 and $2,981, respectively. The cost basis reflects the decline in the value of these securities.



7.   Affiliates' Transactions
     ------------------------

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

     At December 31, 1999, the Company accounted for its investment of approximately 1,006,000 and 535,000 common shares in Santa Barbara Restaurant Group, Inc. ("SBRG") and Checkers Drive-In Restaurants, Inc. ("Checkers") as marketable securities, classified as investments available-for-sale. The Company's Chairman of the Board, President and Chief Executive Officer of the Company ("CEO") serves on the board of directors of each affiliate company.

     In November 1996, KCC obtained $5,100 of Checkers 13% restructured debt for $5,000 along with 2,849,000 Checkers warrants to purchase Checkers common stock at an exercise price of $.75 per share, exercisable at any time until November 22, 2002. Over the years, Checkers repaid a portion of the principal with proceeds Checkers received from the sale of assets and funds coming from a private placement of its common stock. KCC recorded the Checkers Warrants at $1,168 equal to the difference between the ending market price of Checkers common stock on November 22, 1996 and the exercise price of $.75 per share multiplied by the number of Checkers Warrants. Due to the trend during 1997 and 1998 of Checkers' common stock to trade below $.75, the Company, at December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1,168 in 1998.

     In March 1999, KCC exchanged its remaining $2,995 face value of Checkers 13% restructured debt for 998,377 shares of SBRG's $.08 par value common stock valued at a market price of $3.00. The additional shares were purchased by the Company in the open market during 1998. The Company recorded investment income of approximately $129 equal to the remaining unamortized discount of the 13% restructured debt. In October 1999, the SBRG shares were registered under the Securities Act of 1933. As a result of the continuing decline in the market value of the SBRG common stock and the company's operating losses the Company recorded a loss of approximately $1.6 million on this investment for the year ended December 31, 1999.

     The Company's investment in Rally's Hamburgers, Inc. (Rally's) common stock was converted into Checkers stock on August 9, 1999 as a result of Checkers and Rally's merging in an all-stock transaction, which was previously announced on January 29, 1999. The merger agreement, approved by the stockholders of both Checkers and Rally's, provided that each outstanding share of Rally's stock be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) was retired after the merger. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company owns approximately 535,000 shares of Checkers common stock or approximately 6% of the outstanding shares of Checkers common stock and owns warrants to purchase approximately 237,000 shares of Checkers common stock at a strike price of $3.00. Checkers will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future. As of December 31, 1998 and prior to the August 1999 merger, the Company owned approximately 3,226,000 shares of Rally's which were accounted for as a marketable security classified as investment available-for-sale. The Company began its investment in Rally's in 1987, its highest investment equal to 7,430,000 shares or 48% of Rally's outstanding common stock as recent as December 31, 1995. In 1996, the Company's investment decreased primarily due to the sale of 4,293,000 shares to Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants Inc., an affiliate of Fidelity. Prior to December 18, 1997, the date the Company's equity ownership percentage decreased to approximately 13% from 15% (as of December 31, 1996), the Company accounted for this investment under the equity accounting method.

Operating results for Rally's for the year ended December 31,         1997
-------------------------------------------------------------      ----------
Revenues                                                           $  144,930
Less: operating costs                                                 141,610
                                                                   ----------
Income from operations                                             $    3,320
                                                                   ==========

Net loss                                                           $   (4,516)
                                                                   ==========

GIANT'S share of non-cash equity loss                              $     (623)
                                                                   ==========


     As a result of the continuing decline in the market value of the Checkers common stock and the company's operating losses, the Company recorded a loss of approximately $1.4 million on this investment for the year ended December 31, 1999.

8.  Inventories
    ------------

At December 31,                             1998         1999
---------------                         -----------  -----------

Raw materials                           $     6,686  $     4,926
Work in progress                              2,218          971
Fininshed goods                               3,534        3,764
                                        -----------  -----------
  Total inventories                     $    12,438  $     9,661
                                        ===========  ===========


9.   Property and Equipment
     ----------------------

At December 31,                             1998         1999
---------------                         -----------  -----------

Land                                    $        16  $         -
Machinery and equipment                         250          220
Furniture and fixtures                          370          220
Automobiles                                      34           93
Computer equipment and software                 797          838
Leasehold improvements                        1,240        1,294
                                        -----------  -----------
                                              2,707        2,604
Less: accumulated depreciation and
  amortization                                 (724)      (1,846)
                                        -----------  -----------
                                        $     1,983  $       758
                                        ===========  ===========


     During the first quarter of 1999, the Company's land in Pennsylvania, not deemed essential to operations, was sold and a gain of $268 was recognized. In November 1999, the Company signed an agreement to sublease its corporate office for two years beginning in February 2000 (See Note 13 to these Consolidated Financial Statements). As a result of this sublease, the Company expensed the remaining unamortized leasehold improvements of $863 and included it in depreciation expense for the year ended December 31, 1999. In March 2000, the
Company sold   substantially all of its furniture and equipment to the
sublessee for cash of $120. As a result, the Company recognized a loss of $29 on the sale of the furniture and equipment for the year ended December 31, 1999.

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




10.   Factor and Financing Arrangements
      ----------------------------------

    On August 10, 1999, Periscope signed an agreement ("Factoring Agreement") with a new, major factor to obtain a new

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

factoring line. This Factoring Agreement replaced the Company's May 1999 letter of credit agreement and the former factoring agreement. The May 1999 agreement and the new agreement were both with the same factor. Upon the termination of May letter of credit agreement, the Company received back from the factor its collateral security deposit of $2,000, plus interest. As defined in the Factoring Agreement, daily working capital borrowing of up to 90% of eligible accounts receivable (currently 85%), 50% of letters of credit outstanding issued by Periscope and 50% of eligible inventory are permitted.
The maximum borrowings under the Factoring Agreement are $36 million. The outstanding debt is collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. In addition, the Company guarantees $4 million and $1million is personally guaranteed by Mr. Sands. Borrowings are subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge is applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. On October 1, 1999 this interest rate is subject to a 3% increase on certain borrowings as defined in the Factoring Agreement. Periscope is required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. The factoring line shall continue until the last day of the 24th month from the date the Factoring Agreement was signed and thereafter automatically renews from year to year unless terminated at the option of Periscope with 60 days of acceptable written notice given to the factor or terminated by the factor by giving 5 days written notice to Periscope.

     The uncollected balance of receivables held by the factor was approximately $21 million and $12 million for the periods ended December 31, 1999 and 1998, respectively. Due to Factor includes amounts due under the Factoring line of $7.1 million and $2.8 million and reserve for sales, returns, discounts and allowances of $2.0 million and $1.1 million as of December 31, 1999 and 1998, respectively. Interest on the total outstanding debt was 8.75% and 8.25% at December 31, 1999 and 1998, respectively. Total charges including interest expense, factoring fees and commissions were $3,221 and $105 for 1999 and for the 20-day period ended December 31,1998, respectively, and are included in factoring and financing costs in the Company's consolidated financial statements.

     At December 31, 1999 and through March 31, 2000, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. These financial covenants included not maintaining a tangible net worth of $7,500 as defined in the Factoring Agreement, not maintaining a current ratio of 1.4 to 1.0 as defined in the Factoring Agreement and not maintaining a minimum working capital of $5,500 as defined in the Factoring Agreement The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding balance gross amount, $8.2 million at December 31, 1999, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $1.2 million and the total outstanding, including letters of credit of $2.2 million, was $30.4 million at December 31, 1999. Currently, the factor has restricted the borrowing by Periscope, availability being based only on new shipments of goods, and is limiting the issuance of additional letters of credit. It is expected that these restrictions will continue until the default conditions have been resolved, and the overadvance has been reduced to amounts acceptable to the factor. The Company is in discussions with the factor to amend the factoring agreement and renegotiate its credit facility, including its factoring agreement. Subsequent to December 31, 1999, the factor has continued to make advances to Periscope under the existing agreement. However, there are no assurances the factor will continue to provide advances to Periscope in the future and not demand payment on the loan. To date, no formal demand to Periscope has been made by the factor. Periscope is having on-going discussions with the factor to resolve these issues.






11.  Capital Lease Obligations
     -------------------------

     The Company, through its subsidiary, Periscope, has capital lease obligations that consist of the following:



At December 31,                               1998         1999
---------------                            ----------   ----------

Capital lease obligations due through
 August 2003 with interest ranging from
 8.3% to 12.3% and secured by related
 equipment                                 $      311   $      252
Less-Current maturities of capital
 lease obligation                                 (59)         (64)
                                           ----------   ----------
                                           $      252   $      188
                                           ==========   ==========


Minimum annual payments under the capital leases, including interest, at December 31, 1999, are as follows:

        2000                                                    $   85
        2001                                                        85
        2002                                                        85
        2003                                                        39
        2004 and thereafter                                          -
                                                                ------
   Present value of future minimum
    payments                                                       294
     Less-Amount representing interest                             (42)
                                                                ------
   Net minimum payments                                            252
     Less-Current maturities of capital lease obligations          (64)
                                                                ------
   Capital lease obligations                                    $  188
                                                                ======










12.  Income Taxes
     ------------

     The benefit (provision) for income taxes is comprised of the following:

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

For the year ended December 31,                          1997            1998          1999
-------------------------------                       ----------     ----------     -----------
Current federal income tax benefit                    $    1,066     $      764     $         -

Deferred federal income tax benefit (provision)                -            927          (2,335)

Current state income tax benefit                           3,104             30               -

Deferred state income tax benefit                              -            200            (207)
                                                      ----------     ----------     -----------

Benefit (provision) for income taxes                  $    4,170     $    1,921     $    (2,542)
                                                      ==========     ==========     ===========

     The following is a reconciliation between the benefit (provision) for income taxes and the amounts computed by applying the federal statutory rate of 34% to pre-tax income or loss.

For the year ended December 31,                          1997            1998          1999
-------------------------------                       ----------     ----------     -----------
Statutory federal tax benefit on pre-tax loss         $    2,988     $      486     $    14,865
State tax benefit, net of federal taxes                      270             44           1,311
Permanent items                                              (36)           (76)           (375)
State tax reversal                                         3,100              -               -
(Increase) decrease in valuation allowance                (2,401)         1,530         (18,752)
Other net                                                    249           (63)             409
                                                      ----------     ----------     -----------
Benefit (provision) for income taxes                  $    4,170     $    1,921     $    (2,542)
                                                      ==========     ==========     ===========

Deferred tax assets and [liabilities] of the company consists of the following:

At December 31,                                         1998         1999
---------------                                      ----------  ----------
Operating losses                                       $  2,010
Reserves and other, net                                     503
                                                        -------
                Subtotal                                  2,513
Unrealized investment losses, net                           127
                                                       --------
Net deferred tax assets                                $  2,640

Investment in Rally's/Checkers                         $  2,562  $    2,562
State capital loss carryforward                           2,310       2,764
Operating losses                                            842       4,890
Depreciation                                               (112)       (146)
Loss on affiliate transactions                                -       1,186
Goodwill write-off                                            -      10,878
Reserves and other, net                                       -       4,108
Other, net                                                   58      (1,830)
Valuation allowance                                      (5,667)    (24,419)
                                                       --------  ----------
Net deferred tax long-term liability                   $     (7) $       (7)
                                                       --------  ----------

     At December 31, 1999, the Company has a net operating loss carryforward ("NOL") for Federal income tax purposes of $15,547 and $12,982 for state income tax purposes which expire in various dates through 2019. Upon the occurrence of certain

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

events, such as a change in ownership, the use of future NOL's may be limited,

     The valuation allowance at December 31, 1998 and 1999 is provided because it is not likely, as defined in SFAS 109, "Accounting for Income Taxes", that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

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

13.  Leases
     ------

     On November 3, 1999, the Company signed an agreement to sublease its current executive space beginning in February 2000 at the same annual rental and for the remaining period under the lease agreement signed in October 1996 ("Master Lease"). The sublessee paid the Company $49 representing a security deposit of $25 and the first month's rent. The Company will continue to account for the Master Lease and account for the sublease as operating leases. The Company remains primarily liable for the annual rent due to the original lessor under the Master Lease. The sublessee is subject to all the terms of the Master Lease which are applicable to the sublessor as tenant.

     The Company is obligated under noncancelable operating leases, with variable terms and renewal options, for automobiles, warehouse, showroom and administrative facilities. Approximate future minimum annual lease payments, exclusive of required payments for increases in real estate taxes and operating costs, under noncancelable leases with a remaining term in excess of one year at December 31, 1999 are as follows:

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)




                                                  Sublease
    Year              Consolidated        GIANT        Income       Periscope
-------------        ---------------    -----------  -----------   -------------
    2000             $         1,109    $       346  $      (243)  $       1,006
    2001                         996            389         (305)            912
    2002                         699            188         (101)            612
    2003                         538             88                          450
2004 and thereafter              832            148                          684



     Total rental expense for the years 1997, 1998 and 1999 amounted to $316, $313 and $1,000, respectively.

     On February 11, 2000, the Company signed a lease agreement to move its executive office to leased premises consisting of approximately 1,900 square feet at an annual base rent of approximately $59. The lease period for the Company's new executive office is 60 months, expiring in 2005, with one, five-year renewal option. The Company moved into its new executive office space in March 2000.

14.  Related Party Transactions
     --------------------------

     For the years ended December 31, 1997, 1998 and 1999, the Company paid fees of approximately $ 453, $ 548, and $225 for legal and accounting services to members of its Board of Directors.

     At December 31, 1998 and 1999, Periscope was the holder of a non-interest bearing note for $2,606 from Mr. Sands payable in installments of $2,002 on December 31, 1999 and $302 on December 31, 2000 and 2001, respectively. Periscope is also the maker of a non-interest-bearing note for $2,000 payable to Mr. Sands in five annual installments of $400, commencing on December 1, 1999. The note receivable from and the note payable to related party have been discounted at 8% and have unamortized discounts of $105 and $253, respectively, at December 31, 1998 and 1999. No payments were made on either note in 1999. The Company recorded a reserve of $1,395 on the note receivable in 1999.

     At December 31, 1998 and 1999, advances of approximately $1,421 and $1,524 were due from a manufacturing contractor located in Mexico and utilized by Periscope. The advances were due on demand and were non-interest bearing. After a re-evaluation of this asset, Periscope concluded that these advances may not be collected and recorded a provision for loss of $1,524 for the year ended December 31, 1999. During 1999, Periscope paid this contractor approximately $5.8 million for cutting and sewing services.

     Periscope purchased transportation-related services of $267 from Global Air, Inc., which is controlled by Mr. Sands, during the year ended December 31,1999. No services were purchased from Global Air, Inc. during the 20-day period ended December 31, 1998. In addition, Periscope paid $20 for performance compensation for the 20-day period ended December 31, 1998 to S.R.P. Sales, Inc. (''S.R.P.''), which is controlled by Scott Pianin, a Periscope executive. Effective January 1, 1999, all performance-based compensation was paid directly to Scott Pianin in accordance with his employment agreement and was no longer paid to S.R.P.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


15.  Preferred Stock
     ---------------

     Authorized preferred stock consists of 2,000,000 shares, $.01 par value, issuable in one or more series with such dividend rates, liquidation preferences and redemption, conversion and voting right restrictions as may be determined by the Company's Board of Directors. No preferred stock has been issued.

16.  Class A Common Stock, $.01 Par Value
     ------------------------------------

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

17.    Treasury Stock
       --------------

     For the two years ended December 31, 1997 and 1998 , the Company, with the approval of the Board of Directors, purchased 459,000 shares at a cost of $3,638, and 207,000 shares at a cost of $1,483, respectively.

     In September 1999 and December 1998, the Company issued 62,500 and 953,000 treasury shares to former Periscope stockholders (see Note 3 to these Consolidated Financial Statements).



18.     Common Stock Options
        --------------------

     Under the 1996 Employee Stock Option Plan (the"1996 Plan"), 1,000,000 shares of the Company's $.01 par value common stock were reserved for future options. The options, in general, can be issued as either incentive or non-qualified options in accordance with the 1996 Plan and may be exercised in whole or in part any time after the date of grant and terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the $.01 par value common stock on the date of grant. In 1996, 200,000 options, at an exercise price of $8.25, which were exercisable in 1997 and terminate in five years, had been granted to the Company's Chief Executive Officer. In December 1998, these 200,000 options were cancelled and reissued at $8.25, are exercisable immediately and terminate in December 2005. In addition, 15,000 options at an exercise price of $7.81 had been granted to the Company's Chief Financial Officer in 1997 and terminate 10 years from the grant date. The options vest at a rate of 5,000 a year, beginning in 1998.

     Under the 1996 Stock Option Plan for Non-Employee Directors, as amended on March 20, 1998, (the "Amended Director Plan"), 400,000 shares of the Company's $.01 par value common stock were reserved for future options. Pursuant to the Amended Director Plan, each Non-Employee Director was entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the "Adoption Date") or 5,000 (10,000 in 1997) shares upon the subsequent initial appointment to the Board of Directors. On each anniversary of the Adoption Date or the subsequent appointment date, respectively, each Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. Upon election to the Executive Committee on or after July 12, 1996, and on each anniversary thereafter, the Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the $.01 par value common stock on the date of grant. At December 31, 1999, 170,000 options had been granted to four of the Non-Employee members of the current Board of Directors. The exercise prices are $5.438 for 5,000 options, $6.4375 for 5,000 options, $6.688 for 10,000 options, $6.750 for
25,000, $6.813 for 20,000 options, $6.875 for 40,000 options, $7.25 for 5,000
options, $7.625 for 20,000 options and $7.75 for 40,000 options.   No options
under the Amended Director Plan have been exercised.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


     Prior to August 1995, the Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT $.01 par value common stock, of which no options are presently outstanding and options for 6,000 shares have been exercised under this plan as of December 31, 1999. The Non-Qualified Plan provided for the granting of options to purchase 3,000,000 shares of GIANT $.01 common stock and terminate 10 years from date of grant. As of December 31, 1999, 1,750,952 options are exerciseable at prices ranging from $6.75 to $7.38 and terminate in 2005. Options for 307,500 shares have been exercised under this plan as of December 31, 1999. No options under Non-Qualified Plan were exercised during the three-year period ended December 31, 1999.

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


                                                                                  Year ended December 31,
                                                                             1997         1998          1999
                                                                          -------------------------------------
Net income (loss)                                   As reported           $  (4,618)    $    493    $  (46,264)
                                                    Proforma                 (4,789)    $    264    $  (46,373)

Basic earnings (loss) per share                     As reported           $   (1.42)    $   0.15    $   (11.71)
                                                    Proforma                  (1.47)        0.08    $   (11.74)

Diluted earnings (loss) per share                   As reported           $   (1.42)    $   0.15    $   (11.71)
                                                    Proforma                  (1.47)        0.08    $   (11.74)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999 respectively: no dividend yield for any years; expected volatility of 37 % for 1997, 36% for 1998 and 38% for 1999; risk-free rate of return of 6.4% for 1997, 5.6% for 1998 and 5.6% for 1999; and expected lives of 5 and 10 years for 1997, 5,7 and 10 years for 1998 and 5,7 and 10 years for 1999. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996 therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

A summary of options is as follows:

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


                                                          Weighted                   Weighted                  Weighted
                                                           Average                    Average                   Average
                                             1997         Exercise       1998        Exercise       1999       Exercise
                                            Shares         Price        Shares         Price       Shares        Price
                                            ---------     ---------     ---------    --------      ---------   --------
Beginning balance                           2,056,000     $    6.93     2,076,000    $   6.93      2,106,000   $   6.93
Granted                                        75,000          7.18       230,000        8.03         30,000       6.78
Exercised                                           -                           -                          -
Canceled                                      (55,000)         6.98      (200,000)       8.25              -
                                            ---------                   ---------                  ---------   --------
Ending balance                              2,076,000          6.93     2,106,000        6.93      2,136,000       6.93
                                            =========                   =========                  =========   ========

Options exercisable
 at end of year                             2,059,000                   2,096,000                  2,131,000
                                            =========                   =========                  =========

Weighted average price of fair
 value of options granted                   $    3.03                   $    2.71                  $    2.87



The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                            Options Outstanding                                                   Options Exercisable
----------------------------------------------------------------------------               ---------------------------------
                          Outstanding         Wtd. Avg.          Wtd. Avg.                   Exercisable         Wtd. Avg.
    Range of                  at              Remaining         Exercisable                      at             Exercisable
 Exercise Prices         Dec. 31, 1999    Contractual Life         Price                    Dec. 31, 1999          Price
-----------------       ---------------  ------------------    -------------               ---------------     -------------

 $5.44 to $6.88              1,851,000        5.1 years            $6.75                        1,851,000          $6.75
 $7.25 to $7.81                 85,000        3.1 years            $7.68                           80,000          $7.67
     $8.25                     200,000        5.9 years            $8.25                          200,000          $8.25
                        ---------------                                                    ---------------
 $5.44 to $8.25              2,136,000        5.1 years            $6.93                        2,131,000          $6.92
                        ---------------                                                    ---------------

19.  Stockholders Rights Plan
     ------------------------

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

  Effective December 4, 1998, in connection with the acquisition of Periscope, the Rights Agreement was amended to exclude Mr. Sands, from the definition of an Acquiring Person thereunder with respect to shares of the Company's Common Stock he was to acquire solely pursuant to the merger agreement.


20. Information Concerning Business Segments
    ----------------------------------------

  During 1998, the Company has adopted SFAS 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that management organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure--any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current accounting standards.

  The Company has one reportable segment, women and children's clothing, which was acquired through an acquisition, effective December 11, 1998. Periscope's five largest customers accounted for approximately 69.1% of sales in 1999 and include Kmart, Sears and Charming Shoppes (Fashion Bug), which accounted for approximately 30.7%, 14.5% and 10.7%. Other customers include Costco Wholesale, Cato Stores, Montgomery Ward, Wal-Mart and Shopko Stores of its customers. On January 1, 1999, Periscope's allowance for bad debts was $59, increased by a provision for bad debts of $69 and reduced by write-offs of bad debts of $28 during 1999 resulting in an ending balance in Periscope's allowance for bad debts of $100 at December 31, 1999. The Company's consolidated statement of operations reflects the net sales, cost of goods sold and selling and shipping expenses for the 20-day period ended December 31, 1998 and for the year ended December 31, 1999. Periscope's depreciation and amortization was $43 and $285, factor and financing costs were $105 and $3,221, income tax benefit (expense) was $327 and $(2,849) and capital expenditures were $0 and $302 for the 20-day period ended December 31, 1998 and for the year ended December 31, 1999, respectively. Periscope's total assets at December 31, 1998 and 1999 were $47,765 and $12,982, respectively. The accounting policies for this segment are the same as those described in the Company's significant accounting polices (see
Note 2 to these Consolidated Financial Statements).

21.  Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------

                                                                    For the years ended December 31,
                                                                     1997           1998          1999
                                                                   --------       --------      --------
Cash paid for income taxes                                         $ 10,855       $  2,193      $    323
Cash paid for interest                                                  153             87         2,532
Financing of Co-ownership program assets
Fair value of assets of business acquired                                           23,226
Liabilities assumed of business acquired                                           (43,732)
Fair value of common stock issued for
  business acquired                                                                  6,947

Cash advanced to business acquired                                                $ 28,500
Cash received by Company from business acquired                                     (2,611)
                                                                                  --------
Net cash advanced by Company for business acquired                                $ 25,889
                                                                                  ========

22.  Commitments and Contingencies
     -----------------------------

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

     Harbor.  In February 1996, Harbor Finance Partners ("Harbor") commenced a
     -------
derivative action, purportedly on behalf of Rally's, against Rally's officers and directors and GIANT, David Gotterer, and Burt Sugarman before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that directors and officers of both Rally's and GIANT, along with GIANT breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. The NASDAQ closing price of the Senior Notes as of August 5, 1999 was $89, approximately 31% higher

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


than the repurchase price of $67 7/8. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss this action. On April 3, 1997, the Chancery Court denied defendants' motion. In the second quarter of 1999, the plaintiffs filed document requests and interrogatories. Because of the merger of Rally's 8into Checkers (See Note 7 to these Consolidated Financial Statements), plaintiffs lost their standing to maintain this action, and voluntarily dismissed the action on September 10, 1999.

     KCC/Pike Santa Monica Action.  In October 1996, KCC filed a complaint, in
     -----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach of fiduciary duty, fraudulent concealment, breach of contract, unfair business practices and permanent and preliminary injunctive relief and against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc., on a declaratory relief claim. The complaint seeks damages for the breach by Joseph Pike and the NeoGen Entities of a July 24, 1996 agreement by which KCC agreed to contribute $6,000, in return for a 26% equity interest in the entity producing the drug, Mifepristone, in the United States and other parts of the world ("NeoGen Agreement"). The $6,000 contribution was not funded. On February 19, 1997, Joseph Pike and the NeoGen Entities filed an answer to the complaint, denying its material allegations and raising affirmative defenses. On that date, the NeoGen Entities also filed a cross-complaint against KCC, the Company, and certain of the Company's directors, Terry Christensen, David Malcolm and Burt Sugarman, which alleged causes of action for fraud, breach of contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage and unfair business practices. In October 1997, KCC settled their action with the licensors, the Population Council, Inc. and Advances in Health Technology, Inc., and in November 1997, KCC settled their action with Joseph Pike. On May 1, 1998, the court granted the NeoGen Entities summary adjudication on KCC's cause of action for breach of
contract.  Discovery in this action is complete.   On October 2, 1998, the court
entered an order, which, among other things, effectively eliminates NeoGen Entities' ability to obtain any money judgement from KCC and the other cross-defendants. On February 23, 1999, the court entered judgement pursuant to a Stipulation for Judgement, by which the parties' respective claims are dismissed with prejudice, save and except for the right to appeal certain issues. On or about April 22, 1999, NeoGen filed a notice of appeal of that judgement. On or about June 8, 1999, KCC filed a notice of cross-appeal. The parties have reached a full and complete settlement of this action pursuant to which the appeal was dismissed by stipulation on or about March 30, 2000.

     First Albany Corp. v. Checkers. This putative class action was filed on
     -------------------------------
September 29, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and Checkers (the "Proposed Merger"), and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. In view of a decision by the Company, Rally's and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of that they choose to proceed.

     Steinberg (s) v. Checkers.  This putative class action was filed on October
     --------------------------
2, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. As with the complaint detailed herein above in Suckman, the complaint arises out of the Proposed Merger, and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiffs allegedly initiated thecomplaint on behalf of all stockholders of Checkers and seek, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated,rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. For the reasons stated above in the Suckman action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of that they choose to proceed.

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

     On September 20, 1999, the Company was notified by the New York Stock Exchange ("NYSE") that it fails to meet the recently effective continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million ("continued listing standards"). The Company has responded with a business plan, to the Listings and Compliance Committee of NYSE for review, that demonstrates compliance with these standards within 18 months of receipt of the NYSE notice. On March 20, 2000, the Company received notice that the business plan had been accepted. However, because Periscope's operations incurred significant losses from its operations for the year ended December 31, 1999, the Company expects to submit a new plan that demonstrates compliance with the NYSE listing standards, but is also exploring other alternatives for the public trading of its common stock.

     The Company has employment contracts with the Chairman of the Board, President and Chief Executive Officer of the Company ("CEO") providing for an annual base salary of $1,000 increased annually by 10% over the prior year to a maximum of $1.6 million, life insurance in the face amount of $5 million, and upon expiration of this agreement a termination payment equal to twice the then base compensation, and an annual bonus determined, year to year, by the Incentive Compensation Committee of the Board of Directors within specified guidelines of the Incentive Compensation Plan, expiring on December 31, 2005. In January 2000, the CEO voluntarily authorized the Company to decrease his annual salary to $450. No change to his benefits was made.The CEO, at his discretion, at any time may increase his salary to the current level as stated in his current contract. No retroactive salary adjustment will be made. In addition, Periscope has an employment contract with Mr. Sands providing for an annual base salary of $950 in the second and third years of the agreement (adjusted in July
1999) and an annual salary of $500 in the fourth and fifth year and a performance based bonus, determined year to year, of $450 in the fourth and fifth years of the agreement, plus an annual nonaccountable $50 business expense allowance. This contract expires on December 31, 2002. Effective April 11, 2000, Periscope terminated Mr. Sands for cause and management believes ths Company will not be required to pay any salary subsequent to his dismissal. Persicope also has employment contracts with its operations executive providing for an annual base compensation of $184 and additional compensation based on achieving certain performance criteria, expiring on December 31, 2002 and with the accounting and finance executive providing for annual compensation of approximately $168, expiring on April 30, 2003.

     Periscope has a noncompetition agreement with a former Periscope stockholder. The agreement calls for an annual fee of $75, payable in weekly installments, through May 2001.

     Periscope had approximately $2.7 and $3.3 million of open letters of credit outstanding at December 31, 1999 and 1998, respectively.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

Report of Independent Public Accountants

To the Board of Directors of GIANT GROUP, LTD.:

We have audited the accompanying consolidated balance sheets of GIANT GROUP, LTD. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and is in default of their factoring arrangement that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP



Los Angeles, California
April 12, 2000

                                GIANT GROUP, LTD.
                             QUARTERLY FINANCIAL DATA
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

               Quarter Ended                                              March 31    June 30  September 30   December 31
-------------------------------------------------------------          --------------------------------------------------
1999
 Net sales                                                                $  19,362   $ 17,630   $   21,971     $  13,668
 Cost of sales                                                               14,677     13,881       17,608        16,679
                                                                          ---------   --------   ----------     ---------
 Gross profit (loss)                                                          4,685      3,749        4,363        (3,011)
 Costs and expenses, excluding apparel writedown                              3,641      4,265        4,909         8,119
 Writedown of apparel investment, including goodwill                              -          -            -        27,999
                                                                          ---------   --------   ----------     ---------
 Income (loss) from operations                                                1,044       (516)        (546)      (39,129)
 Other income (expense)                                                         248       (213)        (995)         (634)
 Loss on affiliate transactions                                                   -          -            -        (2,981)
                                                                          ---------   --------   ----------     ---------
 Income (loss) before benefit (provision) for income taxes                    1,292       (729)      (1,541)      (42,744)
 Benefit (provision) for income taxes                                          (588)       186          505        (2,645)
                                                                          ---------   --------   ----------     ---------
 Net income (loss)                                                        $     704   $   (543)  $   (1,036)    $ (45,389)
                                                                          =========   =========  ==========     =========
 Basic earnings (loss) per common share                                   $    0.18   $  (0.14)  $    (0.26)    $  (11.38)

 Diluted earnings (loss) per common share                                 $    0.17   $  (0.14)  $    (0.26)    $  (11.38)

 Weighted average shares - basic earnings (loss) per
   common share                                                           3,927,000   3,927,000    3,960,000     3,990,000
                                                                          =========   =========   ==========    ==========
 Weighted average shares - diluted earnings (loss)
   per common shared                                                      4,128,000   3,927,000    3,960,000     3,990,000
                                                                          =========   =========   ==========    ==========

(1) The calculations for the quarters ended June 30, 1999, September 30, 1999 and December 31, 1999 do not include 2,131,000, 2,136,000 and 2,136,000 potentially dilutive stock options and 75,000 and potentially dilutive warrants as the effect of these securities would be anti-dilutive because the exercise prices of these options, ranging from a high of $8.25 to a low of $5.44, exceed the the average market price of the Company's common stock for the quarters.

               Quarter Ended                                              March 31    June 30  September 30   December 31
-------------------------------------------------------------          --------------------------------------------------
1998
 Net sales                                                                $       -   $       -  $         -    $   1,143
 Cost of sales                                                                    -           -            -        1,469
                                                                          ---------   --------   ----------     ---------
 Gross loss                                                                       -           -            -         (326)
 Costs and expenses                                                           1,462       1,029          811    $   1,583
                                                                          ---------   --------   ----------     ---------
 Loss from operations                                                        (1,462)     (1,029)        (811)      (1,909)
 Other income                                                                   599       3,583          528    $     241
 Loss on affiliate transactions                                                   -           -            -       (1,168)
                                                                          ---------   --------   ----------     ---------
 Income (loss) before benefit (provision) for income taxes                     (863)     2,554         (283)       (2,836)
 Benefit (provision) for income taxes                                             -       (697)       1,047         1,571
                                                                          ---------   --------   ----------     ---------
 Net income (loss)                                                        $    (863)  $  1,857   $      764     $  (1,265)
                                                                          =========   ========   ==========     =========
 Basic earnings (loss) per common share                                   $   (0.27)  $   0.58   $     0.24     $   (0.40)

 Diluted earnings (loss) per common share                                 $   (0.27)  $   0.58   $     0.24     $   (0.40)

 Weighted average shares - basic earnings (loss) per common share         3,181,000  3,181,000    3,181,000     3,194,000
                                                                          =========   ========   ==========     =========
 Weighted average shares - diluted earnings (loss) per common
  share                                                                   3,181,000  3,181,000    3,181,000     3,195,000
                                                                          =========   ========   ==========     =========

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this report:

       1. Financial Statements - See Item 8 on page 21 for the Consolidated Financial Statements of the Company and page 48 for the Report of Independent Accountants.

       2. Financial Statement Schedules - No financial statement schedules of the Company for the three years ended December 31, 1999, 1998 and 1997 are filed as part of this Form 10-K because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       3.     Exhibits - See Exhibit Index on page 51 of this Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.
(cont.)

(b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)  Exhibits Required by Item 601 of Regulation S-K:

              See Item 14 (a) 3 of this Form 10-K.

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

3.2 Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company's Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

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

                             ---------------------

No.      Description of Exhibit
---      ------------------------

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

10.4 GIANT GROUP, LTD. 1997 Incentive Compensation Plan (Exhibit D in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.5 Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6 Employment Agreement dated January 1, 1998, between Glenn Sands and Periscope (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6.1 Amendment dated December 11, 1998, to Employment Agreement dated January 1, 1998, between Glenn Sands and Periscope (filed as Exhibit
         10.8.1 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6.2* Employment Agreement dated March xx, 2000 between Glenn Sands and Periscope.

10.7 Employment Agreement dated January 1, 1998, between Scott Pianin and Periscope (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.7.1 Amendment dated December 11, 1998, to Employment Agreement dated January 1, 1998, between Scott Pianin and Periscope(filed as Exhibit
         10.9.1 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.8 Promissory Note of Glenn Sands payable to the order of Periscope in the principal amount of $2,606,000(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.8.1 Periscope letter to Glenn Sands regarding deferral on Mr. Sands promissory note(filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.9 Promissory Note of Periscope payable to the order of Glenn Sands in the principal amount of $2,000,00(filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

                             ---------------------


No.      Description of Exhibit
---      ----------------------

10.10 Warrant issued to L.H. Friend to Purchase Common Stock of the Company, dated December 11, 1999 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.12 Amended and Restated Credit Agreement dated as of November 22, 1996 among Checkers, CKE as Agent, and the lenders listed therein (filed as Exhibit 4.1 to Checkers Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.13 Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. dated November 22, 1996 (filed as Exhibit 4.3 to Checkers Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.14 SETTLEMENT AND LIMITED RELEASE AGREEMENT between GIANT and Fidelity and CKE, dated March 21, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q for the first quarterly period ended March 31, 1997, and incorporated herein by reference).

10.15 Letter of Credit Security Agreement between the Company and Century Business Credit Corporation, dated May 26, 1999 (filed as Exhibit 10.1 to the Company's Form 10-Q for the second quarterly period ended June 30, 1999, and incorporated herein by reference).

10.16 Factor Agreement between Periscope Sportswear, Inc. and Century Business Credit Corporation, dated August 10, 1999 (filed as Exhibit
         10.2 to the Company's Form 10-Q for the second quarterly period ended June 30, 1999, and incorporated herein by reference).

10.17 Assignment and Assumption Agreement between the Company (as assignor), Periscope Sportswear, Inc. (as assignee) and Century Business Credit Corporation, dated August 10, 1999 (filed as Exhibit 10.3 to the Company's Form 10-Q for the second quarterly period ended June 30, 1999, and incorporated herein by reference).

10.18 Limited Guaranty by the Company of up to $4 million dollars in connection with the Factor Agreement between Periscope Sportswear, Inc. and Century Business Credit Corporation, dated August 10, 1999. (filed as Exhibit 10.4 to the Company's Form 10-Q for the second quarterly period ended June 30, 1999, and incorporated herein by reference).

21*      List of Subsidiaries.

23.1*    Consent of Arthur Andersen LLP on GIANT's financial statements.

27*      Financial Data Schedules.

99*      Risk Factors

         * Exhibit included with this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GIANT GROUP, LTD.
                                    Registrant


Date:  April 12, 2000          By:  /s/Burt Sugarman
                                    --------------------------------------------
                                    Burt Sugarman
                                    Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 12, 2000          By:  /s/ Burt Sugarman
                                    --------------------------------------------
                                    Burt Sugarman
                                    Chairman of the Board and
                                    Chief Executive Officer

Date:  April 12, 2000          By:  /s/William H. Pennington
                                    --------------------------------------------
                                    William H. Pennington
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

Date:  April 12, 2000          By:  /s/David Gotterer
                                    --------------------------------------------
                                    David Gotterer
                                    Director

Date:  April 12, 2000          By:  /s/Terry Christensen
                                    --------------------------------------------
                                    Terry Christensen
                                    Director

Date:  April 12, 2000          By:  /s/ David Malcolm
                                    --------------------------------------------
                                    David Malcolm
                                    Director

Date:  April 12, 2000          By:  /s/ Jeff Rosenthal
                                    --------------------------------------------
                                    Jeff Rosenthal
                                    Director