Form 10-K405/A
period 1999-12-31
GIANT GROUP LTD
filed 2000-04-18
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        GIANT GROUP, LTD.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the years ended December 31, 1997, 1998 and 1999

                          (Dollars in thousands, except per share amounts

                                                                1997                1998               1999
                                                              ----------         ----------         ----------
 Net sales                                                    $        -         $    1,143         $   72,631
 Cost of sales                                                         -              1,469             62,845
                                                              ----------         ----------         ----------
 Gross profit (loss)                                                   -               (326)             9,786
                                                              ----------         ----------         ----------

 Costs and expenses:
    Selling and shipping                                               -                287              9,342
    General and administrative                                     4,458              3,810              7,313
    Depreciation and other                                           523                283              1,250
    Co-ownership program, net of charter income                    4,996                347                  -
    Writedown of apparel investment, including goodwill                -                 38             27,999
    Reserve for other receivables                                      -                  -              3,029
    Merger and related legal                                           -                165                  -
                                                              ----------         ----------         ----------
                                                                   9,977              4,930             48,933
                                                              ----------         ----------         ----------
 Loss from operations                                             (9,977)            (5,256)           (39,147)
                                                              ----------         ----------        -----------
 Other income (expense):
     Investment and other income                                   2,049              3,000                928
     Gain (loss) on the sale of marketable securities                (84)              (752)               426
     Gain on sale of property and equipment                            -              2,855                239
     Factoring and financing costs                                  (153)              (107)            (3,187)
                                                              ----------         ----------         ----------
                                                                   1,812              4,996             (1,594)
                                                              ----------         ----------         ----------
 Affiliate transactions:
    Equity in loss of affiliate                                     (623)                 -                  -
    Loss on affiliate transactions                                     -             (1,168)            (2,981)
                                                              ----------         ----------         ----------
                                                                    (623)            (1,168)            (2,981)
                                                              ----------         ----------          ---------
 Loss before benefit (provision) for income taxes                 (8,788)            (1,428)           (43,722)
 Benefit (provision) for income taxes                              4,170              1,921             (2,542)
                                                              ----------         ----------         ----------
 Net income (loss)                                            $   (4,618)        $      493         $  (46,264)
                                                              ==========         ==========         ==========
 Basic earnings (loss) per common share                       $    (1.42)        $     0.15         $   (11.71)
                                                              ==========         ==========         ==========
 Diluted earnings (loss) per common share                     $    (1.42)        $     0.15         $   (11.71)
                                                              ==========         ==========         ==========
 Weighted average shares outstanding - basic                   3,260,000          3,184,000          3,951,000
                                                              ==========         ==========         ==========
 Weighted average shares outstanding - diluted                 3,260,000          3,185,000          3,951,000
                                                              ==========         ==========         ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                 GIANT GROUP, LTD.
                            CONSOLIDATED BALANCE SHEETS
                          As of December 31, 1998 and 1999
                    (Dollars in thousands, except per share amounts)



                                                                                                 1998                    1999
                                                                                          ------------------     ------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                                             $            4,226     $            1,248
    Marketable securities                                                                              7,797                  8,932
    Current portion of note receivable from related party, net                                         2,002                      -
    Note and other receivables, net                                                                    4,752                    365
    Inventories                                                                                       12,438                  9,661
    Prepaid expenses and other assets                                                                    690                    663
    Income tax receivable                                                                                  -                    171
    Deferred income taxes                                                                                892                      -
                                                                                          ------------------     ------------------
         Total current assets                                                                         32,797                 21,040
 Note receivable from related party                                                                      499                  1,747
 Property and equipment, net                                                                           1,983                    758
 Deferred income taxes                                                                                 1,748                      -
 Goodwill, net of amortization of  $38 in 1998 and $27,767 in 1999                                    27,415                      -
 Other assets                                                                                            118                    114
                                                                                          ------------------     ------------------
        Total assets                                                                      $           64,560               $ 23,659
                                                                                          ==================     ==================

 LIABILITIES
 Current liabilities:
    Due to factor                                                                         $            3,868     $            9,105
    Accounts payable                                                                                   7,134                  5,540
    Current portion of note payable to related party                                                     400                      -
    Accrued expenses                                                                                   1,297                  2,462
    Income taxes payable                                                                                 554                    490
                                                                                          ------------------     ------------------
        Total current liabilities                                                                     13,253                 17,597
 Capital lease obligations                                                                               252                    188
 Note payable to related party                                                                         1,227                  1,747
 Deferred income taxes                                                                                     7                      7
                                                                                          ------------------     ------------------
        Total liabilities                                                                             14,739                 19,539
                                                                                          ------------------     ------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                                 -                      -
 Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                            -                      -
 Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 issued                             73                     73
 Capital in excess of par value                                                                       35,196                 35,008
 Accumulated other comprehensive income (loss) - unrealized (losses) gains on marketable
  securities, net                                                                                       (190)                    22
 Retained earnings (deficit)                                                                          43,583                 (2,681)
                                                                                          ------------------     ------------------
                                                                                                      78,662                 32,422
 Less common stock in treasury, at cost; 3,339,000 shares in 1998 and 3,276,000 in 1999              (28,841)               (28,302)
                                                                                          ------------------     ------------------
        Total stockholders' equity                                                                    49,821                  4,120
                                                                                          ------------------     ------------------
        Total  liabilities and stockholders' equity                                       $           64,560     $           23,659
                                                                                          ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.


                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1998 and 1999
                            (Dollars in thousands)



                                                                                    1997               1998               1999
                                                                                 ----------         ---------           ---------
Operating Activities:
   Net income (loss)                                                             $   (4,618)        $     493           $ (46,264)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
     Depreciation and amortization                                                      523               320               1,322
     Provision for impairment of assets held-for-sale                                 1,500               541                   -
    Write-down of apparel investment, including goodwill                                  -                 -              27,999
    Reserve for other receivables                                                         -                 -               3,029
     Accretion of discounts on investments                                             (362)             (822)               (340)
    (Gain) loss on the sale of marketable securities                                     84               752                (426)
     Gain on sale of property and equipment                                               -            (2,855)               (239)
     Equity in loss of affiliate                                                        623                 -                   -
     Loss on affiliate transactions                                                       -             1,168               2,981
     Provision (benefit) for deferred taxes                                               -            (1,127)              2,513
    Changes in assets and liabilities, net of effects of business acquired:
      Decrease in inventories                                                             -               125               2,777
      Decrease (increase) in income tax receivables                                   9,828             1,100                (171)
      (Increase) decrease in receivables and prepaid expenses and other assets          662              (347)                320
      Increase in due to factor                                                           -               376               5,237
      Increase (decrease) in accounts payable and accrued expenses                      176            (3,228)               (664)
      (Decrease) increase in income tax payable                                      (3,143)              702                 (65)
                                                                                 ----------         ---------           ---------
                Net cash provided (used) by operating activities                      5,273            (2,802)             (1,991)
                                                                                 ----------         ---------           ---------

Investing Activities:

  Sales of marketable securities                                                     14,730            44,484               4,808
  Purchases of marketable securities                                                (13,499)          (42,507)             (5,129)
  Proceeds from debt investment and repayment of advance                              1,880               727                   -
  Purchases of property and equipment                                                (1,869)              (66)               (302)
  Net proceeds from sale of property and equipment                                        -            30,178                 284
  Purchases of assets held-for-sale and related costs                                (4,377)              (49)                  -
  Net advances made in connection with business acquired                                  -           (25,889)                  -
                                                                                 ----------         ---------           ---------
                Net cash (used) provided by investing activities                     (3,135)            6,878                (339)
                                                                                 ----------         ---------           ---------

Financing Activities:
  Proceeds from short-term borrowings                                                10,000                 -               1,662
  Repayment of short-term borrowings                                                (20,500)                -              (1,662)
  Proceeds (payment) from note-receivable - related party                                 -               500                (589)
  Purchase of treasury stock                                                         (3,638)           (1,483)                  -
  Payment of capital lease obligations                                                    -                (4)                (59)
                                                                                 ----------         ---------           ---------
                Net cash used by financing activities                               (14,138)             (987)               (648)
                                                                                 ----------         ---------           ---------

                (Decrease) increase in cash and cash equivalents                    (12,000)            3,089              (2,978)


Cash and cash equivalents:
   Beginning of period                                                               13,137             1,137               4,226
                                                                                 ----------         ---------           ---------
   End of period                                                                 $    1,137         $   4,226           $   1,248
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

     For the year ended December 31, 1999, the Company had a net loss of $46,264 which included an impairment loss of $27,078 and non-cash charges of $6,010. In addition, the Company was not in compliance with certain covenants under its factoring agreement (See Note 10 to these Consolidated Financial Statements) which allows for the lender to demand repayment of the balance due at any time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is in discussions with the factor to amend the factoring agreement. Subsequent to December 31, 1999, the factor has continued to make advances to Periscope. However, there are no assurances the factor will continue to provide advances to Periscope in the future and not demand payment on the loan. The Company is currently reviewing several strategies concerning Periscope's operations and cash flows but has not yet decided on a course of action. Effective April 11, 2000, the Company entered into an agreement with Stone Investments Banking LLC ("SIB"). Management representation provided by SIB will include, but is not limited, to the management of Periscope's operations on a daily basis and representing Periscope regarding the negotiation of debt with all creditors, including the factor. Giant paid a $40,000 fee upon the execution of this agreement and will pay $40,000 per 30 day period, plus reasonable expenses.

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

8.  Inventories
    ------------

At December 31,                             1998         1999
---------------                         -----------  -----------

Raw materials                           $     6,686  $     4,926
Work in progress                              2,218          971
Fininshed goods                               3,534        3,764
                                        -----------  -----------
  Total inventories                     $    12,438  $     9,661
                                        ===========  ===========


9.   Property and Equipment
     ----------------------

At December 31,                             1998         1999
---------------                         -----------  -----------

Land                                    $        16  $         -
Machinery and equipment                         250          159
Furniture and fixtures                          370          220
Automobiles                                      34           93
Computer equipment and software                 797          838
Leasehold improvements                        1,240        1,294
                                        -----------  -----------
                                              2,707        2,604
Less: accumulated depreciation and
  amortization                                 (724)      (1,846)
                                        -----------  -----------
                                        $     1,983  $       758
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

     At December 31, 1999 and through March 31, 2000, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. These financial covenants included not maintaining a tangible net worth of $7,500 as defined in the Factoring Agreement, not maintaining a current ratio of 1.4 to 1.0 as defined in the Factoring Agreement and not maintaining a minimum working capital of $5,500 as defined in the Factoring Agreement The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding gross balance, $7.1 million at December 31, 1999, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $1.2 million and the total outstanding, including letters of credit of $2.7 million, was $31.2 million at December 31, 1999. Currently, the factor has restricted the borrowing by Periscope, availability being based only on new shipments of goods, and is limiting the issuance of additional letters of credit. It is expected that these restrictions will continue until the default conditions have been resolved, and the overadvance has been reduced to amounts acceptable to the factor. The Company is in discussions with the factor to amend the factoring agreement and renegotiate its credit facility, including its factoring agreement. Subsequent to December 31, 1999, the factor has continued to make advances to Periscope under the existing agreement. However, there are no assurances the factor will continue to provide advances to Periscope in the future and not demand payment on the loan. To date, no formal demand to Periscope has been made by the factor. Periscope is having on-going discussions with the factor to resolve these issues.


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