Form 10-Q
period 2000-03-31
GIANT GROUP LTD
filed 2000-05-22
CIK 41296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

              For the first quarterly period ended March 31, 2000

                               GIANT GROUP, LTD.

           9440 Santa Monica Blvd. Suite 407, Beverly Hills, CA 90210

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


  On May 19, 2000 the latest practicable date, there were 3,989,648 shares of
                           Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX



PART I.   FINANCIAL INFORMATION
-------------------------------
                                                                 Page No.
                                                                 --------
Item 1.   Financial Statements

             Consolidated Statements of Operations -
             Three-Month Periods Ended March 31, 2000 and 1999         3

             Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999                      4

             Consolidated Statements of Cash Flows -
             Three-Month Periods Ended March 31, 2000 and 1999         5

             Notes to Consolidated Financial Statements                6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10-12


PART II.     OTHER INFORMATION
------------------------------

Item 1.  Legal Proceedings                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

             (a) Exhibits

             (b) Reports on Form 8-K

Signature                                                              14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three-month periods ended March 31, 2000 and 1999
                                  (Unaudited)
(Dollars in thousands, except per share amounts)

                                                    Three months ended
                                                         March 31,
                                             --------------------------------
                                                2000                  1999
                                             ----------            ----------
Net sales                                    $   27,129            $   19,362
Cost of sales                                    22,295                14,677
                                             ----------            ----------
Gross profit                                      4,834                 4,685
                                             ----------            ----------

Operating expenses:
     Selling and shipping                         2,679                 1,916
     General and administrative                   1,147                 1,458
     Depreciation                                    60                    95
     Amortization of goodwill                         -                   172
                                             ----------            ----------
                                                  3,886                 3,641
                                             ----------            ----------

Income from operations                              948                 1,044
                                             ----------            ----------

Other income (expense):
     Factoring and financing costs                 (907)                 (561)
     Investment and other income                     10                   512
     Gain on sale of  property                        -                   269
     Gain on sale of marketable securities           17                    28
                                             ----------            ----------
                                                   (880)                  248
                                             ----------            ----------

Income before provision for income taxes             68                 1,292
Provision for income taxes                            -                   588
                                             ----------            ----------
Net income                                   $       68            $      704
                                             ==========            ==========

Basic earnings per common share              $     0.02            $     0.18
                                             ==========            ==========
Diluted earnings per common share            $     0.02            $     0.17
                                             ==========            ==========

Weighted average shares - basic               3,990,000             3,927,000
                                             ==========            ==========
Weighted average shares - diluted             3,990,000             4,128,000
                                             ==========            ==========


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share amounts)
                                                                                                March 31,      December 31,
                                                                                                  2000             1999
                                                                                               -----------     ------------
ASSETS                                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                                    $  2,236         $  1,248
   Marketable securities                                                                           7,118            8,932
   Note and other receivables, net                                                                   336              365
   Inventories                                                                                     8,889            9,661
   Prepaid expenses and other assets                                                                 944              663
   Income tax receivable                                                                             172              171
                                                                                                --------         --------
       Total current assets                                                                       19,695           21,040
Note receivable from related party                                                                 1,896            1,747
Property and equipment, net                                                                          938              758
Other assets                                                                                         116              114
                                                                                                --------         --------
       Total assets                                                                             $ 22,645         $ 23,659
                                                                                                ========         ========

LIABILITIES
Current liabilities:
   Due to factor                                                                                $ 10,688         $  9,105
   Accounts payable                                                                                3,759            5,540
   Accrued expenses                                                                                1,458            2,462
   Income taxes payable                                                                              491              490
   Deferred income taxes                                                                              55                -
                                                                                                --------         --------
       Total current liabilities                                                                  16,451           17,597
Capital lease obligations                                                                            170              188
Note payable to related party                                                                      1,747            1,747
Deferred income taxes                                                                                  7                7
                                                                                                --------         --------
       Total liabilities                                                                          18,375           19,539
                                                                                                --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                              -                -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                         -                -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                   73               73
Capital in excess of par value                                                                    35,008           35,008
Accumulated other comprehensive gain - unrealized gains on marketable
 securities, net                                                                                     104               22
Retained deficit                                                                                  (2,613)          (2,681)
                                                                                                --------         --------
                                                                                                  32,572           32,422
Less 3,276,000 shares of Common stock in treasury, at cost                                       (28,302)         (28,302)
                                                                                                --------         --------
       Total stockholders' equity                                                                  4,270            4,120
                                                                                                --------         --------
       Total liabilities and stockholders' equity                                               $ 22,645         $ 23,659
                                                                                                ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the three-month periods ended March 31, 2000 and 1999
                                  (Unaudited)
  (Dollars in thousands)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                           --------------------------
                                                                                            2000               1999
                                                                                           -------            -------
  Operating Activities:
    Net income                                                                             $    68            $   704
    Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                              61                 97
      Amortization of goodwill and other                                                         -                189
      Gain on sale of property                                                                   -               (269)
      Gain on sale of marketable securities                                                    (17)               (28)
      Accretion of discounts on investments                                                     (9)              (292)
    Changes in assets and liabilities:
      Decrease in inventories                                                                  772                824
      (Increase) decrease in receivables and prepaid expenses and other assets                (145)               302
      Increase (decrease) in due to factor                                                   1,583               (589)
      Decrease in accounts payable and accrued expenses                                     (2,785)            (1,751)
      Increase in income tax payable                                                             -                326
                                                                                           -------            -------
             Net cash used by operating activities                                            (472)              (487)
                                                                                           -------            -------

  Investing Activities:
    Sales of marketable securities                                                           1,962              3,250
    Purchases of marketable securities                                                         (96)            (3,765)
    Purchases of property and equipment                                                       (241)               (86)
    Net proceeds from sale of land                                                               -                284
                                                                                           -------            -------
             Net cash provided (used) by investing activities                                1,625               (317)
                                                                                           -------            -------

  Financing Activities:
    Principal payments on capital lease obligations                                            (16)               (14)
    Increase in note receivable from related party                                            (149)              (126)
                                                                                           -------            -------
             Net cash used by financing activities                                            (165)              (140)
                                                                                           -------            -------
             Increase (decrease) in cash and cash equivalents                                  988               (944)

  Cash and cash equivalents:
    Beginning of period                                                                      1,248              4,226
                                                                                           -------            -------
    End of period                                                                          $ 2,236            $ 3,282
                                                                                           =======            =======
  Supplemental disclosure of cash paid for:
    Income taxes                                                                           $     1            $   323
    Interest                                                                                   750                371

  The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K. However, for interim periods, customer returns and allowances are accrued based on expected annualized activity and cost of sales are computed using the gross profit method. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1999 Annual Report on Form 10-K.

     On March 31, 2000 and December 31, 1999, Periscope was not in compliance with certain covenants under its Factoring Agreement which allows the lender to demand repayment of the balance due at any time. This raises substantial doubt about the Company's ability to continue as a going concern. See Note 2 to these Consolidated Financial Statements. The Company's Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   Women and Children's Apparel Operations
     ---------------------------------------

     In December 1998, the Company acquired 100% of the outstanding common stock of Periscope and accounted for the transaction under the purchase method of accounting. The cost of the acquisition included 1,015,593 shares of Company Common Stock, which were held in treasury and valued at $6,845, 75,000 Company warrants valued at $195 and exercisable at $7.25 over a five year period, and transaction costs of $259. In addition, prior to the effective date of the acquisition, the Company made a gross advance of $28,500 in cash to Periscope, which Periscope used to reduce certain borrowings. In May1999, the Company's Board of Directors approved the capitalization of this advance.

     The excess of the total cost of the acquisition, over the estimated fair value of the assets acquired, was $27,805 based on the Company's allocation of the purchase price and was allocated to goodwill to be amortized on a straight-line basis over 40 years. The Company's Board of Directors reevaluated its women and children's apparel operations and because of significant losses from operations for 1999 and because Periscope needed additional working capital to continue operations, the Company's Board of Directors determined the investment in Periscope was not realizable from future operations. The Company determined there was an impairment in the value of this asset in 1999 and wrote-off its investment in Periscope, including goodwill.

     At December 31, 1999 and March 31, 2000, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding gross balance of $8.7 million at March 31, 2000, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $5.7 million and the total outstanding under the Factoring Agreement, including letters of credit of $2.0 million, was $35.9 million at March 31, 2000. On April 26, 2000, the Company amended its Cash Pledge and Security Agreement ("Agreement") with Century Business Credit Corporation ("Century"), whereby Century will continue to advance funds to Periscope pursuant to the Company's current Factoring Agreement. Under the Century Agreement, GIANT provided collateral of $3 million and guarantees of $2 million, replacing the previous $4 million guarantee under the Factoring Agreement. In addition, Glenn Sands, the former president and chief executive officer of Periscope had provided a guarantee of $1.0 million and provided an additional $.9 million of cash collateral during the current quarter. On March 31, 2000 and December 31, 1999, the uncollected balance of receivables held by the factor

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

was approximately $25.2 million and $21 million, respectively. Due to Factor includes amounts due under the factoring line of $8.7 million and $7.1 million and reserve for sales returns, discounts and allowances of $2.0 million and $2.0 million as of March 31, 2000 and December 31, 1999, respectively. The interest rate on the total outstanding debt was 9.25% and 8.75% at March 31, 2000 and December 31, 1999, respectively. Total charges including interest expense, factoring fees and commissions were $907 and $561 for the three months ended March 31, 2000 and 1999, respectively.

     Effective April 11, 2000, the Company entered into a short-term management agreement with Stone Investments Banking LLC ("SIB"). In connection with this agreement, Ralph Stone was appointed Chief Executive Officer of Periscope and a fee of $40,000 was paid to SIB by GIANT. In addition, effective April 11, 2000, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a long-time Periscope senior executive, president of Periscope. The management change at Periscope has now been completed and Mr. Stone is no longer the Chief Executive Officer of Periscope and the SIB management agreement has ended. In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former employee of Periscope, filed separate civil lawsuits against Periscope and the Company. On May 18, 2000, the Company provided an answer and counterclaim to Sands' complaint. The Company plans to respond to Mr. Sirchio's complaint in the very near future. See Footnote 7 to these Consolidated Financial Statements for both lawsuits.

3.   Earnings Per Share
     ------------------

     Basic earnings per common share ("Basic EPS") is computed by dividing reported net earnings available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for the three months ended March 31, 2000 and 1999 does not include 2,141,000 and 200,000 options and 75,000 warrants in both periods because the securities' exercise price exceeds the average market price of the Company's common stock for the period and therefore including these securities in this calculation would have an antidilutive effect on Diluted EPS.

     The following shows the reconciliation of Basic EPS and Diluted EPS for the three-month period ended March 31, 1999:

                                                                      Net Income             Shares          Per Share
                                                                      (Numerator)        (Denominator)       Amount
                                                                      -----------        -------------       ---------

Basic Earnings per Share

  Income available to common stockholders                             $       704           3,927,000        $      0.18
                                                                      ===========                            ===========

Diluted Earnings per Share
  Effect of dilutive securites:
    Options issued to employees and non-emplyee directors
     and warrants issued in connection with the acquisition                                   201,000
                                                                                         ------------
  Income available to common stockholders                             $       704           4,128,000        $      0.17
                                                                      ===========        ============        ===========

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

4.   Comprehensive Income
     --------------------

     The changes in components of comprehensive income (loss), net of provision (benefit) for income taxes, for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                       2000                                               1999
                              ---------------------------------------------------  -----------------------------------------------
                                  Pre-Tax           Tax              Net              Pre-Tax             Tax            Net
                                   Amount        Provision          Amount             Amount           Benefit         Amount
                              -------------  ---------------  -------------------  -------------     -----------     -------------

Other comprehensive loss:
  Unrealized gains (losses)
  on marketable securities,
  net                              $137            $55               $ 82               $(405)           $(162)           $(243)

  Net income                                                           68                                                   704

Comprehensive income                                                 $150                                                 $ 461
                                                                     ====                                                 =====


5.   Information Concerning Business Segments
     ----------------------------------------

     The Company's one reportable segment designs, manufactures and sells women and children's clothing. The Company's consolidated statement of operations reflects the segment's results of operations for the three months ended March 31, 2000 and 1999. Women and children's clothing sales made to three major customers represented approximately 62% and 68% of net sales for the current and three months ended, respectively.

6.   Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2001. The Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

7.   Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings of a nature considered normal to its business which have been described in the Company's 1999 Annual Report on Form 10-K. There have been no material changes to these claims and proceedings during the three months ended March 31, 2000. In addition to these actions, the Company is also involved in lawsuits as described in the following paragraphs.

     Jeffrey W. Sirchio, plaintiff, v. Periscope Sportswear, Inc. and GIANT
     ----------------------------------------------------------------------
CORPORATION.  On or about May 4, 2000, Mr. Jeffrey Sirchio, a former vice
------------
president for operations at Periscope, filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 3391, alleging claims against Periscope and GIANT for breach of contract and tortious interference with contract, allegedly arising from Periscope's termination of Mr. Sirchio's employment with Periscope on or about April 11, 2000. GIANT and Periscope plan to respond to Mr. Sirchio's complaint in the very near future, but they deny the material allegations of the Complaint and intend to vigorously defend this action. In addition, GIANT and Periscope contend that Mr. Sirchio was terminated for cause and that he is entitled to no damages pursuant to the matters

                               GIANT GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

alleged in the Complaint. Currently, Periscope and GIANT are preparing to file a counterclaim against Mr. Sirchio for damages and other relief arising from Mr. Sirchio's own breaches of his obligations to them, both during and after the term of Mr. Sirchio's contract with Periscope.

     Glenn Sands, plaintiff, v. GIANT GROUP, LTD., Periscope Sportswear, Inc.
     ------------------------------------------------------------------------
and David Gotterer.  On or about May 8, 2000, Mr. Sands filed a civil action in
-------------------
the United States District Court for the Southern District of New York, Case No. 00 Civ. 3472, alleging claims against GIANT, Periscope and David Gotterer (a current director of GIANT and Periscope) for breach of contract, negligent misrepresentation and fraudulent misrepresentation, allegedly arising from Periscope's termination of Mr. Sands's employment with Periscope on or about April 11, 2000, and from a claimed breach by GIANT of a proposed agreement with Mr. Sands. On May 18, 2000, the Company filed a motion for a preliminary injunction in conjunction with an answer and counterclaim to Sands' complaint. The answer denies all of the material allegations of the complaint and asserts that Mr. Sands is entitled to no damages pursuant to the matters alleged in the complaint. The counterclaim asserts, among other things, that Mr. Sands is violating his employment agreement, interfering with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. A hearing on the Company's motion for injunctive relief has been scheduled for May 26, 2000 before Judge Charles Brieant. To date, Mr. Sands has not responded to the counterclaim and no discovery has been taken.

     GIANT, Periscope and Mr. Gotterer intend to defend this action vigorously and to pursue vigorously their own claims against Mr. Sands.

     Since management does not believe that the previously mentioned lawsuits and other claims and legal proceedings, in which the Company is a defendant, contain meritorious claims, management believes that the ultimate resolution of the lawsuits will not materially and adversely affect the Company's consolidated financial position or results of operations.

     On April 18, 2000, the Company was notified by the NYSE, prior to the opening on April 25, 2000, that trading of its Common Stock would be suspended. In addition, the NYSE will file an application with the SEC to delist this security. The suspension resulted from the Company failing to meet the recently effective continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. On April 27, 2000, the Company announced that its Common Stock is trading on the OTC Bulletin Board under symbol "GPOL".

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION
               (Dollars in thousands, except per share amounts)


Results of Operations for the Three Months Ended March 31, 2000 ("Current
-------------------------------------------------------------------------
Period") Versus March 31, 1999 ("Prior Period")
------------------------------------------------

    Net sales for the current period were $27,129 compared to $19,362 for the prior period, an increase of $7,767 or approximately 40%. Periscope increased its woven product line, which resulted in sales increasing approximately 300% to $18,531 in the current period from $6,340 in the prior period. In addition, children's product sales reflected an increase of $291 to $1,231 in the current period from $940 in the prior period. These increases were offset by a decrease in knit product sales of $4,715 to $7,367 in the current period from $12,082 in the prior period.

    Gross profit for the current period was $4,834 or 17.8% of net sales compared to $4,685 or 24.2% of net sales in the prior period, and is based on the estimated annual gross profit including accruing customer returns and allowances based on expected annual activity. For the year ended December 31, 1999, Periscope's operations reflected higher sales returns, sales allowances and sales discounts than anticipated, late shipments, and deliveries, which were caused by a reduced availability of credit to obtain the raw materials to produce the goods on a timely basis, and an increase in inventory obsolescence and overstock charges resulting in actual year-end gross profit of 13.5%. The current period reflects the current estimated annual gross profit.

    Selling and shipping expenses for current period increased $763 to $2,679 compared to $1,916 in the prior period. This increase is due to higher selling salaries of $432 and higher sales commissions of $143 relating to higher sales and an increase in some commission rates in the current period. In addition, freight out increased by $183 in the current period primarily due to the utilization of an outside shipping facility to expedite certain shipments and provide timely delivery.

    General and administrative expenses for the current period were $1,147 compared to $1,458 in the prior period, a decrease of $311 or approximately 21%. During the fourth quarter of 1999, the Company's management continued to review GIANT corporate office expenses in an effort to cut costs and as a result, general and administrative expenses for the current quarter were reduced $649 or approximately 86% to $102 compared to $751 in the prior period. The Chairman of the Board, President and Chief Executive Officer ("GIANT's CEO") instructed the Company to retroactively cancel the termination payment due to him at the expiration of his employment agreement. As a result of this action, the Company reversed the accrued liability of $482 recorded at December 31, 1999, related to the termination payment. In addition, in January 2000 GIANT's CEO instructed the Company to decrease his annual salary to $450 from $1,100, a cost savings of approximately $162 per quarter or approximately 60%. The total decrease in GIANT's general and administrative costs was partially offset by an increase in general and administrative expenses of $338 for the apparel operations. Periscope's new management is reviewing apparel expenses in an effort to cut costs; however, Periscope may need to make changes to improve the apparel operations, which may result in some additional expenses this year. In addition, both Periscope and Giant will probably incur higher legal costs, which will be partially offset by insurance coverage, for the litigation discussed in Note 7 to the Company's Consolidated Financial Statements. For the current period, Periscope's professional fees increased by $219 mostly due to the utilization of an outside consultant for $149 and an increase in accounting and EDP salaries due to an increase in personnel. Beginning in the second quarter of 2000, Periscope's expenses will be reduced by at least $237 a quarter due to the termination of Mr. Sands as president and chief executive officer. In addition, new employment contracts with top Periscope personnel which will include equity ownership are currently being negotiated.

    Depreciation decreased $35 to $60 in the current period from $95 in the prior period primarily due to the write-off of the leasehold improvements and sale of certain office equipment in the fourth quarter of 1999 as a result of the move of GIANT's corporate office into a smaller and less expensive facility, which will save GIANT approximately $267 in the current year.

    There is no goodwill amortization in the current period due to the write-off of the Company's investment in Periscope, including goodwill in December1999.

    Other income (expense) for the current period decreased $1,128 to an expense of $880 from income of $248 in the prior period. Factor and financing costs increased $346 due to higher interest rates and a higher balance due to the factor in the current period. In addition, the Company's investment income decreased $502 to $10 from $512 in the prior period primarily due to higher investments in debt securities in 1999. In the prior period, the Company recorded a gain of $269 on the sale of land.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION
               (Dollars in thousands, except per share amounts)


Liquidity and Capital Resources
-------------------------------

     At March 31, 2000 and December 31, 1999, the Company had working capital of $3,244 and $3,443 with current ratios of 1.2 to 1 on both dates.

     At December 31, 1999 and March 31, 2000, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding gross balance of $8.7 million at March 31, 2000, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $5.7 million and the total outstanding under the Factoring Agreement, including letters of credit of $2.0 million, was $35.9 million at March 31, 2000. On April 26, 2000, the Company amended its Cash Pledge and Security Agreement ("Agreement") with Century Business Credit Corporation ("Century"), whereby Century will continue to advance funds to Periscope pursuant to the Company's current Factoring Agreement. Under the Century Agreement, GIANT provided collateral of $3 million and guarantees of $2 million, replacing the previous $4 million guarantee under the Factoring Agreement. In addition, Glenn Sands, the former president and chief executive officer of Periscope had provided a guarantee of $1.0 million and provided an additional $.9 million of cash collateral during the current quarter. On March 31, 2000 and December 31, 1999, the uncollected balance of receivables held by the factor was approximately $25.2 million and $21 million, respectively. Due to Factor includes amounts due under the factoring line of $8.7 million and $7.1 million and reserve for sales returns, discounts and allowances of $2.0 million and $2.0 million as of March 31, 2000 and December 31, 1999, respectively. The interest rate on the total outstanding debt was 9.25% and 8.75% at March 31, 2000 and December 31, 1999, respectively. Total charges including interest expense, factoring fees and commissions were $907 and $561 for the three months ended March 31, 2000 and 1999, respectively.

     Net cash used by operating activities for the three months ended March 31, 2000 ("current period") was $472 compared to cash used by operating activities of $487 in the three months ended March 31, 1999 ("prior period").

     Net cash provided by investing activities for the current period was $1,625 compared to cash used by investing activities of $317 in the prior period. In 2000, the Company's sales, net of purchases, of marketable securities provided cash of $1,866 compared to a use of cash of $515 for purchases, in excess of sales, of marketable securities in the prior period.

     Net cash used by financing activities for the current period was $165 compared with $140 in the prior period. During the current period, the Company advanced $149 to Periscope's President and Chief Executive Officer, prior to his termination in April 2000.

Personal Holding Company
------------------------

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a Personal Holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals ("Ownership Test") and which derive 60% or more of their income from Personal Holding company sources, generally defined to be passive income ("Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a Personal Holding company, and will be taxed on its undistributed Personal Holding company income at a rate of 39.6%. The Company currently meets the Ownership Test. The Company has not met the Income Test in recent years and therefore has not been subject to this additional tax; however, no assurance can be given that the Income Test will not be satisfied in the future.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION
               (Dollars in thousands, except per share amounts)


Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued FASB 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). This statement increases the visibility, comparability, and understanding of the risks associated with holding derivatives by requiring all entities to report all derivatives at fair value as assets or liabilities. It also provides guidance and practice by providing companies with comprehensive rules for all derivatives and hedging activities. FASB 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2001. The Company does not currently hold or issue derivative instruments or nonderivative instruments that are designated and qualify as hedging instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

     For the three months ended March 31, 2000, the Company believes there was no material change in the Company's primary financial instruments and related market risk.

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

                          PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         For information regarding legal matters, see Note 7 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

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


Date:  May 19, 2000