Form 10-Q
period 2000-06-30
GIANT GROUP LTD
filed 2000-08-21
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

              For the second quarterly period ended June 30, 2000


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

  On August 18, 2000 the latest practicable date, there were 3,220,957 shares of Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX

PART I.    FINANCIAL INFORMATION
--------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

            Consolidated Statements of Operations -
            Three and Six-Month Periods Ended June 30, 2000 and 1999           3

            Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                                4

            Consolidated Statements of Cash Flows -
            Six-Month Periods Ended June 30, 2000 and 1999                     5

            Notes to Consolidated Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   11-15


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                   16

Item 6.  Exhibits and Reports on Form 8-K                                      16

            (a) Exhibits

            (b) Reports on Form 8-K

Signature                                                                      17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and six-month periods ended June 30, 2000 and 1999
                                  (Unaudited)


                                (Dollars in thousands, except per share amounts)

                                                                   Three-months ended                        Six-months ended
                                                                        June 30,                                 June 30,
                                                           --------------------------------         --------------------------------
                                                                2000              1999                   2000              1999
                                                           -------------     --------------         ---------------    -------------
Net sales                                                  $     20,260      $     17,630           $       47,389     $     36,992
Cost of sales                                                    20,850            13,881                   43,145           28,558
                                                           -------------     --------------         ---------------    -------------
Gross profit (loss)                                                (590)            3,749                    4,244            8,434
                                                           -------------     --------------         ---------------    -------------

Operating expenses:
    Selling and shipping                                          2,146             2,051                    4,825            3,967
    General and administrative                                    1,456             1,943                    2,603            3,401
    Depreciation                                                     72               100                      132              195
    Litigation                                                    1,026                 -                    1,026                -
    Amortization of goodwill                                          -               171                        -              343
                                                           -------------     --------------         ---------------    -------------
                                                                  4,700             4,265                    8,586            7,906
                                                           -------------     --------------         ---------------    -------------

Income (loss) from operations                                    (5,290)             (516)                  (4,342)             528
                                                           -------------     --------------         ---------------    -------------
Other income (expense):
    Investment and other income                                      49               137                       59              649
    Gain on sale of marketable securities                             6               391                       23              419
    Gain on sale of property and equipment                            -                 -                        -              269
    Factoring and financing costs                                (1,129)             (741)                  (2,036)          (1,302)
                                                           -------------     --------------         ---------------    -------------
                                                                 (1,074)             (213)                  (1,954)              35
                                                           -------------     --------------         ---------------    -------------

Income (loss) before provision (benefit) for income taxes        (6,364)             (729)                  (6,296)             563
Provision (benefit) for income taxes                                  -             ( 186)                       -              402
                                                           -------------     --------------         ---------------    -------------
Net income (loss)                                          $     (6,364)     $       (543)          $       (6,296)     $       161
                                                           =============     ==============         ===============    =============
Basic earnings (loss) per common share                     $      (1.59)     $      (0.14)          $        (1.58)     $      0.04
                                                           =============     ==============         ===============    =============
Diluted earnings (loss) per common share                   $      (1.59)     $      (0.14)          $        (1.58)     $      0.04
                                                           =============     ==============         ===============    =============

Weighted average shares - basic                               3,990,000         3,927,000                3,990,000        3,927,000
                                                           =============     ==============         ===============    =============
Weighted average shares - diluted                             3,990,000         3,927,000                3,990,000        4,028,000
                                                           =============     ==============         ===============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                                   June 30,            December 31,
                                                                                                     2000                  1999
                                                                                                ---------------       --------------
ASSETS                                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                                     $       1,633         $     1,248
   Marketable securities                                                                                 5,321               8,932
   Note receivable from related party                                                                    1,915                   -
   Note and other receivables, net                                                                         605                 365
   Inventories                                                                                           6,480               9,661
   Prepaid expenses and other assets                                                                       576                 663
   Income tax receivable                                                                                   171                 171
                                                                                                ---------------       --------------
        Total current assets                                                                            16,701              21,040
Note receivable from related party                                                                           -               1,747
Property and equipment, net                                                                              1,028                 758
Other assets                                                                                             3,111                 114
                                                                                                ---------------       --------------
       Total assets                                                                              $      20,840         $    23,659
                                                                                                ===============       ==============

LIABILITIES
Current liabilities:
   Due to factor                                                                                 $      12,215         $     9,105
   Accounts payable                                                                                      4,800               5,540
   Note payable to related party                                                                         1,747                   -
   Accrued expenses                                                                                      2,793               2,462
   Income taxes payable                                                                                    490                 490
   Deferred income taxes                                                                                   332                   -
                                                                                                ---------------       --------------
       Total current liabilities                                                                        22,377              17,597
Capital lease obligations                                                                                  157                 188
Note payable to related party                                                                                -               1,747
Deferred income taxes                                                                                        7                   7
                                                                                                ---------------       --------------
       Total liabilities                                                                                22,541              19,539
                                                                                                ---------------       --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                                    -                   -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                               -                   -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                         73                  73
Capital in excess of par value                                                                          35,008              35,008
Accumulated other comprehensive income - unrealized gains on marketable
 securities, net                                                                                           497                  22
Retained deficit                                                                                        (8,977)             (2,681)
                                                                                                ---------------       --------------
                                                                                                        26,601              32,422
Less 3,276,000 shares of Common stock in treasury, at cost                                             (28,302)            (28,302)
                                                                                                ---------------       --------------
       Total stockholders' equity (deficiency)                                                          (1,701)              4,120
                                                                                                ---------------       --------------
       Total liabilities and stockholders' equity (deficiency)                                   $      20,840         $    23,659
                                                                                                ===============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the six-month periods ended June 30, 2000 and 1999
                                  (Unaudited)

(Dollars in thousands)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                        2000           1999
                                                                                     -----------    ----------
Operating Activities:
  Net income (loss)                                                                  $    (6,296)   $      161
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Depreciation                                                                               133           230
  Amortization of goodwill                                                                     -           343
  Gain on sale of property and equipment                                                       -          (269)
  Gain on sale of marketable securities                                                      (23)         (419)
  Accretion of discounts on investments                                                        -          (310)
 Changes in assets and liabilities:
   (Increase) decrease in inventories                                                      3,181        (2,263)
   Increase in receivables and prepaid expenses and other assets                            (128)       (1,928)
  Increase in due to factor                                                                3,110           344
  Increase (decrease) in accounts payable and accrued expenses                              (412)          617
  Increase in income tax payable                                                               -           138
                                                                                     -----------    ----------
          Net cash used by operating activities                                             (435)       (3,356)
                                                                                     -----------    ----------

Investing Activities:
 Sales of marketable securities                                                            6,333         4,445
 Purchases of marketable securities                                                       (1,915)       (5,014)
 Purchases of property and equipment, net                                                   (403)         (133)
 Net proceeds from sale of property and equipment                                              -           284
                                                                                     -----------    ----------
          Net cash provided (used) by investing activities                                 4,015          (418)
                                                                                     -----------    ----------

Financing Activities:
  Proceeds from short-term loan                                                                -         1,662
  Collateral deposited with factor                                                        (3,000)            -
  Principal payments on capital lease obligations                                            (27)          (25)
  Increase in note receivable from related party                                            (168)         (169)
                                                                                     -----------    ----------
          Net cash provided (used) by financing activities                                (3,195)        1,468
                                                                                     -----------    ----------

          Increase (decrease) in cash and cash equivalents                                   385        (2,306)

Cash and cash equivalents:
  Beginning of period                                                                      1,248         4,226
                                                                                     -----------    ----------
  End of period                                                                      $     1,633    $    1,920
                                                                                     ===========    ==========

Supplemental disclosure of cash paid for:
  Income taxes                                                                       $         1    $      323
  Interest                                                                                 1,689           893

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six-month periods ended June 30, 2000 and 1999 and cash flows for six-month periods ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K. However, for interim periods, customer returns and allowances are accrued based on expected annualized activity. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1999 Annual Report on Form 10-K.

     On June 30, 2000 and December 31, 1999, Periscope was not in compliance with certain covenants under its Factoring Agreement, which allows for the lender to demand repayment of the balance due at any time. This raises substantial doubt about the Company's ability to continue as a going concern. See Note 4 to these Consolidated Financial Statements. The Company's Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   Women and Children's Apparel Operations
     ----------------------------------------

     Effective April 11, 2000, the Company entered into a management agreement with Stone Investments Banking LLC ("SIB"). In connection with this agreement, Ralph Stone was appointed interim Chief Executive Officer of Periscope and GIANT paid a fee of $40,000 to SIB. In addition, effective April 11, 2000, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a long-time Periscope senior executive, president of Periscope. The management change at Periscope has now been completed and Mr. Stone is no longer the Chief Executive Officer of Periscope and the SIB management agreement has ended.

     In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former employee of Periscope, filed separate civil lawsuits against Periscope and the Company. On May 18, 2000, the Company provided an answer and counterclaim to Sands' complaint. On July 14, 2000, the Company settled both civil lawsuits (see note 10 to these Consolidated Financial Statements).

3.   Inventories
     -----------

     At June 30, 2000 and December 31, 1999, the Company's inventories were as follows:

                                                           2000          1999
                                                         --------      --------
Raw materials                                            $ 1,256       $ 4,926
Work-in-process                                              648           971
Finished goods                                             4,576         3,764
                                                         --------      --------
  Total inventories                                      $ 6,480       $ 9,661
                                                         ========      ========

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


4.   Factoring Agreement
     -------------------

     At June 30, 2000 and December 31, 1999, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor to demand repayment of its outstanding balance which was $10.1 million at June 30, 2000, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $6.3 million and the total outstanding under the Factoring Agreement, including letters of credit of $4.2 million, was $33.2 million at June 30, 2000.

     On April 26, 2000, the Company amended its Cash Pledge and Security Agreement with Century Business Credit Corporation ("Century"), whereby Century will continue to advance funds to Periscope pursuant to the Company's current Factoring Agreement. As required by the amended Cash Pledge and Security Agreement with Century, GIANT has provided collateral of $3 million and guarantees of $2 million replacing the previous $4 million guarantee under the Factoring Agreement. As part of a Settlement Agreement, effective July 14, 2000, of the civil action between Mr. Sands, GIANT, Periscope and David Gotterer, Mr. Sands assigned to the factor, for the benefit of Periscope, a guarantee of approximately $1.97 million dollars including interest Mr. Sands had previously provided to the factor.

     On June 30, 2000 and December 31, 1999, the uncollected balance of receivables held by the factor was approximately $18.4 million and $21 million, respectively. Due to Factor includes amounts due under the factoring line of $10.1 million and $7.1 million and reserve for sales returns, discounts and allowances of $2.1 million and $2.0 million as of June 30, 2000 and December 31, 1999, respectively. The interest rate on the total outstanding debt was 9.75% and 8.75% at June 30, 2000 and December 31, 1999, respectively.

5.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per common share ("Basic EPS") are computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price of the Company's common stock for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for the three months ended June 30, 2000 and 1999 does not include 2,151,000 and 2,106,000 options and warrants at a range of $.406 to $8.25 and $5.4375 to $8.25, respectively, because the effect would be anti-dilutive as the Company recorded a loss for the periods. The calculation of Diluted EPS for the six months ended June 30, 2000 does not include 2,151,000 options and warrants at a range of $.406 to $8.25 because the effect would be anti-dilutive as the Company recorded a loss for the period. The calculation of Diluted EPS for the six months ended June 30, 1999 does not include an option to purchase 200,000 shares of the Company's common stock at an exercise price of $8.25 because the exercise price exceeds the average market price of the Company's common stock for the period and the effect would be anti-dilutive.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


     The following shows the reconciliation of Basic EPS and Diluted EPS for the six-month period ended June 30, 1999:

                                                                             Net Income        Shares        Per Share
                                                                             (Numerator)    (Denominator)      Amount
                                                                            -------------  ---------------  -----------
Basic Earnings per Share
------------------------
  Income available to common stockholders                                   $         161        3,927,000  $      0.04

Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
   Options issued to employees and non-employee directors
    and warrants issued in connection with the Periscope acquisition                               101,000
                                                                            -------------  ---------------  -----------
  Income available to common stockholders                                   $         161        4,028,000  $      0.04
                                                                            =============  ===============  ===========

6.   Comprehensive Income
     --------------------

     The changes in components of comprehensive income (loss), net of benefit for income taxes, for the six-month periods ended June 30, 2000 and 1999 are as follows:

                                                        2000                                             1999
                                       -------------------------------------            --------------------------------------
                                        Pre-tax         Tax            Net               Pre-tax          Tax            Net
                                         Amount       Benefit         Amount              Amount        Benefit         Amount
                                         ------       -------         ------              ------        -------         ------
Other comprehensive income (loss):
   Unrealized gains (losses) on
      marketable securities, net        $   807       $   332        $   475             $  (255)       $  (102)        $ (153)

Net income (loss)                                                     (6,296)                                              161
                                                                     -------                                            ------
Comprehensive income (loss)                                          $(5,821)                                           $    8
                                                                     =======                                            ======


7.   Affiliate Transactions
     ----------------------

     On June 15, 2000, the Company's affiliate Checkers retired the remaining $39.5 million dollars of its 9 7/8 percent senior notes. The senior notes were originally issued by Rally's in 1993 in connection with an $85 million bond financing transaction. Checkers used proceeds from recent market sales and from a recently completed $35 million line of credit to retire the senior notes.

8.   Information Concerning Business Segments
     ----------------------------------------

     The Company's one reportable segment designs, manufactures and sells women and children's clothing. The Company's current period consolidated statement of operations reflects the segment's results of operations for the three and six months ended June 30, 2000 and 1999. Women and children's clothing sales made to three major customers represented approximately 61% and 62% and 70% and 66%, of net sales for the three and six-month periods ended June 30, 2000 and 1999, respectively.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


9.   Recent Accounting Pronouncements
     --------------------------------

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

10.  Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings of a nature considered normal to its business which have been described in the Company's 1999 Annual Report on Form 10-K. There have been no material changes to these claims and proceedings during the three months ended June 30, 2000. In addition to these actions, the Company is also involved in lawsuits as described in the following paragraphs.

     Jeffrey W. Sirchio, plaintiff, v. Periscope Sportswear, Inc. and GIANT
     ----------------------------------------------------------------------
GROUP, LTD.  On or about May 4, 2000, Mr. Jeffrey Sirchio, a former vice
-----------
president for operations at Periscope, filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 3391, alleging claims against Periscope and GIANT for breach of contract and tortious interference with contract, allegedly arising from Periscope's termination of Mr. Sirchio's employment with Periscope on or about April 11, 2000. Periscope and GIANT did not respond formally to the Complaint and deny the material allegations of the Complaint and contend that Mr. Sirchio was terminated for cause and that he is entitled to no damages pursuant to the matters alleged in the Complaint.

     Effective July 14, 2000, a general release signed by Mr. Sirchio effectively ended this action. (see next paragraph).

     Glenn Sands, plaintiff, v. GIANT GROUP, LTD., Periscope Sportswear, Inc.
     ------------------------------------------------------------------------
and David Gotterer.  On or about May 8, 2000, Mr. Sands filed a civil action in
-------------------
the United States District Court for the Southern District of New York, Case No. 00 Civ. 3472, alleging claims against GIANT, Periscope and David Gotterer (a current director of GIANT and Periscope) for breach of contract, negligent misrepresentation and fraudulent misrepresentation, allegedly arising from Periscope's termination of Mr. Sands's employment with Periscope on or about April 11, 2000, and from a claimed breach by GIANT of a proposed "reacquisition agreement" with Mr. Sands. On May 18, 2000, the Company filed a motion for a preliminary injunction in conjunction with an answer and counterclaim to Sands' complaint. The answer denies all of the material allegations of the complaint and asserts that Mr. Sands is entitled to no damages pursuant to the matters alleged in the complaint. The counterclaim asserts, among other things, that Mr. Sands is violating his employment agreement, interfering with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to temporarily bar Mr. Sands from competing in the women's apparel business.

     On July 11, 2000, Mr. Sands, GIANT, Periscope and David Gotterer signed a Memorandum of Understanding, which settled the above civil lawsuit. On July 14, 2000, a Settlement Agreement was signed by all the parties, which superseded this Memorandum of Understanding. As part of this Settlement Agreement, among other things, Mr. Sands filed a stipulation of dismissal of his complaint with prejudice, assigned to the factor for the benefit of Periscope the guarantee of approximately $1.97 million dollars including interest Mr. Sands had previously provided to the factor, forgave $2 million owed by Periscope to him and returned 768,691 shares of GIANT common stock issued to him. In addition, Mr. Sands agreed to pay and in fact has paid to Periscope $1 million dollars and promises to pay $528 related to the amount Mr. Sands owes Periscope on January 14, 2001 or

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


on the date Mr. Sands sells his airplane whichever date is earlier. A security interest of $706 has been attached to Mr. Sands Challenger 600 airplane. Mr. Sands cannot hire any Periscope personnel on or after July 14, 2000 and cannot reveal confidential business information stated in the Settlement Agreement. As part of this Settlement Agreement, among other things, GIANT, Periscope and David Gotterer agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands except for amounts becoming due as part of this Settlement Agreement.

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

11.  Subsequent Event
     ----------------

     On July 19, 2000, the Company dismissed Arthur Andersen LLP as its auditors. The dismissal was approved by the Audit Committee of the Board of Directors. The Company filed Form 8-K on July 26, 2000 reporting this event. For the fiscal years ended December 31, 1999 and 1998 and subsequent periods, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the Company's auditors' satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with their audit reports.

     As of the date of the filing of this Form 10-Q for the second quarterly period ended June 30, 2000, the Company has not retained new auditors. Because of this, the Company's Form 10-Q has not been reviewed as required by the Securities and Exchange Commission. The Company expects to retain new auditors in the very near future and at that time will make all required filings on a timely basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


Results of Operations for the Three Months Ended June 30, 2000 Versus June 30,
------------------------------------------------------------------------------
1999
-----

    Net sales for the three months ended June 30, 2000 ("current period") were $20,260 compared to $17,630 for the three months ended June 30, 1999 ("prior period"), an increase of $2,630 or approximately 14.9%. Sales in the woven product line for the current period were $9,949 compared to $5,320 in the prior period, an increase of $4,629 or approximately 87.0%. This sales increase in the woven product line was offset by a decrease in knit product sales of $1,619 to $8,951 in the current period from $10,570 in the prior period and a decrease in children's product sales of $380 to $1,360 in the current period from $1,740 in the prior period.

    Gross loss for the current period was $590 compared to gross profit of $3,749 or 21.3% of net sales in the prior period. Subsequent to the termination of Mr. Sands in April 2000, Periscope's management engaged an apparel consultant to evaluate the inventory based on new information available to Periscope resulting from the change in market conditions from the end of 1999 and the new direction the business may be taking. Based on this evaluation, the Company made the decision to record adjustments for the impairment of inventory related to inventory obsolescence and markdowns and overstated vendor chargebacks. Periscope also accrued in the current period approximately $500 related to customs duties on goods shipped prior to the end of 1999. The 1999 quarterly gross profit was calculated using estimates for sales adjustments and inventory obsolescence. At year-end, actual adjustments related to sales adjustments and inventory obsolescence were higher than estimated for the quarterly calculation. In addition, higher late shipments caused by a reduced availability of credit to obtain the raw materials to produce goods on a timely basis and an increase in overstock charges reduced the 1999 estimated quarterly gross profit percentage to an actual year-end gross profit of 13.5%.

    Selling and shipping expenses for current period increased $95 or 4.6% to $2,146 compared to $2,051 in the prior period. The increase in selling and shipping expenses is due to higher freight out and related shipping costs of $279 and higher advertising expenses of $77 related to the new customer base. These increases in expenses were partially offset by reduced travel and entertainment expenses of $181, lower office and other expenses of $65 and lower selling and shipping salaries and related expenses of $15. Subsequent to the termination of Mr. Sands in April 2000, Periscope's management has been reviewing apparel expenses in an effort to cut costs; however, Periscope may need to make changes to improve the apparel operations, which may result in some additional expenses for the period. These additional expenses relate primarily to the utilization of an outside shipping facility to expedite certain shipments and provide timely delivery. The decrease in expenses was a result of Periscope's management review of the apparel operations in an effort to cut costs, including lowering salesman's commissions and the reduction of expenses related to the termination of Mr. Sands and termination/resignation of other personnel.

   General and administrative expenses for current period decreased $487 or 25.1% to $1,456 compared to $1,943 in the prior period. GIANT's management continues to review all expenses in an effort to cut costs. For the current period, general and administrative expenses were reduced by $417 or 43%. In January 2000, the Company's President and Chief Executive Officer voluntarily authorized the Company to decrease his annual salary to $450 and voluntarily cancel the termination payment due to him at the expiration of his employment agreement, resulting in a quarterly cost savings of approximately $162 and $111, respectively. In addition for the current period, GIANT's rent expense decreased approximately $73 due to the move into a smaller office and travel expense decreased $39. Periscope's general and administrative costs for the current period decreased $70 to $910 from $980 for the prior period. The apparel operations' salaries and related costs and travel and entertainment decreased $140 and $102, respectively in the current period. However, these decreases in expenses were partially offset by higher professional fees of $109 and EDP expenses of $31 related to changes made by management to improve operations and higher letter of credit charges of $33 related to increased imported goods.

    Depreciation decreased $28 to $72 in the current period from $100 in the prior period primarily due to the write-off of the leasehold improvements and sale of certain office equipment in the fourth quarter of 1999 as a result of the move of GIANT's corporate office.

    Litigation expenses relate to the civil suits and counterclaims, initiated during the current period, primarily involving Mr. Sands, Mr. Sirchio, GIANT, Periscope and David Gotterer. On July 14, 2000, all civil suits and counterclaims were settled and the Company expects to record income before litigation expenses of approximately $3.3 million dollars in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


third quarter of 2000. See note 10 to the Consolidated Financial Statements in
Part I, Item 1 of this Form 10-Q.

     There is no goodwill amortization in the current period due to the write-off of the Company's investment in Periscope, including goodwill in December 1999.

     Other income (expense) for the current period increased $861 to an expense of $1,074 from an expense of $213 in the prior period. Factor and financing costs increased $388 due to higher interest rates and a higher balance due to the factor in the current period. In addition, the Company recorded lower investment income of $88 in the current period due to higher investments in debt securities in 1999. In the prior period, the Company recorded higher gains of $385 from the sales of marketable securities.

Results of Operations for the Six Months Ended June 30, 2000 Versus June 30,
----------------------------------------------------------------------------
1999
----

    Net sales for the six months ended June 30, 2000 ("current period") were $47,389 compared to $36,992 for the six months ended June 30, 1999 ("prior period"), an increase of $10,397 or approximately 28.1%. Sales in the woven product line for the current period were $28,480 compared to $11,660 in the prior period, an increase of $16,820 or approximately 144.3%. This sales increase in the woven product line was offset by a decrease in knit product sales of $6,334 or approximately 28.0% to $16,318 in the current period from $22,652 in the prior period and a decrease in children's product sales of $89 to $2,591 in the current period from $2,680 in the prior period.

    Gross profit for the current period was $4,244 or 9.0% of net sales compared to $8,434 or 22.8% of net sales in the prior period. Subsequent to the termination of Mr. Sands in April 2000, Periscope's management engaged an apparel consultant to evaluate inventory based on new information available to Periscope resulting from the change in market conditions from the end of 1999 and the new direction the business may be taking. Based on this evaluation, the Company made the decision to record adjustments for the impairment of inventory related to inventory obsolescence and markdowns and overstated vendor chargebacks. Periscope also accrued in the current period approximately $500 related to customs duties on goods shipped prior to the end of 1999. The 1999 six-month gross profit was calculated using estimates for sales adjustments and inventory obsolescence. At year-end, actual adjustments related to sales adjustments and inventory obsolescence were higher than estimated for the quarterly calculation. In addition, higher late shipments caused by a reduced availability of credit to obtain the raw materials to produce goods on a timely basis and an increase in overstock charges reduced the 1999 six-month estimated gross profit percentage to an actual year-end gross profit of 13.5%.

    Selling and shipping expenses for current period increased $858 or 21.6% to $4,825 compared to $3,967 in the prior period. This increase is primarily due to higher selling, including sales commissions and shipping salaries and related expenses of $617 incurred mainly in the first quarter of 2000, higher freight out and related shipping costs of $428, higher office and other expenses of $70 in the current period. These increases in expenses were partially offset by lower travel and entertainment of $266. Increase in expenses occurred primarily in the first quarter prior to Periscope's management assuming control in the second quarter and included an increase in some commission rates. In addition, Periscope is continuing to use an outside shipping facility to expedite certain shipments and provide timely delivery.

    General and administrative expenses for current period decreased $798 or 23.5% to $2,603 compared to $3,401 in the prior period. GIANT's management continues to review all office expenses in an effort to cut costs. For the current period, general and administrative expenses were reduced by $1,066 or 62%. GIANT's President and Chief Executive Officer voluntarily agreed to retroactively cancel the termination payment due to him at the expiration of his employment agreement. As a result of this action, the Company reversed the accrued liability of $482 recorded at December 31, 1999, related to the termination payment and provides a cost savings of $223 for the current period. In addition, in January 2000 GIANT's CEO voluntarily authorized the Company to decrease his annual salary to $450, a cost savings of approximately $324 for the current period. GIANT also incurred lower rent expense of approximately $73 due to the move into a smaller office and lower travel expense of $59. These decreases in expenses were slightly offset by higher professional fees of $68, including legal of $49. The total decrease in GIANT's general and administrative costs was partially offset by an increase in general and administrative expenses of $268 for the apparel operations. For the current period, professional fees increased by $328 mostly due to the utilization of an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


outside consultant and an increase in EDP expenses of $47 to improve operations and higher letter of credit charges of $53 related to increased imported goods. These increases in expenses were partially offset by a decrease in travel and entertainment expenses of $151 primarily related to the termination of Mr. Sands and termination/resignation of other personnel.

     Depreciation decreased $63 to $132 in the current period from $195 in the prior period primarily due to the write-off of the leasehold improvements and sale of certain office equipment in the fourth quarter of 1999 as a result of the move of GIANT's corporate office.

     Other income (expense) for the current period decreased $1,989 to an expense of $1,954 from income of $35 in the prior period. Factor and financing costs increased $734 due to higher interest rates and a higher balance due to the factor in the current period. In addition, the Company recorded higher investment income of $590 in the prior period due to higher investments in debt securities in 1999. In the prior period, the Company recorded higher gains of $396 from the sales of marketable securities and recorded a gain on the sale of land of $269.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at June 30, 2000 totaled $6,954 compared with $10, 180 at December 31, 1999. At June 30, 2000 the Company had negative working capital of $5,676 primarily due the classification of a $3,000 collateral deposit with Periscope's factor as a long-term asset and adjustments for the impairment of inventory recorded in the current quarter. On December 31, 1999, the Company had working capital of $3,443 with a current ratio of 1.2 to 1.

     At June 30, 2000 and December 31, 1999, Periscope was not in compliance with various financial and reporting covenants in the Factoring Agreement. The violation of these covenants causes an event of default under the Factoring Agreement which allows the factor, to demand repayment of its outstanding balance of $10.1 million at June 30, 2000, and to discontinue any future funding or advances. In addition, the factor has provided an overadvance in excess of the amount provided for in the Factoring Agreement in the amount of $6.3 million and the total outstanding under the Factoring Agreement, including letters of credit of $4.2 million, was $33.2 million at June 30, 2000. In addition to funding provided by the factor, the Company's liquidity is provided by cash and cash equivalents, marketable securities and investment income.

     Net cash used by operating activities for the six months ended June 30, 2000 ("current period") was $435 compared to cash used by operating activities of $3,356 for the six months ended June 30, 1999 ("prior period").

     Net cash provided by investing activities for the current period increased $4,433 to $4,015 compared to net cash used by investing activities of $418 for the prior period. In the current period, the Company sold marketable securities, net of purchases of $4,418 compared to purchases, net of sales of marketable securities of $569 in the prior period. In the current period, the Company purchased property and equipment for $403 compared to $133 in the prior period. In addition, the Company sold land in the prior period.

     Net cash used by financing activities for the current period was $3,196 compared to cash provided by financing activities of $1,468 for the prior period. During the current period, the Company deposited $3,000 in collateral with the factor in connection with the amended Cash Pledge and Security Agreement dated April 26, 2000 pursuant to the Company's current Factoring Agreement. During the prior period, cash of $1,662 was provided by short-term borrowings, collateralized by marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


Year 2000
---------

     The Company's information technology is Year 2000 compliant. The cost to modify its information technology infrastructure to be Year 2000 compliant was not material to its consolidated financial condition or results of operations and costs were expensed as incurred.

     Based on discussions with its customers and vendors, the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements. However, there can be no assurance that the Year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers and vendors' information systems would not have a material adverse effect on the Company's business, consolidated financial condition or results of operations. To date, there has been no material adverse effects on the Company's business due to any Year 2000 issues with the Company's customers and vendors.

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

     For the six-month period ended June 30, 2000, the Company believes there was no material change in the Company's primary financial instruments and related market risk as disclosed in the Company's 1999 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include those previously mentioned under Periscope, as well as those relating to the development and implementation of the Company's business plan, domestic and global economic conditions, manufacturing in foreign countries, changes in consumer trends for apparel, acquisition strategy, activities of competitors, changes in federal or state tax laws and of the administration of such laws.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         For information regarding legal matters, see Note 10 of the Notes to Consolidated Financial Statements on page 9 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Company's Annual Meeting of Stockholders was held on June 12, 2000. The stockholders elected a Board of five directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.

          Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

     Board of Directors                             For            Against        Abstain       No Vote
     ------------------                             ---            -------        -------       -------
     Terry Christensen                           2,840,065               -              -         63,942
     David Gotterer                              2,839,972               -              -         64,035
     David Malcolm                               2,840,310               -              -         63,697
     Jeffrey Rosenthal                           2,840,515               -              -         63,492
     Burt Sugarman                               2,832,960               -              -         71,047

     Ratify appointment of Arthur Anderson LLP
      as Company's Independent auditors          2,884,496          12,297          7,214              -


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          27  Financial Data Schedule

     (b) During the quarter ended June 30, 2000, no reports on Form 8-K were filed.

Items 2, 3 and 5 are not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GIANT GROUP, LTD. - Registrant

                                      By: /s/ Pasquale A. Ambrogio
                                          ------------------------
                                          Pasquale A. Ambrogio
                                          Vice President, Chief Financial
                                          Officer, Secretary and Treasurer

Date:  August 18, 2000