Form 10-Q
period 2000-09-30
GIANT GROUP LTD
filed 2000-11-20
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

            For the third quarterly period ended September 30, 2000


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

    On November 14, 2000 the latest practicable date, there were 3,220,957 shares of Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX

PART I.  FINANCIAL INFORMATION
------------------------------
                                                                               Page No.
                                                                               --------
Item 1. Financial Statements

           Consolidated Statements of Operations -
           Three and Nine-Month Periods Ended September 30, 2000 and 1999            3

           Consolidated Balance Sheets -
           September 30, 2000 and December 31, 1999                                  4

           Consolidated Statements of Cash Flows -
           Nine-Month Periods Ended September 30, 2000 and 1999                      5

           Notes to Consolidated Financial Statements                             6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      11-13


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                           14

Item 6. Exhibits and Reports on Form 8-K                                            14
                  (a) Exhibits

                  (b) Reports on Form 8-K

Signature                                                                           15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    for the three and nine-month periods ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                          (Dollars in thousands, except per share amounts)

                                                                         Three-months ended              Nine-months ended
                                                                            September 30,                  September 30,
                                                                    ------------------------------   ---------------------------
                                                                         2000            1999              2000         1999
                                                                    --------------- --------------   -------------- ------------
Revenue:
  Investment and other income                                       $            41  $          20   $          140  $       864
  Gain  on sale of marketable securities                                         89              -              112          419
                                                                    ---------------  -------------   --------------  -----------
                                                                                130             20              252        1,283
                                                                    ---------------  -------------   --------------  -----------

Costs and expenses:
  General and administrative                                                    412            910            1,060        2,624
  Depreciation                                                                    9             43               24          130
  Interest expense                                                                -             12                -           24
                                                                    ---------------  -------------   --------------  -----------
                                                                                421            965            1,084        2,778
                                                                    ---------------  -------------   --------------  -----------

Loss from operations                                                           (291)          (945)            (832)      (1,495)
Gain on sale of property and equipment                                            -              -                -          269
                                                                    ---------------  -------------   --------------  -----------

Loss from continuing operations before benefit for income taxes                (291)          (945)            (832)      (1,226)
Benefit for income taxes                                                          -           (265)               -         (407)
                                                                    ---------------  -------------   --------------  -----------
Loss from continuing operations                                                (291)          (680)            (832)        (819)
Discontinued operations:
  Loss from operations less (benefit) provision for income
     taxes of ($240) and $304                                                  (317)          (356)          (6,072)         (56)
  Loss on disposition less benefit for income taxes of $294                    (687)             -             (687)           -
                                                                    ---------------  -------------   --------------  -----------
Net loss                                                            $        (1,295) $      (1,036)  $       (7,591) $      (875)
                                                                    ===============  =============   ==============  ===========

Basic & diluted income (loss) per common share from:
          Continuing operations                                     $         (0.09) $       (0.17)  $        (0.23) $     (0.21)
          Discontinued operations:
              Income (loss) from operations                                   (0.09)         (0.09)           (1.64)        0.01
              Loss on disposition                                             (0.20)             -            (0.19)           -
                                                                    ---------------  -------------   --------------  -----------
          Net loss                                                  $         (0.38) $       (0.26)  $        (2.06) $     (0.22)
                                                                    ===============  =============   ==============  ===========

Weighted average shares - basic                                           3,422,000      3,960,000        3,693,000    3,938,000
                                                                    ===============  =============   ==============  ===========
Weighted average shares - diluted                                         3,422,000      3,960,000        3,693,000    3,938,000
                                                                    ===============  =============   ==============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                            September 30,      December 31,
                                                                                                2000              1999
                                                                                           --------------     -------------
ASSETS                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $   1,441          $     955
   Marketable securities                                                                         4,530              8,932
   Note and other receivables, net                                                                 756                891
   Prepaid expenses and other assets                                                               324                252
   Income tax receivable                                                                           423                171
                                                                                             ---------          ---------
        Total current assets                                                                     7,474             11,201
Property and equipment, net                                                                        133                 40
Other assets                                                                                     1,810                 15
                                                                                             ---------          ---------
       Total assets                                                                          $   9,417          $  11,256
                                                                                             =========          =========
LIABILITIES
Current liabilities:
   Net liabilities from discontinued operations                                              $  11,386          $   5,313
   Accounts payable                                                                                218                187
   Accrued expenses                                                                                493              1,137
   Income taxes payable                                                                            449                492
   Deferred income taxes                                                                           143                  -
                                                                                             ---------          ---------
       Total current liabilities                                                                12,689              7,129
Deferred income taxes                                                                                7                  7
                                                                                             ---------          ---------
       Total liabilities                                                                        12,696              7,136
                                                                                             ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                            -                  -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                       -                  -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                 73                 73
Capital in excess of par value                                                                  35,546             35,008
Accumulated other comprehensive income - unrealized gains on marketable
 securities, net                                                                                   214                 22
Retained deficit                                                                               (10,272)            (2,681)
                                                                                             ---------          ---------
                                                                                                25,561             32,422

Less 4,045,000 shares and 3,276,000 shares of Common stock in treasury, at cost                (28,840)           (28,302)
                                                                                             ---------          ---------
       Total stockholders' equity                                                               (3,279)             4,120
                                                                                             ---------          ---------
       Total liabilities and stockholders' equity                                            $   9,417          $  11,256
                                                                                             =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         for the nine-month periods ended September 30, 2000 and 1999

                                  (Unaudited)

(Dollars in thousands)

                                                                                                    Nine months ended
                                                                                                       September 30,
                                                                                           --------------------------------
                                                                                                 2000              1999
                                                                                           ---------------   --------------
Operating Activities:
    Net loss                                                                               $   (7,591)       $     (875)
    Adjustments to reconcile net loss to net cash used
      by continuing operating activities:
    Loss from discontinued operations                                                           6,072                56
    Depreciation                                                                                   24               130
    Gain on sale of property and equipment                                                          -              (269)
    Gain on sale of marketable securities                                                        (112)             (419)
    Accretion of discounts on investments                                                           -              (323)
    Changes in assets and liabilities:
      Decrease (increase) in receivables, prepaid expenses and other assets                       984              (456)
     (Decrease) increase in accounts payable and accrued expenses                                (613)              165
     Decrease in income tax payable                                                                 -              (700)
                                                                                           ----------        ----------
             Net cash used by operating activities                                             (1,236)           (2,691)

Investing Activities:
   Sales of marketable securities                                                               6,754             4,445
   Purchases of marketable securities                                                          (1,915)           (5,111)
   Purchases of property and equipment, net                                                      (117)                -
   Net proceeds from sale of property and equipment                                                 -               284
                                                                                           ----------        ----------
                     Net cash provided (used) by investing activities                           4,722              (382)
                                                                                           ----------        ----------
Financing Activities:
   Proceeds from short-term loan                                                                    -             1,662
   Principal payment on short-term loan                                                             -            (1,662)
   Collateral deposited with factor                                                            (3,000)                -
                                                                                           ----------        ----------
                       Net cash used by financing activities                                   (3,000)                -
                                                                                           ----------        ----------

           Increase (decrease) in cash and cash equivalents                                       486            (3,073)

Cash and cash equivalents:
   Beginning of period                                                                            955             4,147
                                                                                           ----------        ----------
   End of period                                                                           $    1,441        $    1,074
                                                                                           ==========        ==========

Supplemental disclosure of cash paid by discontinued operations for:
   Income taxes                                                                            $       (1)       $      (23)
   Interest                                                                                    (2,358)           (1,635)

Supplemental disclosure of cash paid by continuing operations for:
   Income taxes                                                                            $        -        $     (300)
   Interest                                                                                         -               (24)

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine-month periods ended September 30, 2000 and 1999 and cash flows for nine-month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 1999 Annual Report on Form 10-K.

2.   Discontinued Women and Children's Apparel Operations
     ----------------------------------------------------

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations. Periscope manufactured and sold women and children's apparel. Periscope's assets and liabilities at September 30, 2000 and December 31, 1999 are reported on the Company's Consolidated Balance Sheets as net liabilities from discontinued operations. Periscope's operating results for the three and nine months ended September 30, 2000 and 1999 are reported as discontinued operations in the Company's Consolidated Statements of Operations. The loss on the disposition of Periscope's operations that is estimated to be incurred subsequent to September 30, 2000 up to and including the final disposition of the company is estimated to be approximately $2,000.

     On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century Business Credit Corporation ("Century"). Pursuant to the letter, all Periscope's receivables, inventory, fixed assets and other assets listed as collateral in their August 1999 Factoring Agreement with Century were transferred to Century. At the time of the transfer and as previously been discussed, Periscope was in default under its Factoring Agreement. GIANT, as a guarantor of $2 million of Periscope's obligations to Century, consented to this transaction. In return, Century released GIANT from its $2 million guarantee. In addition, Scott Pianin resigned as president of Periscope.

     On October 31, 2000, simultaneously with the completion of the above transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings, L.L.C. ("Alarmex"). Century will receive a royalty equal to 5% of net sales of licensed products constituting current orders and 2% on all net sales on new orders. This agreement will remain in effect until Century has received $7 million dollars in royalties from Alarmex. Century will remit 50% of all royalty fees received from Alarmex to GIANT, not to exceed $3 million, representing the cash collateral GIANT deposited with the Century during the second quarter pursuant to the April 2000 amended Cash Pledge and Security Agreement.

     The Company evaluated the recoverability of the $3 million from Century under the guidelines of FASB 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of". Accordingly, the Company adjusted the carrying value of this receivable to its estimated fair value of $2,500 resulting in a noncash impairment pre-tax loss of $500 which is reflected in loss on disposition of discontinued operations on the Company's Consolidated Statements of Operations. The estimated fair value was based on anticipated cash flows discounted at an interest rate which approximates the Company's interest rate on money market funds. In addition, the pre-tax write-off of the Periscope intercompany receivable of $481 is reflected in the loss on disposition of discontinued operations on the Company's Consolidated Statements of Operations.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

     Net assets and liabilities of the Company's discontinued apparel operations are as follows:

                                                           September 30,      December 31,
                                                                2000             1999
                                                                ----             ----
                  Cash                                       $    185           $    293
                  Due from related party                            -              1,747
                  Inventories                                   1,964              9,661
                  Property and Equipment-net                      838                718
                  Other assets                                    772                563
                  Due to factor                                (8,755)            (9,105)
                  Accounts payable and accrued expenses        (5,909)            (6,864)
                  Due to related party                              -             (1,747)
                  Due to Company                                 (481)              (579)
                                                             --------           --------

                                                             $(11,386)          $ (5,313)
                                                             ========           ========

3.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per common share ("Basic EPS") are computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") using the treasury stock method includes shares to be issued upon the assumed exercise of those stock options and warrants for which the average market price of the Company's common stock for the period exceeds the exercise price of the options and warrants. The calculation of Diluted EPS for the three and nine months ended September 30, 2000 does not include 2,141,000 options and warrants at a range of $.406 to $8.25 respectively, because the effect would be anti-dilutive as the Company recorded a loss for the periods. The calculation of Diluted EPS for the three and nine months ended September 30, 1999 does not include 2,211,000 options and warrants at a range of $5.4375 to $8.25 respectively, because the effect would be anti-dilutive as the Company recorded a loss for the periods.

4.   Comprehensive Income
     --------------------

     The changes in components of comprehensive (loss), net of benefit for income taxes, for the nine-month periods ended September 30, 2000 and 1999 are as follows:

                                                         2000                                          1999
                                           ----------------------------------        --------------------------------------
                                            Pre-tax      Tax          Net              Pre-tax         Tax           Net
                                             Amount     Benefit      Amount             Amount        Benefit       Amount
                                             ------     -------      ------             ------        -------       ------
Other comprehensive (loss):
   Unrealized gains (losses) on
      marketable securities, net              $ 335      $ 143      $    192           $ (2,325)       $(930)       $ (1,395)

Net loss                                                              (8,385)
                                                                                                                        (875)
                                                                    --------                                        --------
Comprehensive loss                                                  $ (8,193)                                       $ (2,270)
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

     On August 29, 2000, the Company purchased 251,469 shares of Checkers common stock directly from Santa Barbara Restaurant Group ("Santa Barbara') for consideration consisting of 1,005,877 of Santa Barbara $.08 par value common stock. The Company recorded the 251,469 shares of Checkers common stock acquired at the book value of the Santa Barbara common stock given up and recorded no gain or loss. On July 10, 2000, the Company sold in the open market 29,100 shares of Checkers par value $.001 common stock, receiving proceeds after expenses of $154 and recognizing a gain of $89.

     On September 30, 2000, the Company owns approximately 8% of Checkers common stock, based on Checkers common stock outstanding shares of 9,436,094 reported in the company's Form 10-Q for the third quarter ended September 11, 2000.

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

7.   Dismissal of Independent Accountants
     ------------------------------------

     On July 19, 2000, the Company dismissed Arthur Andersen LLP as its auditors. The dismissal was approved by the Audit Committee of the Board of Directors. The Company filed Form 8-K on July 26, 2000 reporting this event. For the fiscal years ended December 31, 1999 and 1998 and subsequent periods, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. These matters, if not resolved to the Company's auditors' satisfaction, would have caused Arthur Andersen, LLP to make reference to the subject matter of the disagreement in connection with their audit reports.

     As of the date of the filing of this Form 10-Q for the third quarterly period ended September 30, 2000, the Company has not retained new auditors. Because of this, the Company's Form 10-Q for the quarters ended June and September 30, 2000 has not been reviewed as required by the Securities and Exchange Commission. The Company will refile the 2000 2nd and 3rd quarter Form 10-Q on a timely basis when new auditors are retained.

8.   Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings of a nature considered normal to its business which have been described in the Company's 1999 Annual Report on Form 10-K. There have been no material changes to these claims and proceedings during the three months ended September 30, 2000. In addition to these actions, the Company is also involved in lawsuits as described in the following paragraphs.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


     Jeffrey W. Sirchio, plaintiff, v. Periscope Sportswear, Inc. and GIANT
     ----------------------------------------------------------------------
GROUP, LTD. On or about May 4, 2000, Mr. Jeffrey Sirchio, a former vice
----------
president for operations at Periscope, filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 3391, alleging claims against Periscope and GIANT for breach of contract and tortious interference with contract, allegedly arising from Periscope's termination of Mr. Sirchio's employment with Periscope on or about April 11, 2000. Periscope and GIANT did not respond formally to the Complaint and deny the material allegations of the Complaint and contend that Mr. Sirchio was terminated for cause and that he is entitled to no damages pursuant to the matters alleged in the Complaint.

     Effective July 14, 2000, a general release signed by Mr. Sirchio ended this action. (see next paragraph).

     Glenn Sands, plaintiff, v. GIANT GROUP, LTD., Periscope Sportswear, Inc.
     -----------------------------------------------------------------------
and David Gotterer. On or about May 8, 2000, Mr. Sands filed a civil action in
------------------
the United States District Court for the Southern District of New York, Case No. 00 Civ. 3472, alleging claims against GIANT, Periscope and David Gotterer (a current director of GIANT and Periscope) for breach of contract, negligent misrepresentation and fraudulent misrepresentation, allegedly arising from Periscope's termination of Mr. Sands's employment with Periscope on or about April 11, 2000, and from a claimed breach by GIANT of a proposed "reacquisition agreement" with Mr. Sands. On May 18, 2000, the Company filed a motion for a preliminary injunction in conjunction with an answer and counterclaim to Sands' complaint. The answer denies all of the material allegations of the complaint and asserts that Mr. Sands is entitled to no damages pursuant to the matters alleged in the complaint. The counterclaim asserts, among other things, that Mr. Sands is violating his employment agreement, interfering with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to temporarily bar Mr. Sands from competing in the women's apparel business.

     On July 11, 2000, Mr. Sands, GIANT, Periscope and David Gotterer signed a Memorandum of Understanding, which settled the above civil lawsuit. On July 14, 2000, a Settlement Agreement was signed by all the parties, which superseded this Memorandum of Understanding. As part of this Settlement Agreement, among other things, Mr. Sands filed a stipulation of dismissal of his complaint with prejudice, assigned to the factor for the benefit of Periscope the guarantee of approximately $1.97 million dollars including interest Mr. Sands had previously provided to the factor, forgave $2 million owed by Periscope to him and returned 768,691 shares of GIANT common stock issued to him. In addition, Mr. Sands paid to Periscope $1 million dollars and promises to pay $528 related to the amount Mr. Sands owes Periscope on January 14, 2001 or on the date Mr. Sands sells his airplane whichever date is earlier. A security interest of $706 has been attached to Mr. Sands Challenger 600 airplane by the United States District Court for the Southern District of New York, for the benefit of Periscope. Mr. Sands cannot hire any Periscope personnel on or after July 14, 2000 and cannot reveal confidential business information stated in the Settlement Agreement. As part of this Settlement Agreement, among other things, GIANT, Periscope and David Gotterer agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands except for amounts becoming due as part of this Settlement Agreement.

     In July 2000, Mr. Sands paid $150 related to his $528 note receivable owed to Periscope, which is included in net liabilities from discontinued operations on the Company's Consolidated Balance Sheets. In addition, in early November 2000, Mr. Sands' airplane was repossessed by the company that financed the plane and is in the process of being sold. Periscope has a security interest in the plane and has made a request to the finance company for payment of this amount. Until the sale is completed, which is expected in a couple of weeks, the amount of proceeds that Periscope will receive cannot be determined.

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP; L.H.
     --------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP. On
----------------------------------------------------------------------------
or about October 6, 2000, the Company filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 7578, alleging claims under the United States securities laws against Glenn Sands, Arthur Andersen LLP ("AA"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("LHF") and Friedman, Alpren & Green LLP ("Friedman"). The Company alleges that Mr. Sands, while acting as principal officer and shareholder of Periscope, made false and misleading representations about Periscope to the Company prior to the Company's acquisition of Periscope in December 1998. The Company also alleges that AA, LHF and Friedman failed to make necessary disclosures of material information related to Periscope and failed to fulfill their contractual and fiduciary obligations to the Company in connection with the Company's acquisition of Periscope. The Company has requested a jury trial. To date, no defendants have formally responded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (in thousands, except per share amounts)

Discontinued Women and Children's Apparel Operations
----------------------------------------------------

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations. Periscope manufactured and sold women and children's apparel. Periscope's assets and liabilities at September 30, 2000 and December 31, 1999 are reported on the Company's Consolidated Balance Sheets as net liabilities from discontinued operations. Periscope's operating results for the three and nine months ended September 30, 2000 and 1999 are reported as discontinued operations in the Company's Consolidated Statements of Operations. The loss on the disposition of Periscope's operations that is estimated to be incurred subsequent to September 30, 2000 up to and including the final disposition of the company is estimated to be approximately $2,000.

     On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century Business Credit Corporation ("Century"). Pursuant to the letter, all Periscope's receivables, inventory, fixed assets and other assets listed as collateral in their August 1999 Factoring Agreement with Century were transferred to Century. At the time of the transfer and as previously been discussed, Periscope was in default under its Factoring Agreement. GIANT, as a guarantor of $2 million of Periscope's obligations to Century, consented to this transaction. In return, Century released GIANT from its $2 million guarantee. In addition, Scott Pianin resigned as president of Periscope.

     On October 31, 2000, simultaneously with the completion of the above transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings, L.L.C. ("Alarmex"). Century will receive a royalty equal to 5% of net sales of licensed products constituting current orders and 2% on all net sales on new orders. This agreement will remain in effect until Century has received $7 million dollars in royalties from Alarmex. Century will remit 50% of all royalty fees received from Alarmex to GIANT, not to exceed $3 million, the cash collateral GIANT deposited with the Century during the respresenting second quarter pursuant to the April 2000 amended Cash Pledge and Security Agreement.


     The Company evaluated the recoverability of the $3 million from Century under the guidelines of FASB 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of". Accordingly, the Company adjusted the carrying value of this receivable to its estimated fair value of $2,500 resulting in a noncash impairment pre-tax loss of approximately $500 which is reflected in loss on disposition of discontinued operations on the Company's Consolidated Statements of Operations. The estimated fair value was based on anticipated cash flows discounted at an interest rate which approximates the Company's interest rate on money market funds. In addition, the pre-tax write-off of the Periscope intercompany receivable of $481 is reflected in the loss on disposition of discontinued operations on the Company's Consolidated Statements of Operations.

Results of Operations for the Three Months Ended September 30, 2000 Versus
--------------------------------------------------------------------------
September 30, 1999
------------------

     General and administrative expenses for current period decreased $498 or 54.7% to $412 compared to $910 in the prior period. GIANT's management continues to review all expenses in an effort to cut costs. Major expense reductions in the current period included officer salaries of $198 and deferred executive compensation of $121, rent of $60 and travel of $40.

   Depreciation decreased $34 to $9 in the current period from $43 in the prior period primarily due to the write-off of the leasehold improvements and sale of certain office equipment in the fourth quarter of 1999 as a result of GIANT's corporate office move.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont.) (Dollars in thousands, except per share amounts)

Results of Operations for the Nine Months Ended September 30, 2000 Versus
-------------------------------------------------------------------------
September 30, 1999
------------------

     Revenue for nine-month period ended September 30, 2000 ("current period") decreased $1,031 to $252 compared to $1,283 for the nine-month period ended September 30, 1999 ("prior period"). Interest income related to investments in debt securities decreased $652 in the current period due to lower debt security investments in the current period. In addition, the Company recorded lower gains on the sale of marketable securities of $307 in the current period.

     General and administrative expenses for current period decreased $1,564 or 59.6% to $1,060 compared to $2,624 in the prior period. GIANT's management continues to review all expenses in a continuing effort to cut costs. GIANT's President and Chief Executive Officer voluntarily agreed to retroactively cancel the termination payment due to him at the expiration of his employment agreement. As a result of this action, the Company reversed the accrued liability of $482 recorded at December 31, 1999, related to the termination payment and provides a cost savings of $344 for the current period. In addition, in January 2000 GIANT's President and Chief Executive Officer voluntarily authorized the Company to decrease his annual salary to $450, a cost savings of approximately $486 for the current period. GIANT also incurred lower rent expense of approximately $133 due to the move into a smaller office and lower travel expense of $99. These decreases in expenses were slightly offset by higher legal expenses of $87.

     Depreciation decreased $106 to $24 in the current period from $130 in the prior period primarily due to the write-off of the leasehold improvements and sale of certain office equipment in the fourth quarter of 1999 as a result of of GIANT's corporate office move.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at September 30, 2000 totaled $5,971 compared with $9,887 at December 31, 1999. At September 30, 2000, the Company's negative working capital was $5,215. On December 31, 1999, the Company had working capital of $4,072 with a current ratio of 1.57 to 1.

     Net cash used by operating activities for the nine months ended September 30, 2000 ("current period") was $1,236 compared to cash used by operating activities of $2,691 for the nine months ended September 30, 1999 ("prior period").

     Net cash provided by investing activities for the current period increased $5,104 to $4,722 compared to net cash used by investing activities of $382 for the prior period. In the current period, the Company sold marketable securities, net of purchases of $4,839 compared to purchases, net of sales of marketable securities of $666 in the prior period. In the current period, the Company purchased property and equipment for $117 compared to no purchases of property and equipment in the prior period. In addition, the Company sold land and recorded proceeds of $284 in the prior period.

     Net cash used by financing activities for the current period was $3,000 compared to $0 used for the prior period. During the current period, the Company deposited $3,000 in collateral with the factor in connection with the amended Cash Pledge and Security Agreement dated April 26, 2000 pursuant to the Company's current Factoring Agreement. See discussion at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 of this Form 10-Q. During the prior period, cash of $1,662, which was provided in the prior 6 month period ended June 30, 1999 by short-term borrowings collateralized by marketable securities, was repaid.

Year 2000
---------

     The Company's information technology is Year 2000 compliant. The cost to modify its information technology infrastructure to be Year 2000 compliant was not material to its consolidated financial condition or results of operations and costs were expensed as incurred.

Personal Holding Company
------------------------

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

     For the nine-month period ended September 30, 2000, the Company believes there was no material change in the Company's primary financial instruments and related market risk as disclosed in the Company's 1999 Annual Report on Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include but are not limited to the development of a new Company business plan, changes in the value of the Company's investments and changes in federal and state tax laws and of the administration of such laws.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

               For information regarding legal matters, see note 8 to the Consolidated Financial Statements on page 9 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             27  Financial Data Schedule

        (b) On July 26, 2000, the Company filed a Form 8-K reporting the dismissal of their independent accountants.

Items 2, 3, 4 and 5 are not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GIANT GROUP, LTD. - Registrant

                                    By: /s/ Pasquale A. Ambrogio
                                        -----------------------------
                                        Pasquale A. Ambrogio
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer



Date:    November 14, 2000