Form 10-K
period 2000-12-31
GIANT GROUP LTD
filed 2001-04-06
CIK 41296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 2000

                               GIANT GROUP, LTD.

                     9440 Santa Monica Boulevard, Suite 407
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
Securities registered pursuant to 12(b) of the Act:         None

Securities registered pursuant to 12(g) of the Act:         Common Stock,                   None
                                                            $.01 Par Value
                                                            (Together with Preferred
                                                             Stock Purchase Rights)


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

     As of March 27, 2001, 3,154,757 shares of the registrant's common stock, par value $.01 per share, were outstanding, and the aggregate market value of the registrant's common stock held by non-affiliates based on the last trade reported on the March 27, 2001 was $311,939.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


PART I                                                          Page No.

     Item 1.  Business                                               3

     Item 2.  Properties                                             9


     Item 3.  Legal proceedings                                     10


     Item 4.  Submission of matters to a vote of security holders   12

PART II

     Item 5.  Market for the registrant's common equity and related
              stockholder matters                                   12

     Item 6.  Selected financial data                               14

     Item 7.  Management's discussion and analysis of financial
              condition and results of operations                   15

     Item 7a. Quantitative and Qualitative Disclosure About
              Market Risk                                           19

     Item 8.  Income Statement                                      21

     Item 9.  Changes in and disagreements with accountants on
              accounting and financial disclosure                   46

PART III

     Item 10, 11, 12, 13
              Directors and executive officers of the registrant;
              Executive compensation; Security ownership of certain beneficial owners and management; and Certain
              relationships and related transactions                46

PART IV

     Item 14. Exhibits, financial statement schedules and reports
              on Form 8-K                                           47

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include those relating to the availability of adequate working capital, the development and implementation of the Company's business plan and changes in federal or state tax laws and of the administration of such laws.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. The Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. ("Periscope"). KCC holds cash and securities. Periscope manufactured women and children's apparel.

     GIANT MARINE GROUP, LTD. ("GIANT MARINE") was organized under the laws of the State of Delaware on November 22, 1996. GIANT MARINE started a new business in 1996 which provided individuals and companies the opportunity for a co-ownership of a minimum of one-fourth interest in large ocean cruising yachts ("Co-Ownership Program"). In November 1997, the Company announced that GIANT MARINE would end the Co-Ownership Program. The Company is accounting for the Co-Ownership's program for reporting purposes in this Form 10-K as a discontinued operation.

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations following months of being in default under its factoring agreement. On October 6, 2000, GIANT commenced an action in the United States District Court for the Southern District of New York against Glenn Sands, Arthur Andersen LLP and other parties for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope. For details of this lawsuit, see Item 3 - Legal Proceedings. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century Business Credit Corporation ("Century") reducing amounts owed to Century. On October 31, 2000, simultaneously with the completion of the aforementioned transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings, L.L.C. ("Alarmex"). On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company is reporting Periscope as discontinued in its consolidated financial statements for the three years ended December 31, 2000.

DISCONTINUED WOMEN AND CHILDREN'S APPAREL OPERATIONS (1998 TO DATE OF DISPOSAL)
-------------------------------------------------------------------------------

     In December 1998, the Company acquired 100% of the outstanding common stock of Periscope, a manufacturer of women and children's clothing. Periscope was organized under the laws of the State of Delaware in 1998 and is the successor by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope designed and marketed an extensive line of high quality, moderate priced, women and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels. The Company paid approximately $7 million in the Company's common stock and immediately prior to the effective date of the acquisition, the Company made an advance of $28.5 million in cash to Periscope. Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. In May 1999, the Company's Board of Directors approved the capitalization of this advance.

     The Company was under an obligation to issue up to an additional 225,000 shares of GIANT common stock to the former Periscope stockholders based on the level of Periscope pre-tax profits, as defined in the merger agreement, exceeding $13 million for the year ended December 31, 1999. On May 18, 1999, the Company's Board of Directors approved an election that was given to the former Periscope stockholders on July 23, 1999. The election gave the former Periscope stockholders a choice of receiving their pro-rata portion of 62,500 shares of the Company's common stock and also their pro-rata portion of an additional 62,500 shares of the Company's common stock should Periscope's pre-tax profits for the twelve months ended June 30, 2000 exceed $13 million, instead of receiving 225,000 shares of the Company's common stock, as previously discussed. On August 13, 1999, all former Periscope stockholders elected to receive their pro-rata portion of 62,500 shares of the Company's common stock. In September 1999, the Company delivered the common stock to the stockholders , which was previously held in treasury.

     In connection with the preparation of the Company's annual report for 1999, the Company's Board of Directors reevaluated its women and children's clothing operations. Based on the significant losses from operations for the twelve months ended December 31, 1999 and because Periscope would need additional working capital to continue operations, the Company's Board of Directors determined the investment in Periscope was not realizable from future operations. Therefore, the Company determined there was an impairment in the value of this asset in 1999 and accordingly wrote-off its investment in Periscope, including remaining goodwill of approximately $27 million.

     Effective April 11, 2000, the Company entered into a management agreement with Stone Investments Banking LLC ("SIB"). In connection with this agreement,
Ralph Stone was appointed   interim Chief Executive Officer of Periscope and
GIANT paid a fee of $40,000 to SIB. In addition, effective April 11, 2000, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a long-time Periscope senior executive, president of Periscope. The management change at Periscope was completed; Mr. Stone is no longer the Chief Executive Officer of Periscope and the SIB management agreement ended.

     On April 26, 2000, the Company amended its Cash Pledge and Security Agreement with Century , whereby Century would continue to advance funds to Periscope pursuant to the current Factoring Agreement. As required by the amended Cash Pledge and Security Agreement , GIANT provided collateral of $3 million and guaranteed an additional $2 million of Periscope's obligations. GIANT's previous $4 million guarantee under the Factoring Agreement was released.

     In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against the Company and other parties for wrongful termination of their employment with Periscope. Periscope and GIANT did not respond formally to Mr Sirchio's complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Mr. Sands' complaint by denying all of the allegations of Mr. Sands' complaint and asserted that Mr. Sands was not entitled to damages. In addition, the Company filed a counterclaim which asserted, among other things, that Mr. Sands violated his employment agreement, interfered with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to temporarily bar Mr. Sands from competing in the women's apparel business. On July 11, 2000, Mr. Sands, GIANT, Periscope and David Gotterer signed a Memorandum of Understanding which settled the above civil lawsuit. On July 14, 2000 a Settlement Agreement was signed by all which supersedes the Memorandum Understanding. As part of this Settlement Agreement, among other things, Mr. Sands dismissed his complaint with prejudice, assigned to Century for the benefit of Periscope approximately $1.97 million dollars including interest that Mr. Sands had previously provided to the factor, forgave $2 million owed by Periscope to him and returned 768,691 shares of GIANT common stock issued to him. In addition, Mr. Sands may not hire any additional Periscope personnel and may not reveal confidential business information related to Periscope, Mr. Sands paid to Periscope $1 million dollars and agreed to pay $528,000 related to the amount Mr. Sands owed Periscope. In July 2000, Mr. Sands paid $150,000 related to his $528,000 note receivable owed to Periscope. GIANT received a security interest in Mr. Sands Challenger 600 airplane for the note receivable from Mr Sands. In November 2000, Mr. Sands' airplane was repossessed by the company that financed the plane ("senior creditor"). GIANT, on behalf of Periscope, made a request to the senior creditor for payment of the unpaid balance of Mr. Sands note receivable. In December 2000, the airplane was subsequently sold, thru auction, by the senior creditor; however, after the senior creditor was paid, there were no additional proceeds available to Periscope or any of the additional lien holders. As part of this Settlement Agreement, among other things, GIANT, Periscope and David Gotterer agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands except for amounts becoming due as part of this Settlement Agreement. Effective July 14, 2000, a general release was signed by Mr. Sirchio which ended his action. For details of this lawsuit, see Item 3 -Legal Proceedings.

     The Company filed Form 8-K on July 26, 2000 reporting the dismissal of Arthur Andersen LLP as its auditors effective July 19, 2000.

     In August 2000, the Company effectively lost control of Periscope's operations to Century when Century determined which customer orders would be filled by determining which raw materials would be purchased in the manufacture of piece goods and which expenses would be paid. In September 2000, Periscope began to lay off employees and facing an eviction threat due to the non-payment of rent, moved its New Jersey operations to its showroom in New York. The move was completed with little time for Periscope and GIANT to properly account for accounting and other records located in Periscope's New Jersey office. As part of the move, approximately 900 boxes of accounting records stored in Periscope's facilities were moved to a public warehouse in New Jersey. Century took possession of sales and billing records.

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations.

     On October 6, 2000, GIANT commenced an action against Glenn Sands, Arthur Andersen LLP, L.H. Friend, Weinress, Frankson & Presson, Inc. and Friedman, Alpren & Green LLP for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope. For details of this lawsuit, see
Item 3 - Legal Proceedings.

     On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets, including accounting books and records to Century. Pursuant to the letter, all receivables, inventory, fixed assets and other assets of Periscope were transferred to Century. At the time of the transfer, Periscope was in default under its Factoring Agreement. GIANT, as a guarantor of $2 million of Periscope's obligations to Century, consented to this transaction. In return, Century released GIANT from its $2 million guarantee. In addition, Scott Pianin resigned as president of Periscope.

     On October 31, 2000, simultaneously with the completion of the aforementioned transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex . In connection with license, many of Periscope's accounting records were delivered to Alarmex. Century will receive a royalty equal to 5% of net sales of licensed products constituting current orders and 2% on all net sales on new orders. This agreement will remain in effect until Century has received $7 million in royalties from Alarmex. Century will remit a portion of these royalty fees to GIANT until GIANT has received $3 million, representing the cash collateral GIANT deposited with Century during the second quarter pursuant to the April 2000 amended Cash Pledge and Security Agreement. To date, the Company has not received any royalty fees due from Century.

     On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result, the Bankruptcy Trustee took custody of most of Periscope's accounting records located at the Alarmex office. Mr. Sands' receivable of $378,000 to Periscope was reported with the other remaining assets to the bankruptcy trustee.

RESTAURANT OPERATIONS (1987 TO PRESENT)
---------------------------------------

     Since 1987, through its equity investment in Rally's Hamburgers, Inc. ("Rally's"), the Company has been involved in the operation of double drive through hamburger restaurants. In January 1996, the Company announced that it intended to offer to exchange a new series of GIANT participating, non-voting preferred stock for Rally's outstanding common stock ("Exchange Offer"). Upon successful completion of the Exchange Offer, GIANT would have owned 79.9% of Rally's outstanding common stock. In April 1996, GIANT agreed to the request of the Rally's board of directors to terminate the proposed Exchange Offer. By November 1996, the Company's equity interest in Rally's common stock decreased to 15% primarily due to the sale of 4.3 million shares to Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants, Inc. ("CKE"), an affiliate of Fidelity.

     During 1996, the Company added to its involvement in the operation of double drive-through hamburger restaurants by purchasing 200,000 shares of the common stock of Checkers Drive-In Restaurants ("Checkers"). In addition, KCC, along with CKE and others, purchased approximately $29.9 million of Checkers $36.1 million 13.75% senior subordinated debt ("13.75% debt") from certain current 13.75% debt holders in November 1996. The total purchase price for the 13.75% debt was $29.1 million, of which KCC purchased $5.1 million principal amount of 13.75% debt for $5 million. Soon thereafter, the 13.75% debt was restructured. As a result, among other things, the 13.75% debt's interest rate was reduced to 13%, the maturity date of the restructured 13% debt was extended to July 31, 1999 and 50% of the aggregate net proceeds from the sale of assets were to be paid to the holders of the restructured 13% debt. Since November 1996, Checkers has made over $2.1 million in principal payments to KCC. The restructured credit agreement also provided for Checkers to issue warrants ("Checkers Warrants") to all holders of the restructured 13% debt, to purchase an aggregate of 20 million shares of Checkers common stock at an exercise price of $.75 per share. KCC received 2.8 million Checkers Warrants, which are exercisable at any time until November 22, 2002. KCC initially assigned the Checkers warrants a value of $1.2 million; however, due to the continued trend of the Checkers' common stock price to trade below $.75, the Company, as of December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1.2 million in 1998.

     In December 1997, Rally's acquired 19.1 million shares of Checkers common stock from GIANT, CKE, Fidelity and other parties in exchange for securities of Rally's including convertible preferred stock. This transaction gave Rally's an approximate 26% ownership in Checkers and made Rally's the largest stockholder of Checkers. GIANT's ownership in Rally's after the transaction was concluded amounted to 3.2 million shares or approximately 13% of Rally's outstanding common stock. GIANT had accounted for the investment in Rally's common stock under the equity method of accounting up through December 1997 when the Checkers exchange transaction occurred. As of December 31, 1997, GIANT accounted for the investment as a marketable security classified as an investment available-for-sale. In connection with the exchange of Rally's stock for Checkers stock, William P. Foley II, Chairman of CKE and Fidelity was elected chairman of both Rally's and Checkers. Mr. Foley replaced GIANT's Chief Executive Officer who had been Chairman of Rally's Board of Directors (before the stock exchange), and who currently remains as a Checkers' director.

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

     In March 1999, KCC exchanged its remaining $3 million restructured 13% debt for 998,377 shares of $.08 par value common stock of Santa Barbara Restaurant Group, Inc. ("SBRG") at a market price of $3.00 per share. The Company recorded investment income of approximately $129,000 equal to the remaining unamortized discount of the restructured 13% debt. As a result of the continuing decline in the market value of the SBRG $.08 par value common stock and the company's operating losses, the Company recorded a loss of approximately $1.6 million on this investment for the year ended December 31, 1999.

     On August 9, 1999, Checkers and Rally's merged in an all-stock transaction, which was previously announced on January 29, 1999. The merger agreement, approved by the stockholders of both Checkers and Rally's, provided that each outstanding share of Rally's stock be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) was retired after the merger. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company owns approximately
 .5 million shares of Checkers common stock or 5.7% of the outstanding shares of Checkers common stock and owns warrants to purchase approximately .2 million shares of Checkers common stock at a strike price of $3.00. Subsequent to the merger, Checkers will continue to operate restaurants under both the Checkers and Rally's brand names for the foreseeable future. Checkers has undergone certain management changes, including the hiring of Daniel J. Dorsch as CEO and president in December 1999. Mr. Dorsch also serves on the Checkers board of directors. Mr. Dorsch has over 30 years in the industry, operating successful franchised quick serve restaurants, including Papa John's Pizza, Taco Bell and KFC restaurants. Checkers' direction is to focus on menu simplification, increase stores operated by franchisees and an advertising campaign targeting the 18-35 year-old serious, fast food customer emphasizing speed and quality .

     As a result of the continuing decline in the market value of the Checkers common stock and the company's operating losses, the Company recorded a loss of approximately $1.4 million on this investment for the year ended December 31, 1999.

     On June 15, 2000, Checkers retired the remaining $39.5 million of its 9 7/8% senior notes. The senior notes were originally issued by Rally's in 1993 in connection with an $85 million bond financing transaction. Checkers used proceeds from recent market sales of restaurants and a recently completed $35 million line of credit to retire the senior notes.

     On August 29, 2000, the Company purchased 251,469 shares of Checkers common stock directly from SBRG for consideration consisting of 1,005,877 of SBRG $.08 par value common stock. The Company recorded the 251,469 shares of Checkers common stock acquired at the market value of the SBRG stock given up and recorded no gain or loss. On July 10, 2000, the Company sold in the open market 29,100 shares of Checkers common stock, receiving proceeds after expenses of $154,000 and recognizing a gain of $89,000.

     The Checkers warrants that were written-off in 1998, after the effect of the 12-1 reverse stock split, now have an exercise price of $3.00 per warrant and the Company owns 237,416 warrants. At December 31, 2000, with a closing price of $3.69, the value of the warrants are $93,000. The Company did not adjust the value of its marketable securities classified as available for sale for the value of the Checkers warrants.

     On December 31, 2000, the Company owns 757,283 shares of Checkers common stock representing approximately 8% of the total Checkers common stock outstanding shares of 9,653,623 reported in the company's Form 10-K for the fiscal year ended January 1, 2001.

     As of March 7, 2001, Checkers and Rally's, along with their franchisees, operate 423 and 425 double drive-through restaurants, respectively. Checkers restaurants operate primarily in the Southeastern United States. Rally's restaurants operate primarily in the Midwestern United States. Checkers is headquartered in Clearwater, Florida.

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

     Checkers is a Delaware company and its common stock is traded on the Nasdaq under the symbol CHKR. GIANT's Chief Executive Officer, the Company's vice-chairman and another board member all serve on CHKR's board of directors.

DISCONTINUED LUXURY YACHT CO-OWNERSHIP AND CHARTER (1996 TO 1998)
-----------------------------------------------------------------

     The Co-Ownership Program provided individuals and companies the opportunity for a co-ownership of a minimum of one-fourth interest in large ocean cruising yachts. In addition, a 100% ownership in the luxury yacht was also available. This program also provided for the management of these yachts by GIANT MARINE resulting in a practical and economical way to own these yachts. The Company believed this was the world's first Luxury yacht co-ownership program of this type. In 1996, in furtherance of this Co-Ownership Program, the Company purchased two yachts.

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

OTHER (1996)
------------

     In July 1996, KCC entered into an agreement ("NeoGen Agreement") with Joseph Pike and his company, NeoGen Investors, L.P. ("NeoGen"), to participate in the development, manufacturing and marketing of Mifepristone in the United States and other parts of the world. Under the NeoGen Agreement, KCC for a cash payment of $6 million would have obtained a 26% interest in NeoGen, the entity that held the sublicenses for all potential uses of Mifepristone. Subsequent to the signing of this contract, in October 1996, KCC filed suit against Joseph Pike and NeoGen for fraud and breach of the NeoGen Agreement and also filed suit against the licensors of Mifepristone, the Population Council, Inc. and Advances in Health Technology, Inc. In November 1996, the Population Council and Advances in Health Technology, filed suit against Joseph Pike and NeoGen. The suit claimed Joseph Pike had concealed information that he had been, among other things, convicted of forgery. Under a settlement reached in 1996 with the Population Council, Joseph Pike agreed to sell most of his financial stake in Mifepristone and relinquish his management of the distribution company that was set up to sell and distribute this drug. In February 1997, a new company called Advances for Choice was established to oversee the manufacturing and distribution of Mifepristone. In October 1997, KCC settled their litigation with the Population Council, Inc. and Advances in Health Technology, Inc. and in November 1997, KCC, GIANT and Joseph Pike announced the settlement of their litigation. KCC's action against NeoGen continues. See Item 3 - Legal Proceedings.

AUDIT REPORTS
-------------

     The Company filed a Form 8-K on January 8, 2001 which reported the engagement of BDO Seidman, LLP (BDO) its auditors for the fiscal year ended December 31, 2000. The Company had dismissed its former auditors, Arthur Andersen, LLP (Andersen) in July 2000. The Company's Form 10-Q for the second and third quarterly periods of 2000 were not reviewed by independent accountants. The Company requested that Andersen give its consent for the Company to include their audit reports for the two years ended December 31, 1999 in any Company public filings and allow BDO to review previously issued Andersen's prior year working papers. Management believes Andersen declined the Company's request because of the present litigation between Andersen and the Company (see Item 3 -Legal Proceedings).

     As described in Item 1 "Business," the Company discontinued its principal operations at Periscope during 2000. As part of the peaceful possession of Periscope by Periscope's outside factor the assets and records of Periscope were given to the factor. As a result, a reaudit of the Company's financial information for any period other than the Company's balance sheet as of December 31, 2000 was not possible due primarily to the following:

              . Periscope's operations constituted the significant portion of the Company's operations during 1998, 1999 and 2000.

              . Periscope's accounting records were located in at least four different locations in two different states and were not properly indexed;

              . Most of the key documents necessary to complete an audit are not within the Company's control;

              . The Company learned that while under the control of Mr. Sands, some of his associates destroyed documents while employed at Periscope. Most of the key financial personnel left the company after Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code. Substantiation of the records, if they were accessible would not be able to be completed and therefore, the majority of the auditor's questions could not be answered.

     The most recent Exchange Act filing by the Company that included Andersen audit report was the 1999 Form 10-K. This audit report dated April 12, 2000 on the Company's financial statements as of December 31, 1999 and 1998 and for the three years in the period ended December 31, 1999. Andersen's report was modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. During the Company's fiscal years ended December 31, 1999 and 1998, and the subsequent interim period, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Andersen's satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, Andersen did advise the Company that during the course of their audit work in connection with the sales cutoff at December 31, 1999, certain documents may have been altered and that controls surrounding the sales cutoff were not operating effectively. This advice was later set forth in a Material Weakness Letter dated May 19, 2000. Prior to completing the audit for 1999, the Company made the adjustments related to sales that were not recorded in the proper periods and no modification to Andersen's Report was made. Prior to its dismissal, Andersen did not advise the Company that information had come to Andersen's attention that led Andersen to no longer be able to rely on Company's management's representations, or that made Andersen unwilling to be associated with the financial statements prepared by Company's management. In addition, Andersen did not advise the Company that Andersen needed to expand significantly the scope of its audit (other than the sales cutoff matter previously discussed in this paragraph), or that information had come to Andersen's attention during such time period that if further investigated would materially impact the fairness or reliability of either a previously-issued audit report or the underlying financial statements or to an audit report that would have been issued covering the fiscal periods subsequent to the date of the most-recent financial statements covered by an audit report. No assurances can be provided by the Company that, had Andersen consented to the reissuance of its audit report on the prior periods, the report would be in its original form and without a qualification. Due to the foregoing situation, the Company's financial statements included in this document are considered to be unaudited (except for the Company's Balance Sheet as of December 31, 2000).

Employees

     At December 31, 2000 the Company employed 5 persons on a full-time basis. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

     Burt Sugarman, 62, Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985. Mr. Sugarman was Chairman of Rally's board of directors from November 1994 through October 1997, having also served as its Chairman of the Board and Chief Executive Officer from 1990 through February 1994. He remains a director of Checkers after the merger with Rally's. Mr. Sugarman also serves on the board of directors of SBRG.

     Pasquale A. Ambrogio, 48, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Ambrogio joined the Company in June 1995 as Controller where he served for approximately five years. He was appointed to his present position with the Company in May 2000.

ITEM 2.  PROPERTIES.

          GIANT leases space for its executive office which is located in Beverly Hills, CA. 90210. The Company moved into its executive office in March 2000. The corporate office consists of approximately 1,700 square feet of useable office and storage space. The base annual rental is approximately $59,000. The lease for this executive office expires in 2005, with one, five-year renewal option.

     GIANT's previous executive office was in a leased premises located in Los Angeles, CA. 90069. The Company's executive office consisted of approximately 9,800 square feet at an annual base rent of approximately $298,000. The term for this lease is 60 months, expiring in April 2002, with two, three-year renewal options. On November 3, 1999, GIANT signed a sublease agreement beginning in February 2000, to sublease this space at the same annual rental and for the remaining period under the prior lease agreement. GIANT remains primarily liable for the annual rent due to the original lessor under this lease. The sublessee is subject to all the terms of this lease, which are applicable to the sublessor as tenant under the prior lease. The sublessee moved into this office at the end of March 2000.

ITEM 3.    LEGAL PROCEEDINGS.

Mittman, et al. V. Rally's Hamburgers, Inc., et al.
----------------------------------------------------

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald
C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen & Co., a purported class action alleging certain violations of the Securities Exchange Act of 1934, as amended, was filed in the United States Western District Court of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against Rally's, certain of its officers, directors and shareholders, a former officer of Rally's and Rally's auditors. In the action, plaintiffs seek an unspecified amount of damages, including punitive damages. On February 14, 1994, a related lawsuit was filed by two other shareholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney
                                         --------------------------------------
v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M.
-----------------------------------------------------------------------
Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser
--------------------------------------------------------------------------------
and Arthur Andersen & Co., (Civ. No. C-94-0087-L-S). On March 23, 1994, all
--------------------------
plaintiffs filed a consolidated lawsuit known as Mittman, et al. V. Rally's
                                                 --------------------------
Hamburgers, Inc., et al., (Civ. No. C-94-0039-L(CS)(the "Mittman Actions"). On
-------------------------
April 15, 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Securities Exchange Act of 1934, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture). The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. Finally, the Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties. Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the Court granted plaintiffs' motion, certifying a class from July 20, 1992 to September 29, 1993.

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

     Two settlement conferences have been conducted, but have been unsuccessful. Fact discovery was completed in the summer of 1999. Expert discovery was completed in early Spring 2000. Summary judgment motions by defendants were filed in late 2000, and are still pending. No trial date has been set.

     The Company denies all wrongdoing and intends to vigorously defend this action. It is not possible to predict the outcome of this action at this time.

First Albany Corp., as custodian for the benefit of Nathan Suckman v. Checkers
------------------------------------------------------------------------------
Drive-In Restaurants, Inc. et al. Case No. 1667. ("Suckman")
-------------------------------------------------------------

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

     For the reasons stated in the Suckman action, plaintiffs have agreed to
                                   -------
provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event that they choose to proceed.

     The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

Jeffrey W. Sirchio, plaintiff, v. Periscope Sportswear, Inc. and GIANT GROUP,
-----------------------------------------------------------------------------
LTD.
----

     On or about May 4, 2000, Mr. Jeffrey Sirchio, a former vice president for operations at Periscope, filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 3391, alleging claims against Periscope and GIANT for breach of contract and tortious interference with contract, allegedly arising from Periscope's termination of Mr. Sirchio's employment with Periscope on or about April 11, 2000. Periscope and GIANT did not respond formally to the Complaint and deny the material allegations of the Complaint and contend that Mr. Sirchio was terminated for cause and that he is entitled to no damages pursuant to the matters alleged in the Complaint.

     Effective July 14, 2000, a general release signed by Mr. Sirchio ended this action.

Glenn Sands, plaintiff, v. GIANT GROUP, LTD., Periscope Sportswear, Inc. and
----------------------------------------------------------------------------
David Gotterer.
---------------

     On or about May 8, 2000, Mr. Sands filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 3472, alleging claims against GIANT, Periscope and David Gotterer (a current director of GIANT ) for breach of contract, negligent misrepresentation and fraudulent misrepresentation, allegedly arising from Periscope's termination of Mr. Sands' employment with Periscope on or about April 11, 2000, and from a claimed breach by GIANT of a proposed "reacquisition agreement" with Mr. Sands. On May 18, 2000, the Company filed a motion for a preliminary injunction in conjunction with an answer and counterclaim to Sands' complaint. The answer denies all of the material allegations of the complaint and asserts that Mr. Sands is entitled to no damages pursuant to the matters alleged in the complaint. The counterclaim asserts, among other things, that Mr. Sands is violating his employment agreement, interfering with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to temporarily bar Mr. Sands from competing in the women's apparel business.

     On July 11, 2000, Mr. Sands, GIANT, Periscope and David Gotterer signed a Memorandum of Understanding, which settled the above civil lawsuit. On July 14, 2000, a Settlement Agreement was signed by all the parties, which superseded this Memorandum of Understanding. As part of this Settlement Agreement, among other things, Mr. Sands filed a stipulation of dismissal of his complaint with prejudice, assigned to the factor for the benefit of Periscope the guarantee of approximately $1.97 million dollars including interest Mr. Sands had previously provided to the factor, forgave $2 million owed by Periscope to him and returned 768,691 shares of GIANT common stock issued to him. In addition, Mr. Sands paid to Periscope $1 million dollars and promises to pay $528,000 related to the amount Mr. Sands owes Periscope on January 14,

2001 or on the date Mr. Sands sells his airplane whichever date is earlier. A security interest of $706,000 has been attached to Mr. Sands Challenger 600 airplane for the benefit of Periscope. Mr. Sands cannot hire any Periscope personnel on or after July 14, 2000 and cannot reveal confidential business information stated in the Settlement Agreement. As part of this Settlement Agreement, among other things, GIANT, Periscope and David Gotterer agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands except for amounts becoming due as part of this Settlement Agreement.

     In July 2000, Mr. Sands paid $150,000 related to his $528,000 note receivable owed to Periscope. In November 2000, Mr. Sands' airplane was repossessed by the company that financed the plane. Periscope has a security interest in the plane and made a request to the finance company for payment of this amount. On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The remaining balance of the note receivable of $378,000 was reported with the other remaining assets to the bankruptcy trustee. In December, the plane was subsequently sold; however, after the first lien holder was paid, there were no additional proceeds available to Periscope or any of the additional lien holders.

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP; L.H.
     ---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP.
-----------------------------------------------------------------------------

     On or about October 6, 2000, the Company filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 7578, alleging claims under the United States securities laws against Glenn Sands, Arthur Andersen LLP ("AA"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("LHF") and Friedman, Alpren & Green LLP ("Friedman"). The Company alleges that Mr. Sands, while acting as principal officer and shareholder of Periscope, made false and misleading representations about Periscope to the Company prior to the Company's acquisition of Periscope in December 1998. The Company also alleges that AA, LHF and Friedman failed to make necessary disclosures of material information related to Periscope and failed to fulfill their contractual and fiduciary obligations to the Company in connection with the Company's acquisition of Periscope. The Company has requested a jury trial. All defendants have moved to dismiss the complaint. A hearing is scheduled in April to hear the defendant's motions to dismiss. It is not possible to predict the outcome of this matter at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the calendar year ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 20, 1999, the Company was notified by the New York Stock Exchange ("NYSE") that it did not meet the NYSE's recently effective continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. The Company submitted a business plan to the Listings and Compliance Committee of NYSE for review that demonstrated that the Company could comply with these standards within 18 months. The NYSE accepted the plan and notified the Company that it would monitor the Company's progress in meeting the milestones set forth in the plan. Following the Company's write-off of its investment in Periscope in April 2000, the NYSE notified the Company that trading of its Common Stock would be suspended on April 25, 2000. On April 27, 2000, the Company's common stock commenced trading on the OTC Bulletin Board under symbol "GPOL".

     The high and low sale prices and bid prices for the common stock during 2000 and of 1999 are set forth below. The table shows the high and low sales prices for 1999 through April 25, 2000 on the NYSE. For the remaining period through December 31, 2000, the table reflects the high bid prices reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No dividends were paid on the common.

stock in either year. The Company expects that any future earnings will be retained in its business, and no cash dividends will be paid on its common stock for the foreseeable future

                                      -----------------------------------------------------------------------------------------
                                                                     SALE PRICES OF COMMON STOCK
                                      -----------------------------------------------------------------------------------------

                                                      2000                                         1999
  Quarter                                  High                   Low                   High                     Low
-----------                           ----------------  ---------------------  ---------------------  -------------------------
First                                        $2 1/8            $1 5/8               $  9 5/8                   $  5 3/8
Second                                          3/5             13/32                  7 1/2                      5 3/8
Third                                         16/39               3/8                 7 7/16                      3 1/2
Fourth                                         4/16              7/50                4 11/16                    2 11/16


     On March 27, 2001 the approximate number of record holders of the Company's common stock was 1,600.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 2000 and is derived from the financial statements of the Company, which are unaudited for 1996,
   1997, 1998, 1999 and 2000 except the Balance Sheet which is audited for
    2000. This information should be read in conjunction with Management's
        Discussion and Analysis of Financial Condition and Results of
           Operations and the consolidated financial statements and
           related notes. The Company's results of operations have
            been restated to present the Co-Ownership Program and
               Periscope as discontinued operations. See AUDIT
                    REPORTS in PART 1 of Item I - Business.

                   Year Ended December 31,                             1996         1997         1998         1999         2000
-----------------------------------------------------------------   --------------------------------------------------------------
                                                                           (Dollars in thousands, except per share amounts)
Income Statement Data: (Unaudited)
    General and administrative expenses                             $   (4,574)  $   (4,458)  $   (3,543)  $   (3,571)  $   (1,852)
    Proxy contest and related legal expenses                              (752)           -            -            -            -
    Exchange Offer and related legal expenses                             (518)           -            -            -            -
    Merger and related legal expenses                                        -            -         (165)           -            -
    Depreciation (1)                                                      (397)        (523)        (277)      (1,036)         (33)
    Investment and other income                                          2,784        2,006        3,000          928          114
    Interest expense                                                       (34)        (153)          (2)         (36)           -
    Gain (loss) on the sale of investments                               5,234          (84)        (752)         426          115
    Gain on sale of property & equipment                                     -            -        2,855          239            -
    Gain (loss) on sale of investment in affiliate                       6,177            -       (1,168)      (2,981)           -
    Equity in earnings (loss) of affiliate                                 367         (623)           -            -            -
                                                                   ---------------------------------------------------------------
    Income (Loss) from continuing operations
       before income tax benefit                                         8,287       (3,835)         (52)      (6,031)      (1,656)
    Income tax benefit                                                   9,649        4,170        1,466          307          608
                                                                   ---------------------------------------------------------------
    Income (loss) from continuing operations                            17,936          335        1,414       (5,724)      (1,048)
Discontinued Operations:
    Loss from co-ownership program, net of income tax effect               (24)      (4,953)           -            -            -
    Loss from disposition of co-ownership program, net of
       income tax effect                                                                            (219)
    Loss from apparel operations, net of income tax effect                   -            -         (702)     (40,540)      (3,798)
    Gain on disposition of apparel operations, net of income tax
     effect                                                                  -            -            -            -        6,208
                                                                   ---------------------------------------------------------------
    Net income (loss)                                               $   17,912   $   (4,618)  $      493   $  (46,264)  $    1,362
                                                                   ===============================================================

Basic earnings per common share:
    Income (loss) from continuing operations                        $     4.40   $     0.10   $     0.44   $    (1.45)  $    (0.28)
    Net income (loss)                                                     4.40        (1.42)        0.15       (11.71)        0.37

Diluted earnings per common share:
    Income (loss) from continuing operations                        $     4.08   $     0.10   $     0.44   $    (1.45)  $    (0.28)
    Net income (loss)                                                     4.07        (1.42)        0.15       (11.71)        0.37

Weighted average shares outstanding:
    Basic earnings per common share                                  4,074,000    3,260,000    3,184,000    3,951,000    3,690,000
    Diluted earnings per common share                                4,400,000    3,260,000    3,185,000    3,951,000    3,690,000

Balance sheet data as of December 31: (Unaudited except 2000)
    Assets held-for-sale                                            $   21,485   $   24,362   $        -   $        -   $        -
    Total assets                                                        69,047       53,876       16,795       11,256        5,862
    Total stockholders' equity                                          52,815       48,498       15,109        4,120        5,230

(1) Includes $863 of fixed assets written-off in 1999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

     In connection with the preparation of the Company's annual report for 1999, the Company's Board of Directors reevaluated its women and children's clothing operations. Based on the significant losses from operations for 1999 and because Periscope would need additional working capital to continue operations, the Company determined the investment in Periscope was not realizable from future operations. Therefore, the Company determined there was an impairment in the value of this asset in 1999 and accordingly wrote-off its investment in Periscope, including remaining goodwill of approximately $27 million. On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations following months of being in default of its factoring agreement. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century, reducing amounts owed to Century. On October 31, 2000 simultaneously with the completion of the aforementioned transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex. On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. These events were previously discussed in detail in Item 1 - Business. As a result of these events, the Company is reporting Periscope as a discontinued operation in the Company's Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2000 and in the Company's Consolidated Balance Sheet as of December 31, 2000 and 1999.

Results of Operations for 2000 Versus 1999

Costs and expenses
------------------

    Total costs and expenses for the twelve months ended December 3l, 2000 ("current year" or "2000") decreased $2,722 to $1,885 in 2000 from $4,607 for the twelve months ended December 3l, 1999 ("prior year" or "1999"). General and administrative expenses in 2000 decreased by $1,719 to $1,852 from $3,571 in 1999. During 2000, GIANT's management reviewed, and will continue to review, all expenses in an effort to cut costs. GIANT's President and Chief Executive Officer voluntarily agreed to retroactively cancel the termination payment due to him at the expiration of his employment agreement. As a result of this action, the Company reversed the accrued liability of $482 recorded at December 31, 1999 related to the termination payment. For the current year, this action resulted in a cost savings of approximately $464. In addition, GIANT's President and Chief Executive Officer voluntarily authorized the Company in January 2000 to decrease his annual salary to $450, which resulted in a cost savings of approximately $550 for the current period. GIANT also incurred lower rent expense of approximately $183 due to the move into a smaller office in 2000, lower outside services of $151 lower travel expense of $100, and current year Franchise taxes of approximately $41 due to the decrease in the Company's equity in 1999. Depreciation for 2000 decreased by $1,003 to $33 compared to $1,036 in 1999 due to the write-off in 1999 of leasehold improvements associated with the Company's prior corporate office. This office was subleased to a third party effective March 2000, as part of the Company's plan to reduce overhead expenses.

    Other income (expense) for 2000 increased $1,653 to income of $229 in 2000 from expense of $1,424 in 1999. In 2000, the Company's investment income decreased $814 to $114 compared to $928 in 1999, primarily due to a decrease of approximately $762 in income from investments in debt securities. In 2000, the Company recorded lower gains on the sale of marketable securities of $311. In 1999, the Company recognized a gain on the sale of land of $268, offset by a loss on the sale of office equipment of $29. In 1999, the Company recorded non-cash losses of $2,981 on its investments in the equity securities of two affiliated companies due to the decline in the market prices of the entities' stock and the continued losses experienced by both companies in 1999.

    In 2000, loss from discontinued operations of $3,798, net income tax benefit of $2,230, reflected Periscope's results of operations for the nine-months ended September 30, 2000. Pre-tax income on disposition of discontinued operations of $8,438, net of income tax expense of $2,230, included income of approximately $14,330 related to the Company's reversal of liabilities outstanding prior to Periscope's filing for bankruptcy, expense of $3,430 related to Periscope's delivering peaceful possession of its assets to Century, the write-off of the Company's $3,000 collateral deposit with Century and income of $538 related to the return of 768,691 shares of GIANT common stock issued to Mr. Sands in connection with the Company's acquisition of Periscope in 1998. This return of GIANT shares, at an assigned value of $.70 a share used in the income calculation, was included as part of the Settlement Agreement signed by Mr. Sands, GIANT, Periscope and David Gotterer resolving the lawsuits between the parties (See Item 3 - Legal Proceedings).

Results of Operations for 1999 Versus 1998

    Total costs and expenses for the twelve months ended December 3l, 1999 ("current year" or "1999") increased $622 to $4,607 in 1999 from $3,985 for the twelve months ended December 3l, 1998 ("prior year" or "1998"). General and administrative expenses increased $28 to $3,571 in 1999 compared to $3,543 in 1998. The increase in expense was primarily due to the accrual of $417 for GIANT'S President and CEO's deferred compensation due at the termination of his contract and higher legal expenses of $65. This increase in expenses were mostly offset by decreases in corporate jet expenses of $284 due to the sale of the airplane in 1998, investment expense of $122, State of Pennsylvania taxes of $61 due to the sale of land located in the state and lower political contributions of $35. Depreciation increased $759 to $1,036 in 1999 from $277 in 1998 primarily due to the write-off of the leasehold improvements associated with Company's corporate office. This office was subleased to a third party effective March 2000, as part of the Company's plan to reduce overhead expenses.

    Other income (expense) for 1999 decreased $5,357 to an expense of $1,424 in 1999 from income of $3,933 in 1998. The Company recorded lower investment income of $2,072 in 1999 primarily due to a reduction in interest income from the Company's investment in debt securities of $2,006 and lower gains of $2,616 on the sale of property equipment in 1999. The Company recognized a gain of $268 on the sale of land and a loss of $29 related to the sale of office furniture. In 1998, the Company recognized a gain of $2,855 on the sale of property and equipment, including the corporate plane, a Gulfstream II SP. In 1999, the Company recorded non-cash losses of $2,981 on its investments in the equity securities of two affiliated companies due to the decline in the market prices of the entities' stock and the continued losses experienced by both companies in 1999. In 1998, the Company recorded a non-cash loss of $1,168 related to the entire write-off of the Company's investment in Checkers warrants due to the continued trend of the Checkers' common stock to trade below $.75, the exercise price of the warrants.

     Loss from discontinued apparel operations of $40,540, net of income tax expense of $2,849 for 1999 included the write-off of the remaining goodwill of approximately $27 million. In 1998, loss from discontinued apparel operations of $702, net of income tax benefit of $327, represented the results of operations for Periscope for the 20-day period beginning December 12, 1998 to December 31, 1998. Loss from disposition of the Co-Ownership Program, until the two yachts were sold in 1998 was $219, net of income tax benefit of $128. This loss consisted of charter income of $1,308 and net of expenses of $1,114. In addition, the loss included the following sales of the Company's two luxury yachts. In April 1998, the Company sold for cash one of its two luxury yachts for $14,500, less selling expenses. The net sales price equaled the Company's current carrying value. In October 1998, the Company sold the remaining luxury yacht for a cash sales price of $10,875 less selling expenses. The Company recognized a loss of $541 and recorded revenue related to refunds of approximately $294, included in expenses of $1,114, from the U.S. Customs Services for amounts previously deposited with this agency. On December 28, 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company.

QUARTERLY FINANCIAL DATA (Unaudited)

The Company's unaudited results of operations for 2000 and 1999 has been restated to reflect Periscope as a Discontinued Operation.

2000                                     Quarter Ended                       March 31      June 30      September 30  December 31
---------------------------------------------------------------------------------------- ------------- -------------- ------------
 Total costs and expenses                                                   $     (590)  $     (555)    $      117      $    (857)
 Total other income (expense)                                                       41           69            130            (11)
                                                                          -------------- ------------- -------------- ------------
Loss from continuing operations before income tax benefit                         (549)        (486)           247            (868)
Income tax benefit                                                                 --           --             --              608
                                                                          -------------- ------------- -------------- ------------
Loss from continuing operations                                                   (549)        (486)           247            (260)
Income (loss) from discontinued operations, net of income tax effect               135       (5,878)          (317)          2,262
Income (loss) on disposition of discontinued operations, net of
 income tax effect                                                                 --           --            (687)          6,895
                                                                          -------------- ------------- -------------- ------------

Net income (loss) as reported in Form 10-K                                  $     (414)   $   (6,364)    $    (757)     $    8,897
Form 10-Q Adjustments (Loss):
CEO voluntary termination of deferred salary previously recorded as
   decrease in expense                                                             482          --             --              --
Former Periscope officer return of Company's shares issued in connection with acquisition previously recorded as increase to capital in
   excess of par value                                                             --           --            (538)             --
                                                                          -------------- ------------- -------------- ------------
Net income (loss) as previously reported                                    $       68   $   (6,364)    $   (1,295)     $    8,897
                                                                          ============== ============= =============  ============

As reported in Form 10-K:
   Basic earnings (loss) per common share                                   $   ( 0.10)  $    (1.59)    $    (0.22)     $     2.41
   Diluted earnings (loss) per common share (1)                             $    (0.10)  $    (1.59)    $    (0.22)     $     2.41
As previously reported:
   Basic earnings (loss) per common share                                   $     0.02  $     (1.59)    $    (0.38)     $     2.41
   Diluted earnings (loss) per common share (1)                             $     0.02  $     (1.59)    $    (0.38)     $     2.41

Weighted average shares - basic                                              3,990,000    3,990,000      3,422,000       3,690,000
Weighted average shares - diluted (1)                                        3,990,000    3,990,000      3,422,000       3,690,000
---------------------------------------------------------------------------------------- ------------- -------------- ------------

(1) The calculation for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 do not include 2,136,000, 2,161,000,
2,166,000 and 2,166,000 potentially dilutive stock options and 75,000 potentially dilutive warrants as the effect of these securities would be anti-dilutive because the exercise price of these securities, ranging from a high of $8.25 to a low of $.41, exceed the average market price of the Company's common stock for the quarters.

1999                                             Quarter Ended               March 31      June 30      September 30   December 31
---------------------------------------------------------------------------------------- ------------- -------------- ------------
 Total costs and expenses                                                   $     (795)  $   (1,017)    $     (965)     $   (1,866)
 Total other income (expense)                                                      809          558             20             (33)
Gain on the sale of property and equipment                                         --           --             --              239
Loss on affiliate transactions                                                     --           --             --           (2,981)
                                                                          -------------- ------------- -------------- ------------
Income (loss) from continuing operations before income tax effect                   14         (459)          (945)         (4,641)
Income tax benefit (expense)                                                        (8)         150            265            (100)
                                                                          -------------- ------------- -------------- ------------
Income (loss) from continuing operations                                             6         (309)          (680)         (4,741)
Income (loss) from discontinued operations, net of income tax
       effect                                                                      698         (235)          (356)        (40,647)
                                                                          -------------- ------------- -------------- ------------
Net income (loss) as previously reported in Form 10-Q                       $      704   $     (544)    $   (1,036)     $  (45,388)
                                                                          ============== ============= ============== ============
Basic earnings (loss) per common share                                      $     0.18   $    (0.14)    $    (0.26)     $   (11.38)
Diluted earnings (loss) per common share (1)                                $     0.17   $    (0.14)    $    (0.26)     $   (11.38)
Weighted average shares - basic                                              3,927,000    3,927,000      3,960,000       3,990,000
                                                                          -------------- ------------- -------------- ------------
Weighted average shares - diluted (1)                                        4,128,000    3,927,000      3,960,000       3,990,000
---------------------------------------------------------------------------------------- ------------- -------------- ------------

(1) The calculation for the quarters ended June 30, 1999, September 30, 1999 and December 31, 1999 do not include 2,131,000, 2,136,000 and 2,136,000 potentially dilutive stock options and 75,000 potentially dilutive warrants as the effect of these securities would be anti-dilutive because the exercise price of these securities, ranging from a high of $8.25 to a low of $.5.44, exceed the average market price of the Company's common stock for the quarters

Liquidity and Capital Resources

    At December 31, 1999 and 2000, the Company had working capital of $4,072 and $5,103 with current ratios of 1.6 and 9.2 to 1, respectively. Working capital at December 31, 1999 included net liabilities from discontinued operations of $5,313. The Company's Balance Sheets reflected net liabilities from discontinued operations of $0 at December 31, 2000 due to the peaceful possession of Periscope's assets by Century on October 31, 2000 and due to the filing by Periscope of a voluntary petition under Chapter 7 of the Bankruptcy Code on November 30, 2000. It is the opinion of the Company that GIANT will not be liable for any of the liabilities reflected in Periscope's bankruptcy filing.

    The Company's liquidity, consisting of cash and cash equivalents and marketable securities decreased by $4,619 from $9,887 at December 31, 1999 compared to $5,268 at December 31, 2000. The decrease resulted primarily from the liquidation of marketable securities providing funds for the $3,000 collateral deposit to Century and also for Company operations. The Company provided a reserve of $3,000, due to the probability that the deposit would not be returned to the Company. The loss is included in disposal of discontinued operations on the Company's Consolidated Statements of Operations.

    GIANT's President and Chief Executive Officer voluntarily agreed to retroactively cancel the termination payment due to him at the expiration of his employment agreement. As a result of this action, the Company reversed the accrued liability of $482 recorded at December 31, 1999 and recorded an increase to capital in excess of par value.

     Net cash provided (used) by continuing operating activities for the three years ended December 31, 1998, 1999 and 2000 was $(2,282), $(4,025) and $1,859,
respectively.

     Net cash provided (used) by continuing investing activities for the three years ended December 31, 1998, 1999 and 2000 was $32,816, $(37) and $4,869,
respectively. During 1998, cash provided by continuing investing activities of $32,816 resulted from cash of $44,484 received from sales of marketable securities, net of cash of $42,507 paid for the purchase of marketable securities reduced by capital expenditures of $66, primarily leasehold improvements. In addition, the Company received cash of $30,178, net of capital improvements for one of its yachts, from the sale of its two luxury yachts and other assets, including the corporate plane, a Gulfstream II SP acquired in 1991 and principal payments of $727 on its investment in Checkers Debt. During 1999, cash used by continuing investing activities of $37 resulted from cash of $4,808 received from sales of marketable securities, net of cash of $5,129 paid for the purchase of marketable securities reduced by net of cash received of $284. During 2000, cash provided by continuing investing activities of $4,869 resulted from cash of $6,997 received from sales of marketable securities, net of cash of $2,011 paid for the purchase of marketable securities reduced by capital expenditures of $117 for leasehold improvements, furniture and equipment for the Company's new office space.

     Net cash used by continuing financing activities for the three years ended December 31, 1998, 1999 and 2000 was $1,483, $0 and $14 for the purchase of 207,000, 0, and 66,000 shares of treasury stock, respectively.

     GIANT'S Board of Directors has reviewed various courses of action with respect to the future of the Company. Currently, the Company is analyzing a voluntary tender offer to its shareholders. However, there can be no assurance that the Company will undertake this transaction. Other courses of action the Company is reviewing include but not limited to, the acquisition of GIANT'S shares of common stock in the open market or in private transactions and an extraordinary corporate transaction such as a merger, reorganization, liquidation or other transaction. In the event the Company does not finalize the voluntary tender offer to its shareholders, there can be no assurances that GIANT will undertake any of these other transactions. The Company's current liquidity is provided by cash and cash equivalents and investment income. There can be no assurances that the Company's liquidity will remain sufficient to continue operations indefinitely; however, management believes that the Company's current liquidity is sufficient for the Company's near-term operation.

Inflation
---------

     Inflation has not had a material effect on the Company's revenues and expenses from operations in the last three years and is not expected to have a material effect on the Company's business.

Personal Holding Company
------------------------

     Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a Personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from personal holding company sources, generally defined to be passive income (the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the income test will not be satisfied in the future.

Recent Accounting Pronouncements
---------------------------------

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

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options which did not result in the change in the valuation of the Company's stock options.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
------------

     The Company's primary financial instruments consist of money market funds paying interest at varying interest rates, investments in equity securities and investments in debt securities with fixed interest rates. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower interest rates and lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. Rather, the Company actively manages its investment portfolio to increase the returns on investment and to ensure liquidity, invests in instruments with high credit quality provided through major financial institutions. In addition, the Company attempts to make prudent and informed business decisions before investing in equity securities.

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

     At December 31, 2000, the carrying value of the Company's investment in marketable equity securities available for sale is recorded at $3,428, including net unrealized losses of $160. The estimated potential decrease in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchanges is $342, approximately 6% of the Company's current assets.

     At December 31, 2000, the carrying value of the Company's investment in marketable debt securities classified as trading is recorded at $412, including net losses of $82. Generally, the fair market value of an investment in fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The net losses of $82 represent the decrease in the carrying value of bonds due to the changes in interest rates and other factors. The estimated potential decrease in fair value resulting from a hypothetical 10% decrease in the carrying value of bonds due to the changes in interest rates and other factors is $41, approximately 1% of the Company's current assets.

ITEM 8.  INCOME STATEMENT

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1999 and 2000
                                  (Unaudited)
               (Dollars  in thousands, except per share amounts)

                                                                               1998              1999               2000
                                                                     ---------------------  ---------------  ---------------
 Costs and expenses:
     General and administrative                                              $    3,543        $    3,571         $    1,852
     Merger and related legal                                                       165                 -                  -
     Depreciation                                                                   277             1,036                 33
                                                                     ---------------------  ---------------  ---------------
                                                                                  3,985             4,607              1,885
                                                                     ---------------------  ---------------  ---------------

 Other income (expense):
     Investment and other income                                                  3,000               928                114
     Interest expense                                                                (2)              (36)                 -
     Gain (loss) on sale of marketable securities                                  (752)              426                115
     Gain on sale of property and equipment                                       2,855               239                  -
     Loss on affiliate transactions                                              (1,168)           (2,981)                 -
                                                                     ---------------------  ---------------  ---------------
                                                                                  3,933            (1,424)               229
                                                                     ---------------------  ---------------  ---------------

 Loss from continuing operations before income tax benefit                          (52)           (6,031)            (1,656)
 Income tax benefit                                                               1,466               307                608
                                                                     ---------------------  ---------------  ---------------
 Income (loss) from continuing operations                                         1,414            (5,724)            (1,048)

 Discontinued operations: (Note 3)
     Loss from disposition of co-ownership program, net
          of income tax benefit of $128                                            (219)                -                  -
     Loss from apparel operations, net of income tax
          benefit (expense) of $327, $(2,849) and $2,230                           (702)          (40,540)            (3,798)
     Gain from disposition of apparel operations, net of
          income tax (expense) of $(2,230)                                            -                 -              6,208
                                                                     ---------------------  ---------------  ---------------
 Net income (loss)                                                           $      493        $  (46,264)        $    1,362
                                                                     =====================  ===============  ===============

 Basic and diluted earnings (loss) per common share:
     Income (loss) from continuing operations                                $     0.44        $    (1.45)        $    (0.28)
     Discontinued operations:
          Loss from apparel operations                                             (.22)           (10.26)             (1.03)
          Gain (loss) from disposition                                             (.07)                -               1.68
                                                                     ---------------------  ---------------  ---------------
     Net income (loss)                                                       $     0.15        $   (11.71)        $     0.37
                                                                     =====================  ===============  ===============

 Weighted average shares - basic                                              3,184,000         3,951,000          3,690,000
                                                                     =====================  ===============  ===============
 Weighted average shares - diluted                                            3,185,000         3,951,000          3,690,000
                                                                     =====================  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                 BALANCE SHEET

                               GIANT GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                            December 31,          December 31,
                                                                                                1999                  2000
                                                                                           --------------         ------------
ASSETS                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                                   $    955             $  1,428
   Marketable securities  (Note 2, 5 and 6)                                                       8,932                3,840
   Note and other receivables, net                                                                  891                   30
   Prepaid expenses and other assets                                                                252                  259
   Income tax receivable (Note 8)                                                                   171                  171
                                                                                                -------             --------
        Total current assets                                                                     11,201                5,728
Property and equipment, net (Note 2 and 7)                                                           40                  124
Other assets                                                                                         15                   10
                                                                                                -------             --------
       Total assets                                                                             $11,256             $  5,862
                                                                                                =======             ========

LIABILITIES
Current liabilities:
   Net liabilities of discontinued apparel operations (Note 3)                                  $ 5,313             $      -
   Accounts payable                                                                                 187                  162
   Accrued expenses                                                                               1,137                  448
   Income taxes payable (Note 8)                                                                    492                   15
                                                                                                -------             --------
       Total current liabilities                                                                  7,129                  625
Deferred income taxes (Note 8)                                                                        7                    7
                                                                                                -------             --------
       Total liabilities                                                                          7,136                  632
                                                                                                -------             --------
COMMITMENTS AND CONTINGENCIES (Note 9, 10 and 17)

STOCKHOLDERS' EQUITY (Note 11 and 12)
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                             -                    -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                        -                    -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                  73                   73
Capital in excess of par value                                                                   35,008               35,490
Accumulated other comprehensive income (loss) - unrealized gains (losses) on
  securities,available for sale net                                                                   22                 (160)
Accumulated deficit                                                                              (2,681)              (1,319)
                                                                                                -------             --------
                                                                                                 32,422               34,084
Less 4,110,969 (2000) and 3,276,000 (1999) shares of Common stock in treasury, at
 cost (Note 13)                                                                                 (28,302)             (28,854)
                                                                                                -------             --------
       Total stockholders' equity                                                                 4,120                5,230
                                                                                                -------             --------
       Total liabilities and stockholders' equity                                              $ 11,256             $  5,862
                                                                                               ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              for the years ended December 31, 1998, 1999 and 2000
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                          1998       1999      2000
                                                                                       ---------   ---------  --------
Operating Activities:
 Net income (loss)                                                                      $    493    $(46,264)  $ 1,362
Adjustments to reconcile net income (loss) to net cash used
 by operations:
   Loss from discontinued operations                                                         702      40,540     3,798
   (Loss) gain on disposal of discontinued operations                                        219           -    (6,208)
   Depreciation and amortization                                                             277      1,036        33
   Accretion of discounts on investments                                                    (822)       (340)        -
   (Gain) loss on the sale of marketable securities                                          752        (426)     (115)
   Gain on sale of property and equipment                                                 (2,855)       (239)        -
   Loss on affiliate transactions                                                          1,168       2,981         -
   Benefit for deferred taxes                                                               (443)       (307)        -
Changes in assets and liabilities:
   Decrease (increase) in income tax receivables                                           1,100        (664)        -
   (Increase) decrease in receivables and prepaid expenses and other assets                 (347)       (248)    3,618
   Increase (decrease) in accounts payable and accrued expenses                           (3,228)        336      (231)
   (Decrease) increase in income tax payable                                                 702        (430)     (398)
                                                                                       ---------   ---------  --------
      Net cash provided (used) by continuing operating activities                         (2,282)     (4,025)    1,859
      Net cash provided (used) by discontinued operations                                 (1,100)      2,272    (2,893)
                                                                                       ---------   ---------  --------
        Net cash  used by operations                                                      (3,382)     (1,753)   (1,034)
                                                                                       ---------   ---------  --------
Investing Activities:
  Sales of marketable securities                                                          44,484       4,808     6,997
  Purchases of marketable securities                                                     (42,507)     (5,129)   (2,011)
  Debt investment and short-term advance                                                     727           -         -
  Purchases of property and equipment                                                        (66)          -      (117)
  Net proceeds from sale of assets                                                        30,178         284         -
                                                                                       ---------   ---------  --------
Net cash (used) provided by continuing investing activities                               32,816         (37)    4,869
                                                                                       ---------   ---------  --------
  Factor collateral deposit                                                                    -           -    (3,000)
  Purchases of property and equipment                                                          -        (302)     (305)
  Net advances made in connection with business acquired                                 (25,889)          -         -
                                                                                       ---------   ---------  --------
Net cash  used  by discontinued investing activities                                     (25,889)       (302)   (3,305)
                                                                                       ---------   ---------  --------
Net cash (used) provided by continuing investing activities                                6,927        (339)    1,564
                                                                                       ---------   ---------  --------
Financing Activities:
  Proceeds from short-term borrowings                                                          -       1,662         -
  Repayment of short-term borrowings                                                           -      (1,662)        -
  Purchase of treasury stock                                                              (1,483)          -       (14)
                                                                                       ---------   ---------  --------
Net cash used by continuing financing activities                                          (1,483)          -       (14)
                                                                                       ---------   ---------  --------
  Proceeds (payment) from note-receivable - related party                                    500        (589)        -
  Payment of capital lease obligations                                                        (4)        (59)      (43)
                                                                                       ---------   ---------  --------
Net cash (used) provided by discontinued financing activities                                496        (648)      (43)
                                                                                       ---------   ---------  --------
Net cash used by financing activities                                                       (987)       (648)      (57)
                                                                                       ---------   ---------  --------
(Decrease) increase in cash and cash equivalents                                           2,558      (2,740)      473
Cash and cash equivalents:
   Beginning of period                                                                     1,137       3,695       955
                                                                                       ---------   ---------  --------
   End of period                                                                        $  3,695    $    955   $ 1,428
                                                                                       =========   =========  ========

For supplementary information, see Note 16 to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1999 and 2000
                                  (Unaudited)
                             (Dollars in thousands)


                                                               Capital in     Common       Retained      Other         Total
                                                     Common    Excess of     Stock in      Earnings    Comprehensive  Comprehensive
                                                     Stock     Par Value     Treasury      (Deficit)   Income (Loss)  Income (loss)
                                                     ------   -----------  ------------    ----------  -------------  -------------
Balance as of December 31, 1997                        $73      $36,767       ($35,617)     $ 43,090        $ 4,185        ($679)
Treasury stock issued in connection
 with business acquired                                                          8,259
Difference between cost and value assigned
 to treasury stock issued in connection
 with business acquired                                          (1,766)
Warrants issued in connection with business
 acquired                                                           195
Purchase of treasury stock                                                      (1,483)
Net income for 1998                                                                              493                         493
Unrealized losses on marketable securities,
 net of income tax benefit of $2,903                                                                         (4,375)      (4,375)
                                                     ------   ----------    -----------    ----------      ---------   ----------
Balance as of December 31, 1998                         73       35,196        (28,841)       43,583           (190)    $ (3,882)
                                                                                                                       ==========
Treasury stock issued to former stockholders
 of business acquired                                              (188)           539
Net loss for 1999                                                                            (46,264)                   $(46,264)
Unrealized gains on marketable securities                                                                       212          212
                                                     ------   ----------    -----------    ----------      ---------   ----------
Balance as of December 31, 1999                         73       35,008        (28,302)       (2,681)            22     $(46,052)
                                                                                                                       ==========

Voluntary cancellation of Chief Executive's
 Officer deferred salary                                            482
Treasury stock returned by former stockholders
 of business acquired                                                             (538)
Purchase of treasury stock                                                         (14)
Net income for 2000                                                                            1,362                    $  1,362
Unrealized losses on marketable securities                                                                     (182)        (182)
                                                     ------   ----------    -----------    ----------      ---------   ----------
Balance as of December 31, 2000                       $ 73     $ 35,490      $ (28,854)     $ (1,319)       $  (160)    $  1,180
                                                     ======   ==========    ===========    ==========      =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and  per share amounts)


1.   Nature of Operations
     --------------------

     GIANT GROUP, LTD. (herein referred to as the "Company" or "GIANT") is a corporation, which was organized under the laws of the State of Delaware in 1913. As of December 31, 2000 and 1999, the Company's wholly-owned subsidiaries include KCC Delaware Company ("KCC") and Periscope Sportswear, Inc. ("Periscope").

     Periscope was acquired by the Company in December 1998 (See Note 3 to these Consolidated Financial Statements). Periscope was organized under the laws of the State of Delaware in 1998 and is the successor, by merger, to Periscope I Sportswear, Inc., a New York corporation organized in 1975. Periscope provided an extensive line of high-quality women and children's clothing in the moderate price category to mass merchandisers and major retailers, primarily for sale under private labels. On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century Business Credit Corporation ("Century"). On October 31, 2000, simultaneously with the completion of the above transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings, L.L.C. ("Alarmex"). On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company is reporting Periscope's operations as discontinued in its financial statements for the three years ended December 31, 2000 through the date that control by Giant was lost. (See Note 3 to Consolidated Financial Statements).

     GIANT MARINE GROUP, LTD. ("GIANT MARINE") was organized under the laws of the State of Delaware in November 1996. GIANT MARINE started and operated the Luxury Yacht Co-Ownership Program (the "Co-Ownership Program") with two yachts until November 1997, when the Co-Ownership Program was ended. During 1998, GIANT MARINE chartered its two yachts until they were both sold. On December 28, 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company. The Company has restated its consolidated financial statements reporting GIANT MARINE as a discontinued operation for the three years ended December 31, 2000. (See Note 3 to Consolidated Financial Statements).

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and  per share amounts)


2.   Significant Accounting Policies
     -------------------------------

Principles of Consolidation
----------------------------

     The consolidated financial statements include the accounts of GIANT and its wholly owned subsidiaries. The results of operations of the "Co-Ownership Program" are included in the consolidated financial statements for the year ended December 31, 1998. The results of operations and accounts of Periscope are included in the consolidated financial statements through September 30, 2000 at which time it was no longer controlled by the Company. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents
----------------

     For purposes of the consolidated statements of cash flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. government obligations.

Comprehensive Income
---------------------

     Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" ("SFAS 130"). Established rules for the reporting and display of total comprehensive income and its components. SFAS 130 requires the change in the Company's unrealized gains and losses on marketable securities available for sale, net of deferred income taxes, be included in total comprehensive income.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
           (Dollars in thousands, except share and per share amounts)

Marketable Securities
----------------------

     Investments in equity securities and corporate bonds are classified as available-for-sale or trading securities. Investments available-for-sale are carried at market and adjustments for unrealized gains and losses are reported as a separate component of stockholders' equity, net of deferred income taxes. Trading securities are carried at market and unrealized gains and losses on trading securities are included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income. The cost of securities sold is based on the specific identification method. See Note 5 to Consolidated Financial Statements.

Fair Value of Financial Instruments
------------------------------------

     Due to the short maturities of the Company's cash, receivables and payables, the Company believes the carrying value of these financial instruments approximates their fair value.

Depreciation and Amortization
------------------------------

     Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease (See
Note 7 to Consolidated Financial Statements). Maintenance and repairs are charged against results of operations as incurred.

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

Concentration of Risk
----------------------

     The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

Use of Estimates
-----------------

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

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

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options which did not result in a change in the valuation of the Company's stock options.

Reclassifications
------------------

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

3.   Discontinued Operations and Asset Impairment
     --------------------------------------------

     Discontinued Co-Ownership Program
     ---------------------------------

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

     GIANT MARINE chartered its two yachts until they were both sold. In April 1998, the Company sold for cash one of its two luxury yachts for $14,500, less selling expenses. The net sales price equaled the Company's current carrying value. In October 1998, the Company sold the remaining luxury yacht for a cash sales price of $10,875 less selling expenses. The Company recognized a loss of $541 and recorded revenue related to refunds of approximately $294 from the U.S. Customs Services for amounts previously deposited with this agency. The loss and related revenue are included in loss on disposal of discontinued luxury yacht operations in the consolidated statements of operations for the year ended December 31, 1998. On December 28, 1998, GIANT MARINE was dissolved and the remaining assets and liabilities were transferred to the Company.

     Discontinued Apparel Operation
     ------------------------------

     In December 1998, the Company acquired 100% of the outstanding common stock of Periscope, a manufacturer of women and children's clothing. The Company paid approximately $7 million dollars in the Company's common stock and immediately prior to the effective date of the acquisition, the Company made an advance of $28.5 million in cash to Periscope. Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. In May 1999, the Company's Board of Directors approved the capitalization of this advance.

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

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

     In connection with the preparation of the Company's annual report for 1999, the Company's Board of Directors reevaluated its women and children's clothing operations. Based on the significant losses from operations for the twelve months ended December 31, 1999 and because Periscope would need additional working capital to continue operations, the Company's Board of Directors determined the investment in Periscope was not realizable from future operations. Therefore, the Company determined there was an impairment in the value of this asset in 1999 and accordingly wrote-off its investment of approximately $36 million in Periscope, including remaining goodwill of approximately $27 million.

     Effective April 11, 2000, the Company entered into a management agreement with Stone Investments Banking LLC ("SIB"). In connection with this agreement,
Ralph Stone was appointed   interim Chief Executive Officer of Periscope and
GIANT paid a fee of $40 to SIB. In addition, effective April 11, 2000, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a long-time Periscope senior executive, president of Periscope. The management change at Periscope was completed; Mr. Stone is no longer the Chief Executive Officer of Periscope and the SIB management agreement ended.

     On April 26, 2000, the Company amended its Cash Pledge and Security Agreement with Century Business Credit Corporation (Century), whereby Century agreed to continue to advance funds to Periscope pursuant to the current Factoring Agreement, which was signed on August 10, 1999. As defined in the Factoring Agreement, daily working capital borrowing of up to 90% of eligible accounts receivable (currently 85%), 50% of letters of credit outstanding issued by Periscope and 50% of eligible inventory are permitted. The maximum borrowings under the Factoring Agreement were $36 million. The outstanding debt was collateralized by Periscope's receivables, inventory and other assets as defined in the Factoring Agreement. Borrowings were subject to a processing charge equal to 0.45% on factor credit approved accounts receivable and .30% on non-factor credit approved accounts receivable. In addition, an interest charge was applied to the total outstanding debt equal to the greater of 6% or the prime rate plus one-quarter of one percent. Periscope was required under the Factoring Agreement to maintain certain financial ratios and places certain limitations on capital expenditures, indebtedness and dividend payments. As required by the amended Cash Pledge and Security Agreement, GIANT provided collateral of $3 million and guaranteed an additional $2 million of Periscope's obligations which released GIANT's previous $4 million guarantee. Effective July 14, 2000, as part of a settlement agreement of the civil action between Mr. Sands, GIANT, Periscope and David Gotterer discussed later in this section, Mr. Sands assigned to the factor, for the benefit of Periscope, a guarantee of approximately $1.97 million dollars, including interest, that Mr. Sands had previously provided to the factor.

     In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against the Company and other parties for wrongful termination of their employment with Periscope. Periscope and GIANT did not respond formally to Mr Sirchio's complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Mr. Sands' complaint by denying all of the allegations of Mr. Sands's complaint and asserted that Mr. Sands was not entitled to damages In addition, the Company filed a counterclaim which asserted, among other things, that Mr. Sands violated his employment agreement, interfered with Periscope's relationship with its customers, suppliers and employees and has grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to temporarily bar Mr. Sands from competing in the women's apparel business. On July 11, 2000, Mr. Sands, GIANT, Periscope and David Gotterer signed a Memorandum of Understanding, which settled the above civil lawsuit. On July 14, 2000, a Settlement Agreement was signed by all the parties, which superseded this Memorandum of Understanding. As part of this settlement Agreement, among other things, Mr. Sands dismissed his complaint with prejudice, assigned to Century for the benefit of Periscope approximately $1.97 million dollars including interest that Mr. Sands had previously provided to the factor, forgave $2 million owed by Periscope to him and returned 768,691 shares of GIANT common stock issued to him. In addition, Mr. Sands paid to Periscope $1 million dollars and agreed to pay $528 related to the amount Mr. Sands owed Periscope. GIANT received a security interest in Mr. Sands Challenger 600 airplane. In July 2000, Mr. Sands paid $150 related to his $528 note receivable owed to Periscope. In November 2000, Mr. Sands' airplane was repossessed by the company that financed the plane ("senior creditor'). GIANT, on behalf of Periscope, made a request to the senior creditor for payment of the unpaid balance of Mr. Sands note receivable. In December 2000, the airplane was subsequently sold, thru auction, by the senior creditor; however, after the senior creditor was paid, there were no additional proceeds available to Periscope or any of the additional lien holders. Mr. Sands may not hire any additional

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

Periscope personnel and may not reveal confidential business information related to Periscope. As part of this Settlement Agreement, among other things, GIANT, Periscope and David Gotterer agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands except for amounts becoming due as part of this Settlement Agreement. Effective July 14, 2000, a general release was signed by Mr. Sirchio which ended his action.

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's operations. On October 6, 2000, GIANT commenced an action against Glenn Sands, Arthur Andersen LLP, L.H. Friend, Weinress, Frankson & Presson, Inc. and Friedman, Alpren & Green LLP for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope. For additional details of this lawsuit, see Note 17 to these Consolidated Financial Statements

     On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets, including accounting books and records to Century. Pursuant to the letter, all receivables, inventory, fixed assets and other assets of Periscope were transferred to Century. At the time of the transfer, Periscope was in default under its Factoring Agreement. GIANT, as a guarantor of $2 million of Periscope's obligations to Century, consented to this transaction. In return, Century released GIANT from its $2 million guarantee. In addition, Scott Pianin resigned as president of Periscope.

     On October 31, 2000, simultaneously with the completion of the aforementioned transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex. Century will receive a royalty equal to 5% of net sales of licensed products constituting current orders and 2% on all net sales on new orders. This agreement will remain in effect until Century has received $7 million dollars in royalties from Alarmex. Century will remit a portion of these royalty fees to GIANT until GIANT has received $3 million, representing the cash collateral GIANT deposited with Century during 2000. To date, the Company has not received any royalty fees due from Century, nor does it believe it is likely to receive payments in the future. Accordingly, the Company wrote-off the receivable during 2000. It is possible that the Company may collect cash proceeds from Century related to this deposit; however, the Company cannot determine the dollar amount, if any, at this time.

    On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.[ Management believes that GIANT will not be liable for any of the liabilities reflected in Periscope's bankruptcy filing.]

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

     Net sales and loss from the Company's discontinued apparel operations and income on disposition of the Company's discontinued apparel operations are as follows:

                                                December 31          December 31             September 30
                                                    1998                 1999                    2000
                                                    ----                 ----                    ----
   Net sales                                      $ 1,143             $ 72,631                $ 60,471
                                                  -------             --------                --------
   Loss before income tax effect                   (1,029)             (37,691)                 (6,028)
   Income tax benefit (expense)                       327               (2,849)                  2,230
                                                  -------             --------                --------
   Loss from discontinued operations              $  (702)            $(40,540)               $ (3,798)
                                              ========================================================

   Gain on disposition of discontinued
     operations, net of income tax expense
     of $2,230                                                                                 $ 6,208
                                                                                          ============


     In 2000, loss from discontinued operations of $3,798, net of income tax benefit of $2,230, reflected Periscope's results of operations through the date that control by GIANT was lost. Pre-tax gain on disposition of discontinued operations of $8,438 includes approximately $14,330 related to the Company's reversal of intercompany liabilities outstanding prior to Periscope's filing for bankruptcy, expense of $3,430 related to Periscope's delivering peaceful possession of its assets to Century, the write-off of the Company's $3,000 collateral deposit with Century and a gain of $538 related to the return of 768,691 shares of GIANT common stock issued Mr. Sands in connection with the Company's acquisition of Periscope in 1998.

     Net assets and liabilities of the Company's discontinued apparel operations included in the Company's December 31, 1999 balance sheets are as follows:


                                                      December 31
                                                         1999
                                                      -----------
          Cash                                          $    293
          Inventories                                      9,661
          Property and Equipment -net                        718
          Other assets                                       563
          Due to factor                                   (9,105)
          Accounts payable and accrued expenses           (6,864)
          Due to Company                                    (579)
                                                      ----------
                                                         $(5,313)
                                                      ----------

4.   Earnings (Loss) Per Share
     -------------------------

     The Company reports earnings (loss) per share under the guidelines of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") includes the application of the treasury stock method. The dilution for options and warrants is calculated by using the securities' exercise price for the period.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

    The following shows the reconciliation of Basic EPS and Diluted EPS for the years-ended 1998, 1999 and 2000:

                                                                                  For the year ended 1998
                                                                                  -----------------------
                                                                       Net Income           Shares             Per Share
                                                                       (Numerator)      (Denominator)            Amount
                                                                       -----------      -------------          ---------
Basic Earnings per Share
------------------------
  Income available to common stockholders                                $    493          3,184,000           $   0.15
                                                                       ===========                             =========
Diluted Earnings per Share
--------------------------
  Effect of dilutive securities:
    Options issued to employees and non-employee directors
      and warrants issued in connection with the merger                                        1,000
                                                                                        -------------
  Income available to common stockholders                                $    493          3,185,000           $   0.15
                                                                       ===========      =============          ==========

                                                                                  For the year ended 1999
                                                                                  -----------------------
                                                                       Net Income           Shares             Per Share
                                                                       (Numerator)      (Denominator)            Amount
                                                                       -----------      -------------          ---------
Basic Earnings per Share
------------------------
  Loss available to common stockholders                                  $(46,264)         3,951,000           $(11.71)
                                                                       ===========      =============          ==========

                                                                                  For the year ended 2000
                                                                                  -----------------------
                                                                       Net Income           Shares             Per Share
                                                                       (Numerator)      (Denominator)            Amount
                                                                       -----------      -------------          ---------
Basic Loss per Share
--------------------
  Income available to common stockholders                                $  1,362          3,690,000           $    .37
                                                                         --------         ----------           --------

The Company's 2,101,000 stock options and 75,000 warrants are not included in the Diluted EPS calculation for 1998 since in each case the securities exercise price is greater than the average market price of the Company's common stock. In 1999, the Company did not include 2,136,000 stock options and 75,000 warrants in the calculation of diluted loss per share as the effect would be anti-dilutive as a loss was reported for the year. In 2000, the Company did not include 2,136,000 stock options and 75,000 warrants in the calculation of diluted earnings per share as the effect would be anti-dilutive since in each case the securities exercise price is greater than the average market price of the Company's common stock.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

5.  Marketable Securities
    ---------------------

     At December 31, 1999 and 2000, investments classified as available-for-sale and trading securities are as follows:


                                                            Unrealized
Available for Sale (2000)        Fair Value       Cost         Loss
-------------------------        ----------      ------     ----------
Equity Securities                  $3,428        $3,587       $(160)
                                   ======        ======       =====

Trading Securities (2000)        Fair Value       Cost
-------------------------        ----------      ------
Corporate bonds                    $  412        $  494
                                   ======        ======

                                                            Unrealized
Available for Sale (1999)        Fair Value       Cost      Gain (Loss)
-------------------------        ----------      ------     -----------
Equity Securities                  $3,630        $3,596        $  34
Corporate bonds                       634           646          (12)
                                   ------        ------        -----
Total                              $4,264        $4,242        $  22
                                   ======        ======        =====

Trading Securities (1999)        Fair Value       Cost
-------------------------        ----------      ------
Corporate bonds                    $4,668        $4,711
                                   ------        ------

     The maturities for corporate at December 31, 1999 and 2000 are as follows

                                                1999                          2000
                                      ------------------------       ----------------------
                                      Fair Value         Cost        Fair Value        Cost
                                      ----------        ------       ----------        ----
Due in one through five years           $3,737          $3,763           $210          $263
Due after five through 10 years          1,565           1,594            202           231
                                        ------          ------           ----          ----
                                        $5,302          $5,357           $412          $494
                                        ======          ======           ====          ====

     For the years ended December 31, 1998, 1999 and 2000, the Company recorded a loss on the decline in the market values of certain equity securities of $1,168, $2,981 and $0, respectively. The cost basis reflects the decline in the value of these securities.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


6.  Affiliates' Transactions
    ------------------------

     The Company began its investment in Rally's Hamburgers, Inc. (Rally's) in 1987, its highest investment equal to 7,430,000 shares or 48% of Rally's outstanding common stock on December 31, 1995. In 1996, the Company's investment decreased primarily due to the sale of 4,293,000 shares to Fidelity National Financial, Inc. ("Fidelity") and CKE Restaurants Inc., an affiliate of Fidelity. Prior to December 18, 1997, the Company accounted for its 15% investment in Rally's under the equity accounting method. As of December 31, 1997, the Company accounted for its investment in Rally as a marketable security available for sale because the Company's equity ownership percentage decreased to approximately 13% from 15%.

     In November 1996, KCC obtained $5,100 of Checkers Drive-In Restaurants, Inc. ("Checkers") 13% restructured debt for $5,000 along with 2,849,000 Checkers warrants to purchase Checkers common stock at an exercise price of $.75 per share, exercisable at any time until November 22, 2002. Over the years, Checkers repaid a portion of the principal. KCC recorded the Checkers Warrants at $1,168 equal to the difference between the ending market price of Checkers common stock on November 22, 1996 and the exercise price of $.75 per share multiplied by the number of Checkers Warrants. Due to the trend during 1997 and 1998 of Checkers' common stock to trade below $.75, the Company, at December 31, 1998, wrote off the entire value of the warrants and recorded a loss of $1,168 in 1998.

     In March 1999, KCC exchanged its remaining outstanding $2,995 face value of Checkers 13% restructured debt for 998,377 shares of Santa Barbara Restaurant Group, Inc. ("SBRG") $.08 par value common stock valued at a market price of $3.00. The Company recorded investment income of approximately $129 equal to the remaining unamortized discount of the 13% restructured debt. As a result of the continuing decline in the market value of the SBRG common stock and the company's operating losses, GIANT recorded a permanent loss of approximately $1.6 million on this investment for the year ended December 31, 1999, which is included in loss on affiliate transactions.

     The Company's investment in Rally's common stock was converted into Checkers stock on August 9, 1999 as a result of Checkers and Rally's merging in an all-stock transaction. The merger agreement, approved by the stockholders of both Checkers and Rally's, provided that each outstanding share of Rally's stock be exchanged for 1.99 shares of Checkers stock. The Checkers common stock owned by Rally's (approximately 26% of Checkers common stock) was retired after the merger. In addition, the Checkers stockholders approved a post-merger one-for-twelve reverse stock split. Subsequent to the merger and reverse stock split, the Company owns approximately 535,000 shares of Checkers common stock or approximately 6% of the outstanding shares of Checkers common stock and owns warrants to purchase approximately 237,000 shares of Checkers common stock at a strike price of $3.00. As of December 31, 1998 and prior to the August 1999 merger, the Company owned approximately 3,226,000 shares of Rally's which were accounted for as a marketable security classified as investment available-for-sale.

     At December 31, 1999 the Company accounted for its investment of approximately 1,005,877 and 534,915 and respectively, in the common shares in SBRG and Checkers as marketable securities available for sale. The Company recorded a loss of approximately $1.4 million on its investment in Checkers common stock for the year ended December 31, 1999, as a result of the continuing decline in the market value of the Checkers common stock and the company's operating losses.

     On August 29, 2000, the Company purchased 251,469 shares of Checkers common stock directly from SBRG for consideration consisting of 1,005,877 of SBRG $.08 par value common stock. The Company recorded the 251,469 shares of Checkers common stock acquired at the market value of the SBRG common stock given up and recorded no gain or loss. On July 10, 2000, the Company sold in the open market 29,100 shares of Checkers par value $.001 common stock, receiving proceeds after expenses of $154 and recognizing a gain of $89. The Checkers warrants that were written-off in 1998, after the effect of the 12-1 reverse stock split, now have an exercise price of $3.00 per warrant and the Company owns 237,416 warrants. At December 31, 2000, with a closing price of $3.69, the value of the warrants are $93. The Company did not reflect the increased value of the warrants on the Consolidated Balance Sheet at December 31, 2000.

     On December 31, 2000, the Company owns 757,283 shares of Checkers common stock representing approximately 8% of the total Checkers common stock outstanding shares.

     The Company's President and Chief Executive Officer of the Company serves on the board of directors of SBRG and CHKR. In addition, the Company's Co-Chairman of the Board of Directors and one other board member serves on the Checkers board of directors.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)

7.  Property and Equipment
    ----------------------

                                                             December 31,
                                                       ------------------------
                                                         1999             2000
                                                       -------          -------
     Machinery and equipment                           $    19          $    16
     Furniture and fixtures                                 20               27
     Automobiles                                            21               21
     Computer equipment and software                        97              105
     Leasehold improvements                              1,144            1,245
                                                       -------          -------
                                                         1,301            1,414

     Less: accumulated depreciation and amortization    (1,261)          (1,290)
                                                       -------          -------
                                                       $    40          $   124
                                                       =======          =======

     During the first quarter of 1999, the Company's land in Pennsylvania was sold and a gain of $268 was recognized. In November 1999, the Company signed an agreement to sublease its prior corporate office for two years beginning in February 2000 (See Note 9 to these Consolidated Financial Statements). As a result of this sublease, the Company expensed the remaining unamortized leasehold improvements of $863 and included it in depreciation expense for the year ended December 31, 1999. In March 2000, the Company sold substantially all of its furniture and equipment to the sublessee for cash of $120. As a result, the Company recognized a loss of $29 on the sale of the furniture and equipment for the year ended December 31, 1999.

8.   Income Taxes
     ------------

     The income tax benefit is comprised of the following:

     For the year ended December 31,             1998         1999        2000
     -------------------------------           --------     --------    --------
     Current federal income tax benefit        $    993      $     -    $    608
     Deferred federal income tax  benefit           400          277           -
     Current state income tax benefit                30            -           -
     Deferred state income tax benefit               43           30           -
                                               --------     --------    --------
     Income tax benefit                        $  1,466     $    307    $    608
                                               ========     ========    ========


     The following is a reconciliation between the income tax benefit and the amounts computed by applying the federal statutory rate of 34% to pre-tax loss.

     For the year ended December 31,                        1998         1999         2000
     -------------------------------                      --------     ---------    --------
     Statutory federal tax benefit on pre-tax loss        $    136     $   2,105    $     399
     State tax benefit, net of federal taxes                    12           186           35
     Permanent items                                           (61)         (282)           -
     (Increase) decrease in valuation allowance              1,356        (2,111)         110
     Unrealized loss on securities                               -             -           64
     Other, net                                                 23           409            -
                                                          --------     ---------    ---------
     Income tax benefit                                   $  1,466     $     307    $     608
                                                          ========     =========    =========

          The Company has deferred tax assets as a result of temporary differences between book and tax income which have been fully reserved .

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)


     At December 31, 2000, excluding Periscope, the Company has a net operating loss carryover for Federal income tax purposes of $2,847 and $1,424 for state income tax purposes.

     The valuation allowance at December 31, 1999 and 2000 is provided because it is not likely, as defined in SFAS 109, "Accounting for Income Taxes", that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

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

9.   Leases
     ------

     On February 11, 2000, the Company signed a lease agreement to move its executive office to leased premises consisting of approximately 1,700 square feet of useable space at an annual base rent of approximately $59. The lease period for the Company's new executive office is 60 months, expiring in 2005, with one, five- year renewal option. The Company moved into its new executive office space in March 2000.

     On November 3, 1999, the Company signed an agreement to sublease its previous executive space beginning in February 2000 at the same annual rental and for the remaining period under the lease agreement signed in October 1996 ("Master Lease"). The sublessee paid the Company $49 representing a security deposit of $25 and the first month's rent. The Company will continue to account for the Master Lease and account for the sublease as operating leases. The Company remains primarily liable for the annual rent due to the original lessor under the Master Lease. The sublessee is subject to all the terms of the Master Lease which are applicable to the sublessor as tenant.

     The Company is obligated under noncancelable operating leases, with variable terms and renewal options. Approximate future minimum annual lease payments with a remaining term in excess of one year at December 31, are as follows:

                                                           Sublease
                 Year          Net          GIANT           Income
              ---------      -------      ---------      ------------
                2001           $61          359              298
                2002           $62          153               91
                2003           $63           63
                2004           $65           65
                2005           $17           17

     Included in net rent expense is the refund of the security deposit paid in connection with the Company's Master Lease. The remaining security deposit will be paid to the Company in installments of $5 in 2001 and 2002.

     Total rental expense for the years 1998, 1999 and 2000 amounted to $271, $260 and $88, respectively.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)


10.  Related Party Transactions
     --------------------------

     For the years ended December 31, 1998, 1999 and 2000, the Company paid fees to firms of approximately $548, $225, and $79 for legal and accounting services. Certain members of the Company's Board are partners in these firms.

     On December 7, 2000, the Board of Directors awarded a bonus of 20,000 shares of the Company's common stock to the Company's current Vice President, Chief Financial Officer, Secretary and Treasurer. The Company has not yet issued these shares.


11.  Preferred Stock
     ---------------

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

13.  Treasury Stock
     --------------

     For the three years ended December 31, 1998, 1999 and 2000, the Company with the approval of the Board of Directors, purchased 207,000, 0, and 66,000 shares at a cost of $1,483, $0 and $14, respectively.

     In December 1998 and September 1999, the Company issued 953,000 and 62,500 treasury shares to former Periscope stockholders as part of the cost for the Periscope acquisition. (see Note 3 to these Consolidated Financial Statements).

14.  Common Stock Options
     --------------------

     Under the 1996 Employee Stock Option Plan (the "1996 Plan"), 1,000,000 shares of the Company's $.01 par value common stock were reserved for future options. The options, in general, can be issued as either incentive or non-qualified options in accordance with the 1996 Plan and may be exercised in whole or in part any time after the date of grant and generally terminate 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the $.01 par value common stock on the date of grant. In 1996, 200,000 options, at an exercise price of $8.25, which were exercisable in 1997 and terminate in five years, had been granted to the Company's Chief Executive Officer. In December 1998, these 200,000 options were cancelled and reissued at $8.25 for the purpose of extending the time period to exercise the options, are exercisable immediately and terminate in December 2005. In addition, 15,000 options at an exercise price of $7.81 had been granted to the Company's previous Chief Financial Officer, William H. Pennington, in 1997 and are fully vested. Mr. Pennington passed away on May 27, 2000. Under the 1996 Plan, options expire 18 months after the employee's death.

     Under the 1996 Stock Option Plan for Non-Employee Directors, as amended on March 20, 1998, (the "Amended Director Plan"), 400,000 shares of the Company's $.01 par value common stock were reserved for future options. Pursuant to the Amended Director Plan, each Non-Employee Director was entitled to receive an option to purchase 10,000 shares on May 20, 1996 (the "Adoption Date") or 5,000 (10,000 in 1997) shares upon the subsequent initial appointment to the Board of

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)

Directors. On each anniversary of the Adoption Date or the subsequent appointment date, respectively, each Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. Upon election to the Executive Committee on or after July 12, 1996, and on each anniversary thereafter, the Non-Employee Director will receive an additional option to purchase 5,000 (10,000 in 1997) shares. The options may be exercised in whole or in part any time after the date of grant and terminate five years from the grant date. All options shall have an exercise price equal to the fair market value of the $.01 par value common stock on the date of grant. At December 31, 2000, 200,000 options had been granted to the four of the Non-Employee members of the current Board of Directors. The exercise prices are $0.406 for 20,000 options, $0.437 for 5,000 options, $1.75 for 5,000 options, $5.438 for 5,000 options,
$6.4375 for 5,000 options, $6.688 for 10,000 options, $6.750 for 25,000, $6.813 for 20,000 options, $6.875 for 40,000 options, $7.25 for 5,000 options, $7.625 for 20,000 options and $7.75 for 40,000 options.

     Prior to August 1995, the Company had a 1985 Incentive Stock Option Plan (the "Incentive Plan") and a 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Incentive Plan had provided for the grant of options to purchase an aggregate of 750,000 shares of GIANT $.01 par value common stock, of which no options are presently outstanding and options for 6,000 shares have been exercised under this plan as of December 31, 2000. The Non-Qualified Plan provided for the granting of options to purchase 3,000,000 shares of GIANT $.01 common stock and terminate 10 years from date of grant. As of December 31, 2000, 1,965,952 options are exercisable at prices ranging from $6.75 to $7.38 and terminate in 2005. Options for 307,500 shares have been exercised under this plan as of December 31, 2000. No options under Non-Qualified Plan were exercised during the three-year period ended December 31, 2000.

     The Company measures compensation expense for all stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25") and FIN 44 as an interrpretation of APB 25 which clarifies the application of APB No. 25. The Company has not recognized compensation expense because the exercise price of the options issued is equal to the fair market value of the options on the date of the grant. If the Company recognized compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net income (loss) would have been impacted as shown in the following pro forma amounts:

                                                           Year ended December 31,
                                                     -----------------------------------
                                                      1998           1999          2000
                                                     -----------------------------------
      Net income (loss)                 As reported   $ 493       $(46,264)       $1,362
                                        Proforma        264        (46,373)        1,357

      Basic earnings (loss) per share   As reported   $0.15       $ (11.71)       $ 0.37
                                        Proforma       0.08         (11.74)         0.37

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000 respectively: no dividend yield for any years; expected volatility of 36 % for 1998, 38% for 1999 and 45% for 2000; risk-free rate of return of 5.6% for 1998, 5.6% for 1999 and 5.6% for 2000; and expected lives of 5, 7 and 5 to 7 years for 1998, 1999 and 2000. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996 therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

     A summary of options is as follows:

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)

                                     1998         Exercise            1999           Exercise           2000         Exercise
                                    Shares         Price             Shares           Price            Shares         Price
                                  ----------    ------------      ------------      ----------      -----------    ------------
Beginning balance                  2,076,000        $6.93            2,106,000         $6.93           2,136,000        $6.93
Granted                              230,000         8.03               30,000          6.78              30,000        $0.64
Canceled                            (200,000)        8.25                    -
                                  ----------                       -----------                        ----------
Ending balance                     2,106,000         6.93            2,136,000          6.93           2,166,000        $6.84
                                  ==========                       ===========                        ==========
Options exercisable
 at end of year                    2,096,000                         2,131,000                         2,166,000
                                  ==========                       ===========                         =========

Weighted average price of fair
 value options granted             $    2.71                        $     2.87                         $    0.38


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                    Options Outstanding and Exercisable
---------------------------------------------------------------------------
                      Outstanding          Wtd. Avg.            Wtd.  Avg.
   Range of               at               Remaining             Exercise
Exercise Prices      Dec. 31, 2000      Contractual Life           Price
---------------     ---------------     ----------------       ------------
$0.41 to $1.75            30,000            5.1 years              $0.64
$5.44 to $6.88         1,851,000            4.1 years              $6.75
$7.25 to $7.81            85,000            2.1 years              $7.68
$8.25                    200,000            4.9 years              $8.25
                    --------------
$0.41 to $8.25         2,166,000            4.1 years              $6.84
                    ==============


15.  Stockholders Rights Plan
     ------------------------

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

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)

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

     Effective December 4, 1998, in connection with the acquisition of Periscope, the Rights Agreement was amended to exclude Mr. Sands, from the definition of an Acquiring Person thereunder with respect to shares of the Company's Common Stock he was to acquire solely pursuant to the merger agreement. In connection with the Settlement Agreement signed on July 14, 2000 by Mr. Sands, GIANT, Periscope and David Gotterer resolving the lawsuits between the parties, Mr. Sands returned to the Company all shares he received pursuant to the merger agreement.

16.  Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------

                                                         For the years ended December 31,
                                                     -----------------------------------------
                                                      1998              1999             2000
                                                     -------           -------          -------
     Continuing Operations:
      Cash (paid) received for income taxes          $(2,193)          $  (300)         $   129
      Cash paid for interest                              (2)              (24)             (11)

     Discontinued Operations:
      Cash (paid) received for income taxes             (300)              (23)              (1)
      Cash paid for interest                             (85)           (2,336)          (2,358)
                                                     --------          --------         --------
     Operations:
      Cash (paid) received for income taxes          $(2,493)          $  (323)         $   128
                                                     ========          ========         ========

      Cash paid for interest                         $   (87)          $(2,360)         $(2,369)
                                                     ========          ========         ========

17.  Commitments and Contingencies
     -----------------------------

     The Company is involved in various lawsuits as described in the following paragraphs.

     Mittman/Rally's.  In January and February 1994, two putative class action
     ---------------
lawsuits were filed, purportedly on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, certain of Rally's present and former officers, directors and shareholders and its auditors and GIANT. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and on April 16, 1996, the Court certified the class. Two settlement conferences have been conducted, most recently on December 7, 1998, but have been unsuccessful. Fact discovery was completed by summer 1999. Expert discovery was completed early spring 2000. Summary judgment motions by defendants were filed in late 2000, and are still pending. No trial date has been set. The Company is unable to predict the outcome of this matter at the present time. Rally's and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter.

     KCC/Pike Santa Monica Action.  In October 1996, KCC filed a complaint, in
     ----------------------------
the Los Angeles County Superior Court, against NeoGen Investors, L.P., N.D. Management, Inc., NeoGen Holdings, L.P., Danco Laboratories, Inc. and NeoGen Pharmaceutical, Inc. (collectively the "NeoGen Entities") and Joseph Pike, stating causes of action for fraud, breach

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)


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

     First Albany Corp. v. Checkers. This putative class action was filed on
     ------------------------------
September 29, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and Checkers (the "Proposed Merger"), and alleges generally that certain of defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. In view of a decision by the Company, Rally's and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of that they choose to proceed. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     Steinberg (s) v. Checkers.  This putative class action was filed on October
     -------------------------
2, 1998 in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Checkers, the Company, Rally's, and certain of Rally's current and former officers and directors as defendants, including William P. Foley II, James J. Gillespie, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman, Harvey Fattig, Richard A. Peabody, Frederick E. Fisher, Clarence V. McKee, C. Thomas Thompson and Peter C. O'Hara. As with the complaint detailed herein above in Suckman, the complaint arises out of the Proposed Merger, and alleges generally that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers' stock in a "going private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers and seek, among other things, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, rescission of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the court may deem proper. For the reasons stated in the Suckman action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint, and plaintiffs have indicated that they will probably file an amended complaint in the event of that they choose to proceed. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)


     Management does not believe that the previously mentioned lawsuits, in which the Company is a defendant, contain meritorious claims. Management is unable to predict the outcome of these matters at the present time.

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP; L.H.
     ---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP.
------------------------------------------------------------------------------
On or about October 6, 2000, the Company filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 7578, alleging claims under the United States securities laws against Glenn Sands, Arthur Andersen LLP ("AA"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("LHF") and Friedman, Alpren & Green LLP ("Friedman"). The Company alleges that Mr. Sands, while acting as principal officer and shareholder of Periscope, made false and misleading representations about Periscope to the Company prior to the Company's acquisition of Periscope in December 1998. The Company also alleges that AA, LHF and Friedman failed to make necessary disclosures of material information related to Periscope and failed to fulfill their contractual and fiduciary obligations to the Company in connection with the Company's acquisition of Periscope. The Company has requested a jury trial. All defendants have moved to dismiss the complaint. A hearing is scheduled in April to hear the defendant's motions to dismiss. It is not possible to predict the outcome of this matter at this time.

     The Company has an employment contract with the Chairman of the Board, President and Chief Executive Officer of the Company ("CEO") providing for an annual base salary of $1,000 increased annually by 10% over the prior year to a

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, except for the Balance Sheet as of December 31, 2000)
        (Dollars in thousands, except share and and per share amounts)

maximum of $1.6 million, life insurance in the face amount of $5 million, and upon expiration of this agreement a termination payment equal to twice the then base compensation, and an annual bonus determined, year to year, by the Incentive Compensation Committee of the Board of Directors within specified guidelines of the Incentive Compensation Plan, expiring on December 31, 2005. In January 2000, the CEO voluntarily authorized the Company to decrease his annual salary to $450. No change to his benefits was made. The CEO, at his discretion, at any time may increase his salary to the current level as stated in his current contract.

Independent Auditors' Report


Board of Directors
Giant Group, Ltd.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Giant Group, Ltd. as of December 31, 2000. The balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheet based on our audit.

Except as explained in the following paragraph, we conducted our audit on the consolidated balance sheet as of December 31, 2000 in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 3, in 2000 one of the Company's subsidiaries filed a voluntary petition under Chapter 7 of the bankruptcy code and also executed and delivered peaceful possession of its assets and records to a third party. As a result, the disposition of the subsidiary's records did not permit the application of any audit procedures.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the balance sheet as of December 31, 1999 or on the statements of operations, retained earnings, and cash flows for the years ended December 31, 2000, 1999, and 1998.

In our opinion, the consolidated balance sheet referred to above present fairly, in all material respects, the financial position of Giant Group, Ltd. at December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

February 13, 2001
Los Angeles, California

                               GIANT GROUP, LTD.
                            QUARTERLY FINANCIAL DATA
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

   The Company's results of operations for 2000 and 1999 has been restated to reflect Periscope as a Discontinued Operation.

                              Quarter Ended                             March 31        June 30      September 30     December 31
-----------------------------------------------------------------------------------   -----------  ----------------  --------------
2000
 Total costs and expenses                                              $     (108)    $     (555)      $     (421)     $     (857)
 Total income (expenses)                                                       41             69              130             (11)
                                                                      ------------   ------------      -----------     -----------
 Loss from continuing operations before income tax benefit                    (67)          (486)            (291)           (868)
 Income tax benefit                                                             -              -                -             608
                                                                      ------------   ------------      -----------     -----------
 Loss from continuing operations                                              (67)          (486)            (291)           (260)
 Income (loss) from discontinued operations, net of income
  tax effect                                                                  135         (5,878)            (317)             32
 Income (loss) on disposition of discontinued operations, net of
  tax effect                                                                    -              -             (687)          9,125
                                                                      ------------   ------------      -----------     -----------
 Net income (loss) as previously reported                              $       68     $   (6,364)      $   (1,295)     $    8,897
                                                                      ============   ============      ===========     ============
 Basic earnings (loss) per common share                                $     0.02     $    (1.59)      $    (0.38)     $     2.41

 Diluted earnings (loss) per common share (1)                          $     0.02     $    (1.59)      $    (0.38)     $     2.41

 Weighted average shares - basic                                        3,990,000      3,990,000        3,422,000       3,690,000
                                                                      ============   ============      ===========     ===========
 Weighted average shares - diluted (1)                                  3,990,000      3,990,000        3,422,000       3,690,000
                                                                      ============   ============      ===========     ===========

(1) The calculation for the quarters ended March 31, 2000, June 30,2000, September 30, 2000 and December 31, 2000 do not include 2,136,000, 2,161,000, 2,166,000 and 2,166,000 potentially dilutive stock options and 75,000 potentially dilutive warrants as the effect of these securities would be anti-dilutive because the exercise price of these securities, ranging from a high of $8.25 to a low of $.41, exceed the average market price of the Company's common stock for the quarters.

                              Quarter Ended                             March 31        June 30      September 30     December 31
-----------------------------------------------------------------------------------  ------------  ----------------  -------------
1999
 Total costs and expenses                                              $     (795)    $   (1,017)      $     (965)     $   (1,866)
 Total income and (expenses)                                                  809            558               20             (33)
 Gain on the sale of property and equipment                                     -              -                -             239
 Loss on affiliate transactions                                                 -              -                -          (2,981)
                                                                      ------------   ------------      -----------     -----------
 Income (loss) from continuing operations before income
  tax benefit (expense)                                                        14           (459)            (945)         (4,641)
 Income tax benefit (expense)                                                  (8)           150              265            (100)
                                                                      ------------   ------------      -----------     -----------
 Income (loss) before  discontinued operations                                  6           (309)            (680)         (4,741)
 Income (loss) from discontinued operations, net of income
  tax effect                                                                  698           (235)            (356)        (40,647)
                                                                      ------------   ------------      -----------     -----------
 Net income (loss)                                                     $      704     $     (544)      $   (1,036)     $  (45,388)
                                                                      ============   ============      ===========     ===========

 Basic earnings (loss) per common share                                $     0.18     $    (0.14)      $    (0.26)     $   (11.38)

 Diluted earnings (loss) per common share (1)                          $     0.17     $    (0.14)      $    (0.26)     $   (11.38)

 Weighted average shares - basic                                        3,927,000      3,927,000        3,960,000       3,990,000
                                                                      ============   ============      ===========     ===========
 Weighted average shares - diluted (1)                                  4,128,000      3,927,000        3,960,000       3,990,000
                                                                      ============   ============      ===========     ===========

(1) The calculation for the quarters ended June 30, 1999, September 30, 1999 and December 31, 1999 do not include 2,131,000, 2,136,000 and 2,136,000 potentially dilutive stock options and 75,000 potentially dilutive warrants as the effect of these securities would be anti-dilutive because the exercise price of these securities, ranging from a high of $8.25 to a low of $5.44, exceed the average market price of the Company's common stock for the quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 19, 2000, the Company dismissed Arthur Andersen LLP as its auditors. The dismissal was approved by the Audit Committee of the Board of Directors. The Company filed Form 8-K on July 26, 2000 reporting this event. As previously discussed, GIANT commenced an action in the United States District Court for the Southern District of New York against Arthur Andersen LLP and other parties for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope. For details of this lawsuit, see
Item 3 - Legal Proceedings.

     The most recent Exchange Act filing by the Company which included Arthur Andersen, LLP's audit report was the 1999 Form 10-K. This audit report dated April 12, 2000 on the Company's financial statements for the year ended December 31, 1999 and its Dual dated audit report of March 12 and 25, 1999 for the year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and both reports were not qualified or modified as to audit scope or accounting principles, but such report expressed doubt as to the Company's ability to continue as a going concern. In addition, during the Company's fiscal years ended December 31, 1999 and 1998, and the subsequent interim period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Arthur Andersen's satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, Arthur Andersen LLP did advise the Company that during the course of their audit work in connection with the sales cutoff at December 31, 1999, certain documents may have been altered and that controls surrounding the sales cutoff were not operating effectively. This advice was later set forth in a Material Weakness Letter dated May 19, 2000. Prior to completing the audit for 1999, the Company made the adjustments related to sales that were not recorded in the proper periods and no modification to Arthur Andersen's Report was made. Prior to its dismissal, Arthur Andersen did not advise the Company that information had come to Arthur Andersen LLP's attention that led Arthur Andersen LLP to no longer be able to rely on Company's management's representations, or that made Arthur Andersen LLP unwilling to be associated with the financial statements prepared by Company's management. In addition, Arthur Andersen LLP did not advise the Company that Arthur Andersen LLP needed to expand significantly the scope of its audit (other than the sales cutoff matter previously discussed in this paragraph), or that information had come to Arthur Andersen's attention during such time period that if further investigated would materially impact the fairness or reliability of either a previously-issued audit report or the underlying financial statements or to an audit report that would have been issued covering the fiscal periods subsequent to the date of the most-recent financial statements covered by an audit report.

     On January 5, 2001, the Company engaged BDO Seidman, LLP as its auditors for the fiscal year ended December 31, 2000. As of the date of the filing of this Form 10-K for the calendar year ended December 31, 2000, the Company's Form 10-Q for the quarters ended June and September 30, 2000 has not been reviewed as required by the Securities and Exchange Commission.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as part of this report:

           1. Financial Statements - See Item 8 on page 19 for the Consolidated Financial Statements of the Company and page 41 for the Report of Independent Accountants.

           2. Financial Statement Schedules - The following financial statement schedules of the Company for the three years ended December 31, 2000 , 1999 and 1998 are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the Company:

              Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          3.  Exhibits - See Exhibit Index on page 44 of this Form 10-K.

       (b) Reports on Form 8-K:

              On November 30, 2000, the Company filed a Form 8-K reporting the Company's lawsuit against Glenn Sands, Arthur Andersen, LLP and other parties, Periscope's Bankruptcy filing on November 30, 2000 and various courses of action that are being reviewed by GIANT's Board of Directors with respect to the Company.

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

4.2 Amendment to Rights Agreement dated January 4, 1996, between the Company and ChaseMellon, dated December 4, 1998 (filed as Exhibit 4 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference).

4.3      1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit
         10.1.2 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

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

10.3 Tax Sharing and Indemnification Agreement, dated as of September 27, 1994 between the Company and Giant Cement Holding, Inc. ("GCHI") (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 14, 1994, and incorporated herein by reference).

10.4 Indemnification and Release Agreement, dated as of September 27, 1994, among the Company, KCC, GCHI (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 6, 1994 and incorporated herein by reference).

10.5 GIANT GROUP, LTD. 1997 Incentive Compensation Plan (Exhibit D in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.6 Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.7 Amended and Restated Credit Agreement dated as of November 22, 1996 among Checkers, CKE as Agent, and the lenders listed therein (filed as Exhibit 4.1 to Checkers Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.8 Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. dated November 22, 1996 (filed as Exhibit 4.3 to Checkers Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

                             ---------------------

No.      Description of Exhibit
---      ----------------------

10.9* Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer ("defendants") and Glenn Sands in their lawsuit

10.10* License and Option Agreement Alarmex ("Licensee") and Century ("Licensor'), dated October 31, 2000.

10.11* Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000.

10.12*   Release from Century in favor of GIANT, dated October 31, 2000.


10.13* Release from GIANT and Periscope in favor of Century, dated October 31, 2000.

21*      List of Subsidiaries.


         * Exhibit included with this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GIANT GROUP, LTD.
                                     Registrant


     Date: March 31, 2001       By:  /s/ Burt Sugarman
                                     -----------------
                                     Burt Sugarman
                                     Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: March 31, 2001      By:  /s/ Burt Sugarman
                                    -----------------
                                    Burt Sugarman
                                    Chairman of the Board and
                                    Chief Executive Officer


     Date: March 31, 2001      By:  /s/ Pasquale A. Ambrogio
                                    ------------------------
                                    Pasquale A. Ambrogio
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)


     Date: March 31, 2001      By:  /s/ David Gotterer
                                    ------------------
                                    David Gotterer
                                    Director


     Date: March 31, 2001      By:  /s/ Terry Christensen
                                    ---------------------
                                    Terry Christensen
                                    Director


     Date: March 31, 2001      By:  /s/ David Malcolm
                                    -----------------
                                    David Malcolm
                                    Director


     Date: March 31, 2001      By:  /s/ Jeff Rosenthal
                                    ------------------
                                    Jeff Rosenthal
                                    Director