Form 10-K/A
period 2000-12-31
GIANT GROUP LTD
filed 2001-04-30
CIK 41296

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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
 Securities registered pursuant to 12(b)
  of the Act:                              None
 Securities registered pursuant to 12(g)   Common Stock, $.01 Par             None
  of the Act:                              Value (Together with
                                           Preferred Stock Purchase
                                           Rights)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

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

   Burt Sugarman, 62, is President, Chief Executive Officer and Chairman of the Board of the Company. Mr Sugarman has been President and Chief Executive Officer of the Company since 1985 and Chairman of the Board of the Company since 1983. Mr. Sugarman is also a director of Checkers Drive-In Restaurants Inc. ("Checkers") and Santa Barbara Restaurant Group, Inc.

   Pasquale A. Ambrogio, 49, is Vice-President, Chief Financial Officer, Secretary and Treasurer of the Company. He has held these positions since May 2000. For the past five years, he held the position of Controller of the Company.

   David Gotterer, 72, is Vice-Chairman of the Company. Mr. Gotterer has been Vice-Chairman of the Company since 1986 and has been a Board member since 1984. Mr. Gotterer is the senior partner in the accounting firm of Mason & Company, LLP. He has held this position for the past five years. Mr. Gotterer is a director of Checkers.

   Terry Christensen, 60, first became a Director of the Company in 1994. Mr Christensen's principal occupation is senior partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. He has held this position since 1988. Mr. Christensen is a director of MGM Mirage, Inc. and Checkers.

   David Malcolm, 48, first became a Director of the Company in 1996. Mr. Malcolm's principal occupation is Chairman of the Board of Suncoast Financial Mortgage Corporation. He has held this position for the past twenty years.

   Jeffrey Rosenthal, 43, first became a Director of the Company in 1997. Mr. Rosenthal's principal occupation is Chairman of Fairfare Media Works. He has held this position for the past ten years.

ITEM 11. Executive Compensation

   The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the three years ended December 31, 2000, 1999, and 1998 of those persons who were (i) the Chief Executive Officer and (ii) executive officer of the Company and whose cash compensation exceeded $100,000 for services performed by such persons for the Company (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                Annual Compensation           Long Term Compensation Awards
                         --------------------------------- -----------------------------------
                                                                      Securities
                                              Other Annual Restricted Underlying   All Other
    Name & Principal                    Bonus Compensation   Stock    Option/SARS Compensation
        Position         Year Salary $    $        $        Award(s)       #           $
    ----------------     ---- --------- ----- ------------ ---------- ----------- ------------
Burt Sugarman........... 2000   472,435  -0-      2,942(1)    -0-         -0-        27,481(2)
 Chairman of the Board,  1999 1,000,000  -0-      7,644(1)    -0-         -0-        27,475(2)
 President and Chief     1998 1,000,000  -0-     18,057(1)    -0-                    27,115(2)
 Executive Officer

William H. Pennington... 2000    89,705  -0-        -0-       -0-         -0-           -0-
 Vice President,         1999   166,704  -0-        -0-       -0-         -0-           -0-
 Secretary, Treasurer    1998   158,446  -0-        -0-       -0-         -0-           -0-
 and Chief Financial
 Officer (3)

--------
(1) Amounts represent the value of use of the Company's airplane, which was sold in April 1998, and use of the Company's automobile.

(2) Represents amounts paid to Mr. Sugarman by Rally's and Checkers.

(3) Mr. Pennington passed away in May 2000. Mr. Ambrogio assumed Mr. Penington's position in May 2000. Mr. Ambrogio's combined salary for 2000, serving as the Company's controller and than as Vice-President, Secretary, Treasurer and Chief Financial Officer, was $95,740. In addition, in December 31, 2000, the Board of Directors awarded a bonus of 20,000 shares to Mr. Ambrogio. Based upon the closing price of the Common Stock on December 31, 1999 of $.20, the value of this award was $2,000.

Employment Contract

   Mr. Sugarman is employed as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement dated December 3, 1998 and expiring on December 31, 2005. The agreement, which was an amendment and restatement of his agreement of February 24, 1997, provides that Mr. Sugarman is to receive an annual base salary of $1,000,000 increased annually by 10% over the prior year to a maximum of $1,600,000, life insurance in the face amount of $5,000,000, and an annual bonus in an amount determined from year to year by the Compensation Committee of the Board of Directors, at its discretion, and certain additional benefits. The employment agreement is terminable prior to the expiration of the term of the Agreement (1) by the Company for cause (as defined therein) and (2) by Mr. Sugarman (a) for cause (as defined therein), (b) at any time for any reason, after January 1, 2000 or
(c) if Mr. Sugarman ceases to own or control at least 10% of the Common Stock of the Company. Should the employment agreement be terminated by the Company without cause or by Mr. Sugarman for cause or for other reasons described in the preceding sentence, Mr. Sugarman would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 40 months from termination, whichever period is longer and
(2) a lump sum payment in an amount equal to the greater of (a) two times the annual base salary, and (b) the amount which would have been payable throughout the remainder of the term of the agreement or 40 months, whichever is shorter, provided that if the agreement is terminated within one year following a change in ownership of the Company (as defined therein), Mr. Sugarman will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Sugarman by the Company during the five years prior to such change in ownership. In the event of Mr. Sugarman's death or disability he (or his estate) would be entitled to receive a lump sum payment equal to the greater of
(a) two times the annual base salary and (b) the amount which would have been payable throughout the remainder of the term of the agreement and continuation of all health insurance benefits for the remainder of the term. In the event of Mr. Sugarman's death, the Company would also be obligated to continue all health insurance benefits for Mr. Sugarman's immediate family for two years. Upon the expiration of the agreement, the Company is obligated to pay to Mr. Sugarman a lump sum equal to two times the then annual base salary and continue all health insurance benefits for two years. Pursuant to the employment agreement, Mr. Sugarman has agreed during the term of the agreement, not to render services to, or plan for or organize, a business which is materially competitive with or similar to the business of the Company or any of its subsidiaries. In January 2000, Mr. Sugarman voluntarily authorized the Company to decrease his annual salary to $450,000. In addition, Mr. Sugarman voluntarily agreed to retroactively cancel the termination payment due to him at the end of his employment contract. No change to his benefits was made. Mr. Sugarman, at his discretion, may, at any time, increase his salary to the current level as stated in his current contract. In such case, no retroactive salary adjustment will be made.

Option Plans

   The Company has a 1985 Non-Qualified Stock Option Plan (the "1985 Stock Option Plan"). The 1985 Stock Option Plan provided for the grant of options to purchase 3,000,000 shares of Common Stock. As of December 31, 2000, options to purchase 1,750,952 shares were outstanding (correcting the amount of 1,965,952 reported in the previously filed Form 10-K) and options for 307,500 shares had been exercised.

   The Company has a 1996 Employee Stock Option Plan (the "1996 Stock Option Plan") and the Director Plan. The 1996 Stock Option Plan presently provides for the grant of options to purchase 1,000,000 shares of Common Stock to officers and key management personnel of the Company. As of December 31, 2000, options to purchase 215,000 shares were outstanding, no options had been exercised and during fiscal 2000 no options were granted. The Director Plan presently provides for the grant of 400,000 shares of Common Stock. As of December 31, 2000, options to purchase 200,000 shares were outstanding and no options had been exercised.

                          FISCAL YEAR END OPTION VALUE

                                                                      Value of
                                                                    Unexercised
                                                    Number of       in the Money
                                                   Unexercised       Options at
                                       Shares       Options at      December 31,
                                      Acquired  December 31, 2000       2000
                                         On    -------------------- ------------
Name                                  Exercise  Value   Exercisable Exercisable
----                                  -------- Realized ----------- ------------
Burt Sugarman........................   -0-      -0-     1,799,202     $-0-(1)
Perry A. Ambrogio....................   -0-      -0-         5,000     $-0-(2)

--------
(1) Based upon the closing price of the Common Stock on December 31, 2000 of $.20 minus the option exercise price of $6.75 per share for 1,599,202 shares and $8.25 per share for 200,000 shares.

(2) Based upon the closing price of the Common Stock on December 31, 1999 of $.20 minus the option exercise price of $7.8125 per share for 5,000 shares.

Compensation Committee Interlocks and Insider Participation

   During 2000 the Compensation Committee and Option Committee of the Board of Directors consisted of David Gotterer and Terry Christensen. David Gotterer is Vice Chairman of the Company and a Senior Partner in the accounting firm of Mason & Company, LLP, which received approximately $51,000 from the Company for rendering consulting, financial and accounting services to the Company during 2000. Terry Christensen is a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, which received approximately $28,000 representing the Company in certain corporate and litigation matters. Both Mr. Gotterer and Mr. Christensen are directors of Checkers (formerly Rally's).

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth the beneficial ownership as of March 27, 2001 of the Common Stock by each of the Company's Directors and Executive Officers as well as all the Directors and Executive Officers as a group. There are no other stockholders who, to the knowledge of management of the Company, based upon filings with the SEC, are the beneficial owners of more than 5% of the outstanding shares of Common Stock. On April 18, 2001, Gary Koncikowski, an individual, filed a Form 13D with the SEC reporting that on April 9, 2001 he beneficially owns 186,800 shares of the Company's Common Stock.

                                                      Amount and       Percent
                                                      Nature of          of
                                                      Beneficial        Class
         Name & Address of Beneficial Owner         Ownership (1)        (2)
         ----------------------------------        ----------------    -------
   Burt Sugarman.................................. 2,988,672 shares(3)  56.2%
   9440 Santa Monica Boulevard, Suite 407
   Beverly Hills, CA 90210

   David Gotterer.................................   245,875 shares(4)   4.6%
   Mason & Company, LLP
   400 Park Avenue
   New York, New York 10022

   Terry Christensen..............................    94,250 shares(5)   1.8%
   Christensen, Miller, Fink, Jacobs, Glaser,
   Weil & Shapiro, LLP
   2121 Avenue of the Stars, 18th Flr.
   Los Angeles, CA 90067

   Jeffrey Rosenthal..............................    30,000 shares(6)   .56%
   Fairfate Media Works
   25300 Rye Canyon Road
   Valencia, CA 91355

   David Malcolm..................................    40,000 shares(7)   .75%
   Suncoast Financial Mortgage Corporation
   750 "B" Street, Ste 3130
   San Diego, CA 92101

   Pasquale A. Ambrogio...........................     8,600 shares(8)   .16%
   9440 Santa Monica Blvd., Ste 407
   Beverly Hills, CA 90210
    All Directors and Executive Officers as a
     group (6).................................... 3,407,397 shares       64%

--------
(1) Under the rules of the SEC a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or other relatives living in the same house. Unless otherwise indicated, the named person has sole voting and investment power with respect to the shares held by them.

(2) Computed on the basis of 5,320,709 shares of Common Stock issued and outstanding and options to purchase Common Stock as of March 27, 2001.

(3) Includes 1,799,202 options to purchase Common Stock that are currently exercisable or will be exercisable within 60 days, but does not include 148,950 shares owned by Mr. Sugarman's spouse as to which he disclaims beneficial ownership.

(4) Includes 133,375 options to purchase Common Stock that are currently exercisable or will be exercisable within 60 days but excludes 63,375 shares underlying options held by Mr. Gotterer, as to which he disclaims beneficial ownership since a business partner is entitled to the beneficial ownership of such shares upon any exercise of such options.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GIANT GROUP, LTD.
                                          Registrant

                                                   /s/ Burt Sugarman
Date: March 31, 2000                      By: _________________________________
                                                       Burt Sugarman
                                                          Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Burt Sugarman             Chairman of the Board and     March 31, 2001
____________________________________  Chief Executive Officer
           Burt Sugarman

    /s/ Pasquale A. Ambrogio         Vice President, Chief         March 31, 2001
____________________________________  Financial Officer,
        Pasquale A. Ambrogio          Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

       /s/ David Gotterer            Director                      March 31, 2001
____________________________________
           David Gotterer

     /s/ Terry Christensen           Director                      March 31, 2001
____________________________________
         Terry Christensen


       /s/ David Malcolm             Director                      March 31, 2001
____________________________________
           David Malcolm


       /s/ Jeff Rosenthal            Director                      March 31, 2001
____________________________________
           Jeff Rosenthal