Form 10-Q
period 2001-03-31
GIANT GROUP LTD
filed 2001-05-15
CIK 41296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


              For the first quarterly period ended March 31, 2001


                               GIANT GROUP, LTD.

      9440 Santa Monica Blvd. Suite 407, Beverly Hills, California 90210

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


  On May 9, 2001 the latest practicable date, there were 3,174,757 shares of
                           Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX

                                                                             Page No.
                                                                             --------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

             Consolidated Statements of Operations -
             Three-Month Periods Ended March 31, 2001 and 2000                   3

             Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000                                4

             Consolidated Statements of Cash Flows -
             Three-Month Periods Ended March 31, 2001 and 2000                   5

             Notes to Consolidated Financial Statements                          6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                       9

Item 6.  Exhibits and Reports on Form 8-K                                        9

             (a) Exhibits

             (b) Reports on Form 8-K

Signature                                                                        9

ITEM 1.  FINANCIAL STATEMENTS

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three-months ended March 31, 2000 and 2001
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                           Three-months ended
                                                                March 31,
                                                           2001           2000
                                                        ----------     ----------
 Costs and expenses:
     General and administrative                         $      405     $      584
     Depreciation                                                9              6
                                                        ----------     ----------
                                                               414            590
                                                        ----------     ----------

 Other income:
     Investment and other income                                16             10
     Gain on sale of marketable securities                       -             17
                                                        ----------     ----------
                                                                16             27
                                                        ----------     ----------

 Loss from continuing operations                              (398)          (563)

 Income from discontinued operations (Note 2)                    -            149

                                                        ----------     ----------
 Net loss                                               $     (398)    $     (414)
                                                        ==========     ==========

 Basic and diluted loss per common share:
            Loss from continuing operations             $    (0.13)    $    (0.14)
            Income from discontinued operations                  -           0.04
                                                        ----------     ----------
 Net loss                                               $    (0.13)    $    (0.10)
                                                        ==========     ==========

 Weighted average shares - basic and diluted             3,155,000      3,990,000
                                                        ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                            March 31,         December 31,
                                                                                               2001               2000
                                                                                           -----------        ------------
                                                                                           (Unaudited)          (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $    956           $  1,428
   Marketable securities                                                                        5,554              3,840
   Income tax receivable                                                                          171                171
   Prepaid expenses and other assets                                                              250                289
                                                                                             --------           --------
        Total current assets                                                                    6,931              5,728
Property and equipment, net                                                                       115                124
Other assets                                                                                       10                 10
                                                                                             --------           --------
       Total assets                                                                          $  7,056           $  5,862
                                                                                             ========           ========

LIABILITIES
Current liabilities:
   Accounts payable                                                                                88                162
   Accrued expenses                                                                               473                448
   Deferred income taxes                                                                          593                  -
   Income taxes payable                                                                            12                 15
                                                                                             --------           --------
       Total current liabilities                                                                1,166                625
Deferred income taxes                                                                               7                  7
                                                                                             --------           --------
       Total liabilities                                                                        1,173                632
                                                                                             --------           --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                           -                  -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                      -                  -
Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 shares issued                73                 73
Capital in excess of par value                                                                 35,490             35,490
Accumulated other comprehensive income (expense) (Note 3)                                         891               (160)
Accumulated deficit                                                                            (1,717)            (1,319)
                                                                                             --------           --------
                                                                                               34,737             34,084
Less 4,111,000 in 2001 and  2000 shares of Common stock in treasury, at cost                  (28,854)           (28,854)
                                                                                             --------           --------
       Total stockholders' equity                                                               5,883              5,230
                                                                                             --------           --------
       Total liabilities and stockholders' equity                                            $  7,056           $  5,862
                                                                                             ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
              for the three-months ended March 31, 2000 and 2001
                                  (Unaudited)
               (Dollars  in thousands, except per share amounts)

                                                                                        Three-months ended
                                                                                             March 31,
                                                                                         2001        2000
                                                                                        ------      ------
 Operating Activities:
    Net loss                                                                            $ (398)     $ (414)
    Adjustments to reconcile net loss to net cash used
        by operations:
          Income from discontinued operations                                                -        (149)
          Depreciation                                                                       9           6
          Accretion of discounts on marketable securities                                    -          (9)
          Gain on the sale of marketable securities                                          -         (17)
          Reversal of executive deferred compensation                                        -         482
    Changes in assets and liabilities:
      Decrease in prepaid expenses and other current assets                                  5         270
      Decrease in accounts payable and accrued expenses                                    (49)       (692)
      Decrease in income tax payable                                                        (3)          -
                                                                                        ------      ------
               Net cash used by continuing operations                                     (436)       (523)
               Net cash provided by discontinued operations                                  -          51
                                                                                        ------      ------
                   Net cash used by operations                                            (436)       (472)
                                                                                        ------      ------

Investing Activities:
  Sales of marketable securities                                                             -       1,962
  Purchases of marketable securities                                                       (36)        (96)
  Purchases of property and equipment                                                        -         (72)
                                                                                        ------      ------
       Net cash (used) provided by continuing investing activities                         (36)      1,794
  Purchases of property and equipment (discontinued operations)                              -        (169)
                                                                                        ------      ------
               Net cash (used) provided by investing activities                            (36)      1,625
                                                                                        ------      ------

Financing Activities:
  Payment of note-receivable - related party (discontinued operations)                       -        (149)
  Payment of capital lease obligations (discontinued operations)                             -         (16)
                                                                                        ------      ------
               Net cash used by financing activities                                         -        (165)
                                                                                        ------      ------

(Decrease) increase in cash and cash equivalents                                          (472)        988

Cash and cash equivalents:
   Beginning of period                                                                   1,428       1,248
                                                                                        ------      ------
   End of period                                                                        $  956      $2,236
                                                                                        ======      ======

Supplemental disclosure for continuing operations of cash paid for:
   Income taxes                                                                         $    3      $    -
   Interest                                                                                  -           -

Supplemental disclosure for discontinued operations of cash paid for:
   Income taxes                                                                         $    -      $    1
   Interest                                                                                  -         750

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

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-K. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 2000 Annual Report on Form 10-K.

2.   Discontinued Women and Children's Apparel Operations
     ----------------------------------------------------

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's apparel operations. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets, including accounting books and records to Century Business Credit Corporation ("Century"). Pursuant to the letter, all receivables, inventory, fixed assets and other assets of Periscope were transferred to Century. At the time of the transfer, Periscope was in default under its Factoring Agreement. On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

    The Company has reclassified its apparel operations for the three months ended March 31, 2000 as discontinued operations on the Consolidated Statement of Operations.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

3.   Comprehensive Income (Expense)
     ------------------------------

     The changes in components of comprehensive income (expense), net of provision (benefit) for income taxes, for the three months ended March 31, 2001 and 2000 are as follows:

                                                                2001                                         2000
                                             -----------------------------------------    -----------------------------------------
                                               Pre-Tax            Tax           Net         Pre-Tax            Tax           Net
                                               Amount          Provision      Amount        Amount          Provision      Amount
                                             -----------     -------------  ----------    -----------     -------------  ----------
Other comprehensive income (expense):
  Unrealized gains on marketable
  securities, net                             $  1,751          $  700       $  1,051        $ 137            $  55       $     82

  Net Loss                                                                       (398)                                        (414)
                                                                            ----------                                   ----------
Comprehensive income (expense)                                               $    653                                     $   (332)
                                                                            ==========                                   ==========

4.   Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings which have been described in the Company's 2000 Annual Report on Form 10-K. There have been no material changes to these claims and legal proceedings during the three months ended March 31, 2001.

     Management does not believe that these lawsuits in which the Company is a defendant, contain meritorious claims. Management is unable to predict the outcome of these matters at the present time.

5.   Subsequent Event
     ----------------

     On April 20, 2001, the Company announced it's offering to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $.50 net per share. The offer to purchase had been conditioned upon, among other things, the tender by a sufficient number of stockholders such that following the offer to purchase; GIANT would have less than 300 shareholders. On May 8, 2001, the Company amended the offer to purchase. The Company will now purchase all shares of its Common Stock validly tendered and not withdrawn prior to May 23, 2001, unless the offer is further extended or terminated by GIANT. The Company intends to deregister its shares under the Securities Exchange Act of 1934 and become a private company if the number of stockholders number less than 300 after the offer to purchase is completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)

Results of Operations for the Three-Months Ended March 31, 2001 Versus March 31,
--------------------------------------------------------------------------------
2000)
-----

     General and administrative expenses for the three-months ended March 31, 2001 decreased $179 to $405 from $584 for the comparable period in 2000. This decrease in general and administrative expenses resulted primarily from lower corporate salaries and related expenses of $64, lower rent expense of $62 and decreases in other corporate expenses in 2001 compared to 2000.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents, marketable securities and income tax receivables at March 31, 2001 totaled $6,681 compared with $5,439 at December 31, 2000. The increase in working capital resulted primarily from the appreciation of the Company's marketable securities, reduced by working capital needed for the Company's expenses during the current quarter. At March 31, 2001 and December 31, 2000, the Company had working capital of $5,765 and $5,103 with current ratios of 5.9 to 1 and 9.2 to 1, respectively.

     Net cash used by continuing investing activities for the three-months ended March 31, 2001 was $36 compared to cash provided by continuing investing activities of $1,794 for the comparable period in 2000. Included in continuing investing activities was cash used for the purchase of marketable securities of $36 in 2001 compared to proceeds from the sale, net of purchases, of $1,866 in 2000. These proceeds were reduced by capital expenditures of $72 in 2000.

     No cash was provided or used by continuing financing activities for the three-months ended March 31, 2001 and 2000.

     The Company's current liquidity is provided by cash and cash equivalents, marketable securities, income tax receivable and investment income. Management believes that this liquidity, plus the Company's capital resources, is sufficient for the Company to fund its current operating expenses and the offering to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $.50 net per share, which was announced on April 20, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     The Company's primary financial instruments consist of money market funds paying interest at varying interest rates, equity securities and bond investments with fixed interest rates. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. The Company attempts to make prudent and informed business decisions before investing in equity securities.

    For the three months ended March 31, 2001, the Company believes there was no material change in the Company's primary financial instruments and related market risk.

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

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         For information regarding legal matters, see Note 4 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Reports on Form 8-K

         There were no reports filed on Form 8-K during the first quarter of 2001.

Items 2,3,4 and 5 are not applicable.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GIANT GROUP, LTD. - Registrant

                                      By:   /s/ Pasquale A. Ambrogio
                                           -------------------------
                                           Pasquale A. Ambrogio
                                           Vice President, Chief Financial
                                           Officer, Secretary and Treasurer



Date:  May 10, 2001