Form 10-Q
period 2001-06-30
GIANT GROUP LTD
filed 2001-08-14
CIK 41296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


              For the second quarterly period ended June 30, 2001


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


 On August 10, 2001 the latest practicable date, there were 2,690,854 shares of
                           Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX


PART I.   FINANCIAL INFORMATION
-------------------------------

                                                                      Page No.
                                                                      --------
Item 1.  Financial Statements

           Consolidated Statements of Operations -
           Three and Six-Month Periods Ended June 30, 2001 and 2000        3

           Consolidated Balance Sheets -
           June 30, 2001 and December 31, 2000                             4

           Consolidated Statements of Cash Flows -
           Six-Month Periods Ended June 30, 2001 and 2000                  5

           Notes to Consolidated Financial Statements                      6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-10


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

           (a) Exhibits

           (b) Reports on Form 8-K

Signature                                                                  11

ITEM 1.  FINANCIAL STATEMENTS

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and six-month periods ended June 30, 2000 and 2001
                                  (Unaudited)
               (Dollars  in thousands, except per share amounts)

                                                                  Three-months ended                     Six-months ended
                                                                        June 30,                              June 30,
                                                                  2001             2000                 2001             2000
                                                               -----------      -----------          -----------      ----------
 Costs and expenses:
     General and administrative                                $      385       $      546           $      790       $    1,130
     Tender offer (note 4)                                             88                -                   88       $        -
     Depreciation                                                       8                9                   17               15
                                                               -----------      -----------          -----------      ----------
                                                                      481              555                  895            1,145
                                                               -----------      -----------          -----------      ----------

 Other income:
     Investment and other income                                       57               49                   73               59
     Gain (loss) on sale of marketable securities                      (2)               6                   (2)              23
                                                               -----------      -----------          -----------      ----------
                                                                       55               55                   71               82
                                                               -----------      -----------          -----------      ----------

 Loss from continuing operations                                     (426)            (500)                (824)          (1,063)

 Loss from discontinued operations                                      -           (5,864)                   -           (5,715)

                                                               -----------      -----------          -----------      ----------
 Net loss                                                      $     (426)      $   (6,364)          $     (824)      $   (6,778)
                                                               ===========      ===========          ===========      ==========

 Basic and diluted loss per common share:
            Loss from continuing operations                    $    (0.14)      $    (0.12)          $    (0.27)      $    (0.27)
            Loss from discontinued operations                           -            (1.47)                   -            (1.43)
                                                               -----------      -----------          -----------      ----------
 Net loss                                                      $    (0.14)      $    (1.59)          $    (0.27)      $    (1.70)
                                                               ===========      ===========          ===========      ==========

 Weighted average shares - basic and diluted                    2,998,000        3,990,000            3,075,000        3,990,000
                                                               ===========      ===========          ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                                          June 30,        December 31,
                                                                                            2001              2000
                                                                                         -----------      ------------
ASSETS                                                                                   (Unaudited)       (Audited)
Current assets:
   Cash and cash equivalents                                                               $    317           $  1,428
   Marketable securities                                                                      6,341              3,840
   Income tax receivable                                                                          -                171
   Prepaid expenses and other assets                                                            202                289
                                                                                         -----------      ------------
        Total current assets                                                                  6,860              5,728
Property and equipment, net                                                                     107                124
Other assets                                                                                     10                 10
                                                                                         -----------      ------------
       Total assets                                                                        $  6,977           $  5,862
                                                                                         ===========      ============

LIABILITIES
Current liabilities:
   Margin loan                                                                                  246                  -
   Accounts payable                                                                              37                162
   Accrued expenses                                                                             426                448
   Income taxes payable                                                                          10                 15
                                                                                         -----------      ------------
       Total current liabilities                                                                719                625
Deferred income taxes                                                                             7                  7
                                                                                         -----------      ------------
       Total liabilities                                                                        726                632
                                                                                         -----------      ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                         -                  -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                    -                  -
Common stock, $.01 par value; authorized 12,500,000 shares; 6,782,000 and                        69                 73
  7,266,000 shares issued at 2001 and 2000
Capital in excess of par value                                                               35,253             35,490
Accumulated other comprehensive income (expense) (Note 3)                                     1,924               (160)
Accumulated deficit                                                                          (2,143)            (1,319)
                                                                                         -----------      ------------
Less:                                                                                        35,103             34,084
  4,091,000 & 4,111,000 shares of Common stock in treasury, at cost at 2001 & 2000          (28,852)           (28,854)
                                                                                         -----------      ------------
       Total stockholders' equity                                                             6,251              5,230
                                                                                         -----------      ------------
       Total liabilities and stockholders' equity                                          $  6,977           $  5,862
                                                                                         ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                for the six-month ended June 30, 2000 and 2001
                                  (Unaudited)
               (Dollars  in thousands, except per share amounts)

                                                                                  Six-months ended
                                                                                      June 30,
                                                                                    2001      2000
                                                                                 --------   -------
 Operating Activities:
    Net loss                                                                     $  (824)   $(6,778)
    Less: Loss from discontinued operations                                            -      5,715
                                                                                 --------   -------
    Loss from continuing operations                                                 (824)    (1,063)
    Adjustments to reconcile loss from continuing operations to net cash used by operations:
          Depreciation                                                                17         15
          (Gain) loss on the sale of marketable securities                             2        (23)
          Executive deferred compensation adjustment                                   -        482
    Changes in assets and liabilities:
      Decrease in prepaid expenses and other current assets                          334        354
      Decrease in accounts payable and accrued expenses                             (147)      (569)
      Decrease in income tax payable                                                  (5)         -
                                                                                 --------   -------
               Net cash used by continuing operations                               (623)      (804)
               Net cash provided by discontinued operations                            -        369
                                                                                 --------   -------
                   Net cash used by operations                                      (623)      (435)
                                                                                 --------   -------

Investing Activities:
  Sales of marketable securities                                                     252      6,333
  Purchases of marketable securities                                                (745)    (1,915)
  Proceeds from short-term margin loan                                               246          -
  Purchases of property and equipment                                                  -       (403)
                                                                                 --------   -------
       Net cash (used) provided by investing activities                             (247)     4,015
                                                                                 --------   -------

Financing Activities:
   Repurchase of common stock - tender offer                                        (241)         -
                                                                                 --------   -------
       Net cash used by continuing financing  activities                            (241)         -
                                                                                 --------   -------
  Collateral with Factor                                                               -     (3,000)
  Payment of note-receivable - related party                                           -       (168)
  Payment of capital lease obligations                                                 -        (27)
                                                                                 --------   -------
       Net cash used by discontinued financing  activities                             -     (3,195)
                                                                                 --------   -------
               Net cash used by financing activities                                (241)    (3,195)
                                                                                 --------   -------

(Decrease) increase in cash and cash equivalents                                  (1,111)       385

Cash and cash equivalents:
   Beginning of period                                                             1,428      1,248
                                                                                 --------   -------
   End of period                                                                 $   317    $ 1,633
                                                                                 ========   =======

Supplemental disclosure for continuing operations of cash paid for:
   Income taxes                                                                  $     3    $     -
   Interest                                                                            -          -

Supplemental disclosure for discontinued operations of cash paid for:
   Income taxes                                                                  $     -    $     1
   Interest                                                                            -        750

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

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-K. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.
It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 2000 Annual Report on Form 10-K.

2.   Discontinued Women and Children's Apparel Operations
     ----------------------------------------------------

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's apparel operations. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets, including accounting books and records to Century Business Credit Corporation ("Century"). Pursuant to the letter, all receivables, inventory, fixed assets and other assets of Periscope were transferred to Century. At the time of the transfer, Periscope was in default under its Factoring Agreement. On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. All other accounting books and records were turned over to the bankruptcy trustee.

    The Company has reclassified its apparel operations for the six months ended June 30, 2000 as discontinued operations on the Consolidated Statement of Operations.

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)


3.   Comprehensive Income (Expense)
     ------------------------------

     The changes in components of comprehensive income (expense), net of provision (benefit) for income taxes, for the six months ended June 30, 2001 and 2000 are as follows:



                                                              2001                                      2000
                                         ---------------------------------------  ----------------------------------------
                                            Pre-Tax         Tax           Net         Pre-Tax         Tax           Net
                                            Amount       Provision      Amount        Amount       Provision       Amount
                                         ------------  -------------  ----------  -------------  --------------  ---------
Other comprehensive income (expense):
  Unrealized gains on marketable
  securities, net                            $2,084          $   -       $2,084          $807          $ 332       $   475

  Net loss                                                                 (824)                                    (6,778)
                                                                         ------                                    -------
Comprehensive income (expense)                                           $1,260                                    $(6,303)
                                                                         ======                                    =======

4.   Tender Offer
     ------------

     On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $.50 net per share. The Company intended to deregister its shares under the Securities Exchange Act of 1934 and become a private company if the number of stockholders number less than 300 after the offer to purchase is completed.

     The expiration date of the tender offer, extended twice by the Company, was May 29, 2001. The Company purchased four hundred eighty-three thousand nine hundred eighteen (483,918) shares and remains a public company. The Company incurred one-time costs related to the tender offer of $88.

5.   Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                              GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
               (Dollars in thousands, except per share amounts)


6.   Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings which have been described in the Company's 2000 Annual Report on Form 10-K. There have been no material changes to these claims and legal proceedings during the six-months ended June 30, 2001, except as described below.

     GIANT GROUP, LTD., Plaintiff, against Glenn Sands; Arthur Andersen LLP;
     ------------------------------------------------------------------------
Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC. a/k/a/ L.H.
---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman Alpren &
---------------------------------------------------------------------------
Green LLP; and Harriett Greenberg.
-----------------------------------

     On June 27, 2001, the Company announced that it has filed a lawsuit in the Supreme Court of the State of New York against Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC. a/k/a/ L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman Alpren & Green LLP; and Harriett Greenberg for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope (see next paragraph). The relief sought by GIANT is in excess of 40 million dollars.

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP; L.H.
     ---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP.
------------------------------------------------------------------------------

     On or about October 6, 2000, the Company filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 7578, alleging claims under the United States securities laws against Glenn Sands, Arthur Andersen LLP ("AA"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("LHF") and Friedman, Alpren & Green LLP ("Friedman"). The Company alleges that Mr. Sands, while acting as principal officer and shareholder of Periscope, made false and misleading representations about Periscope to the Company prior to the Company's acquisition of Periscope in December 1998. The Company also alleges that AA, LHF and Friedman failed to make necessary disclosures of material information related to Periscope and failed to fulfill their contractual and fiduciary obligations to the Company in connection with the Company's acquisition of Periscope. The Company requested a jury trial. Certain defendants moved to dismiss the complaint. On May 21, 2001, the United States District Court for the Southern District of New York rendered an opinion, which granted certain motions made by defendants Glenn Sands, AA, and Friedman to dismiss claims of securities fraud which were asserted against them. The Court granted the motion to dismiss the federal securities claims as against these defendants as well as co-defendant LHF, on the grounds that these claims were time barred under the statute of limitations applicable to Federal securities fraud claims. The Court did not rule on the viability of the related state law claims which were dismissed without prejudice to refilling in the appropriate state court.

    Management is unable to predict the outcome of any litigation the Company is involved in at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)


Results of Operations for the Three-Months Ended June 30, 2001 Versus June 30,
------------------------------------------------------------------------------
2000
----

     General and administrative expenses for the three-months ended June 30, 2001 decreased $161 to $385 from $546 for the comparable period in 2000. This decrease in expenses resulted primarily from the decrease in professional fees of $65, corporate office salaries and related taxes and employee health insurance of $49, corporate office expense of $36 and taxes other than income of $15.

     Investment and other income for the three-months ended June 30, 2001 included $140 received from Glenn Sands related to litigation resolved in 2000. This income was partially offset by an $81 investment loss on certain investments in debt securities.

     Effective June 30, 2001, the Company's President and Chief Executive Officer ("CEO") voluntarily authorized the Company to reduce his annual salary from $450 to $290.

Results of Operations for the Six Months Ended June 30, 2001 Versus June 30,
----------------------------------------------------------------------------
2000
----

     General and administrative expenses for the six-months ended June 30, 2001 decreased $340 to $790 from $1,130 for the comparable period in 2000. This decrease in expenses resulted primarily from the decrease of corporate office expense of $160, corporate office salaries and related taxes and employee health insurance of $112, professional fees of $37 and taxes other than income of $28.

     The Company's consolidated statements of operations for the six-months ended June 30, 2000 were restated, increasing general and administrative expenses by $482. This adjustment was first reflected in the Company's consolidated statements of operations for the three-months ended December 31, 2000. This restatement reversed a $482 reduction of expense the Company recorded in the three-months ended March 31, 2000, as a result of the Company's CEO voluntarily authorizing the Company to retroactively cancel severance pay due to him, which had been accrued by the Company.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at June 30, 2001 increased $1,390 to $6,658 compared with $5,268 at December 31, 2000. The Company's working capital increased $1,038 to $6,141 at June 30, 2001 from $5,103 at December 31, 2000 with current ratios of 9.5 and 9.2 to 1, respectively. Working capital increased due to higher appreciation on the Company's marketable securities partially offset by funding of the Company's expenses for the period.

     The Company made an investment in Checkers debt and 2,849,003 warrants in 1996. Each warrant represents the right to purchase one share of Checkers common stock at an exercise price of $.75. The Company wrote-off its investment in these warrants in 1998 after a two-year trend of Checkers common stock to trade below $.75. As a result of a 12-1 reverse stock split in 1999, the Company now owns 237,416 warrants at an exercise price of $3.00, after the exercise price was reduced by Checkers. At June 30, 2001, the closing market price of Checkers common stock was $5.86.

     Net cash used by continuing investing activities for the six-months ended June 30, 2001 was $247 compared to net cash provided of $4,015 for the comparable period in 2000. The Company paid the short-term margin loan of $246 in August with proceeds from the sale of the related securities.

     Cash and cash equivalents, marketable securities and investment income provide the Company's current liquidity. Management believes that this liquidity is sufficient for the Company to fund its current operating expenses.


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

    For the six months ended June 30, 2001, the Company believes there was no material change in the Company's primary financial instruments and related market risk.

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

5.   Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

     For information regarding legal matters, see Note 6 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and Item 3 "Legal Proceedings" reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a) There were no reports filed on Form 8-K during the second quarter of 2001.

Items 2,3,4 and 5 are not applicable.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GIANT GROUP, LTD. - Registrant

                                    By:   /s/ Pasquale A. Ambrogio
                                       ---------------------------------
                                          Pasquale A. Ambrogio
                                          Vice President, Chief Financial
                                          Officer, Secretary and Treasurer




Date: August 10, 2001