Form 10-Q
period 2001-09-30
GIANT GROUP LTD
filed 2001-11-14
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


            For the third quarterly period ended September 30, 2001


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


 On November 13, 2001, the latest practicable date, there were 2,690,854 shares of Common Stock outstanding.

                               GIANT GROUP, LTD.

                                     INDEX



                                                                                Page No.
                                                                                -------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements

           Consolidated Statements of Operations -
           Three and Nine-Month Periods Ended September 30, 2001 and 2000             3

           Consolidated Balance Sheets -
           September 30, 2001 and December 31, 2000                                   4

           Consolidated Statements of Cash Flows -
           Nine-Month Periods Ended September 30, 2001 and 2000                       5

           Notes to Consolidated Financial Statements                               6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                       10-11

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                            12

Item 4. Submission of Matters to a Vote of Security Holders                          12

Item 5. Other Item                                                                   12

Item 6. Exhibits and Reports on Form 8-K                                             12

           (a) Exhibits

           (b) Reports on Form 8-K

Signature                                                                            13


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    for the three and nine-month periods ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                         (Dollars in thousands, except per share amounts)

                                                                        Three-months ended               Nine-months ended
                                                                          September 30,                    September 30,
                                                                   -------------------------         -------------------------
                                                                       2001          2000               2001           2000
                                                                   -------------  ----------         -----------    ----------
 Costs and expenses:
     General and administrative (Note 1)                           $      279     $      412         $    1,069     $    1,542
     Tender Offer (Note 4)                                                  -              -                 88              -
     Depreciation                                                           8              9                 25             24
                                                                   ----------     ----------         ----------     ----------
                                                                          287            421              1,182          1,566
                                                                   ----------     ----------         ----------     ----------
  Income (loss):
     Investment income (loss)                                              51             41                (16)           140
     Gain on sale of marketable securities                                 96             89                 94            112
     Other (Note 1)                                                        27            538                167            538
                                                                   ----------     ----------         ----------     ----------
                                                                          174            668                245            790
                                                                   ----------     ----------         ----------     ----------

 Income (loss) from continuing operations                                (113)           247               (937)          (776)

 Discontinued operations (Note 6):
     Loss from operations less benefit for income taxes of $240             -           (317)                 -         (6,072)
     Loss on disposition less benefit for income taxes of $294              -           (687)                 -           (687)
                                                                   ----------     ----------         ----------     ----------
 Net loss                                                           $    (113)     $    (757)        $     (937)    $   (7,535)
                                                                   ==========      =========         ==========     ==========
  Basic & diluted loss per common share from:
     Continuing operations                                          $   (0.04)     $    0.07         $    (0.32)    $    (0.21)
     Discontinued operations:
         Loss from operations                                               -          (0.09)                 -          (1.64)
         Loss on disposition                                                -          (0.20)                 -          (0.19)
                                                                   ----------     ----------         ----------     ----------
 Net loss                                                           $   (0.04)     $   (0.22)        $    (0.32)    $    (2.04)
                                                                   ==========      =========         ==========     ==========

 Weighted average shares - basic and diluted                        2,691,000      3,422,000          2,945,000      3,693,000
                                                                   ==========      =========         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share amounts)

                                                                                  September 30,               December 31,
                                                                                      2001                        2000
                                                                            -----------------------      -------------------
ASSETS                                                                             (Unaudited)                 (Audited)
Current assets:
   Cash and cash equivalents                                                               $    945                 $  1,428
   Marketable securities                                                                      4,633                    3,840
   Income tax receivable                                                                          -                      171
   Prepaid expenses and other assets                                                            237                      289
                                                                            -----------------------      -------------------
        Total current assets                                                                  5,815                    5,728
Property and equipment, net                                                                      89                      124
Other assets                                                                                     10                       10
                                                                            -----------------------      -------------------
       Total assets                                                                        $  5,914                 $  5,862
                                                                            =======================      ===================


LIABILITIES
Current liabilities:
   Accounts payable                                                                        $    146                 $    162
   Accrued expenses                                                                             312                      448
   Income taxes payable                                                                          11                       15
                                                                            -----------------------      -------------------
        Total current liabilities                                                               469                      625
Deferred income taxes                                                                             7                        7
                                                                            -----------------------      -------------------
       Total liabilities                                                                        476                      632
                                                                            -----------------------      -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares,
  none issued                                                                                     -                        -
Class A common stock, $.01 par value; authorized 5,000,000 shares,                                -                        -
  none issued
Common stock, $.01 par value; authorized 12,500,000 shares, 6,782,000 and 7,266,000 shares issued at September 30, 2001 and
  December 31, 2000 (Note 4)                                                                     68                       73
Capital in excess of par value (Note 4)                                                      35,254                   35,490
Accumulated other comprehensive income - unrealized gains
 (losses) on marketable securities, net (Note 3)                                              1,222                     (160)
Retained deficit                                                                             (2,256)                  (1,319)
                                                                            -----------------------      -------------------
                                                                                             34,288                   34,084

Less 4,091,000 shares (2001) and 4,111,000 shares (2000) in treasury,
  at cost                                                                                   (28,850)                 (28,854)
                                                                            -----------------------      -------------------
       Total stockholders' equity                                                             5,438                    5,230
       Total liabilities and stockholders' equity                                          $  5,914                 $  5,862
                                                                            =======================      ===================


The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine-month periods ended September 30, 2001 and 2000
                                 (Unaudited )

 (Dollars in thousands)
                                                                                                             Nine months ended
                                                                                                               September 30,
                                                                                                         ------------------------
                                                                                                            2001           2000
                                                                                                         ----------     ---------
 Operating Activities:
     Net loss                                                                                            $    (937)      $(7,535)
        Less: Loss from discontinued operations (Note 6)                                                         -         6,072
        Less: Loss on disposition of discontinued operations (Note 6)                                            -           687
                                                                                                         ---------       -------
     Net loss from continuing operations                                                                      (937)         (776)
     Adjustments to reconcile net loss to net cash used by operating activities
     Shares returned from former officer of discontinued operations (Note 1)                                     -          (538)
     Depreciation                                                                                               25            24
     Gain on sale of marketable securities                                                                     (94)         (112)
     Changes in assets and liabilities:
        Decrease in receivables and prepaid expenses and other                                                 272          (427)
        Decrease  in accounts payable and accrued expenses                                                    (152)         (613)
        Decrease in income tax payable                                                                          (4)            -
                                                                                                         ---------       -------
            Net cash used by continuing operations                                                            (890)       (2,442)
            Net cash provided by discontinued operations                                                         -         1,687
                                                                                                         ---------       -------
              Net cash used by operations                                                                     (890)         (755)
                                                                                                         ---------       -------
 Investing Activities:
   Sales of marketable securities                                                                            1,480         6,754
   Purchases of marketable securities                                                                         (842)       (1,915)
   Net proceeds from sale of property and equipment                                                             10             -
   Purchases of property and equipment, net                                                                      -          (117)
                                                                                                         ---------       -------
            Net cash used by continuing investing activities                                                   648         4,722
   Purchases of property and equipment, net - discontinued operations                                            -          (286)
                                                                                                         ---------       -------
            Net cash provided by investing activities                                                          648         4,436
                                                                                                         ---------       -------
 Financing Activities:
   Proceeds from short-term margin loan                                                                        246             -
   Payment of short-term margin loan                                                                          (246)            -
   Payment for shares purchased from stockholders (Note 4)                                                    (241)            -
                                                                                                         ---------       -------
            Net cash used by continuing financing activities                                                  (241)            -
                                                                                                         ---------       -------
   Collateral deposited with factor                                                                              -        (3,000)
   Payment of note receivable - related party                                                                    -          (168)
   Payment of capital lease obligations                                                                          -           (27)
                                                                                                         ---------       -------
            Net cash used by discontinued financing activities                                                   -        (3,195)
                                                                                                         ---------       -------
            Net cash used by financing activities                                                             (241)       (3,195)
                                                                                                         ---------       -------

 Increase (decrease) in cash and cash equivalents                                                             (483)          486

 Cash and cash equivalents:
    Beginning of period                                                                                      1,428           955
                                                                                                         ---------       -------
    End of period                                                                                        $     945       $ 1,441
                                                                                                         =========       =======
 Supplemental disclosure of cash paid by discontinued operations for:
    Income taxes                                                                                         $      (4)      $    (1)
    Interest                                                                                                     -        (2,358)

 Supplemental disclosure of cash paid by continuing operations for:
    Income taxes                                                                                         $       -       $     -
    Interest                                                                                                     -             -

The accompanying notes are an integral part of these consolidated financial statements.

                               GIANT GROUP, LTC.
                   NOTES TO CONSOLIDATED FINANCIAL STAEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

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

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-K. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes in the Company's 2000 Annual Report on Form 10-K.

     The Company's consolidated statement of operations for the three-months ended September 30, 2000 is restated, with other income increasing by $538. This adjustment and the corresponding decrease to capital in excess of par value was made during the fourth quarter of 2000 and is included in the Company's consolidated statements of operations for the year ended December 31, 2000 and consolidated balance sheet as of December 31, 2000. The Company had originally increased treasury stock and capital in excess of par value by $538, in order to record the return of shares of the Company's common stock by Glenn Sands, the former Periscope president, in the third quarter of 2000. The shares were returned as part of a July 2000 settlement between Mr. Sands and the Company. The shares had been originally issued to Mr. Sands in connection with the Company's acquisition of Periscope.

     The Company's consolidated statement of operations for the nine-months ended September 30, 2000 is restated, with general and administrative expenses increasing by $482. This adjustment and the corresponding increase to capital in excess of par value was made during the fourth quarter of 2000 and is included in the Company's consolidated statements of operations for the year ended December 31, 2000 and consolidated balance sheet as of December 31, 2000. In the first quarter of 2000, the Company's CEO voluntarily authorized the Company to retroactively cancel severance pay due to him. The Company had originally decreased general and administrative expenses by $482 and the related liability, as this expense had been previously accrued by the Company.

2.   Litigation Settlement
     ---------------------

     In February 2001, the Company agreed to receive $140 in cash and accept a promissory note for $238, including interest at 9%, to settle its remaining claim against Mr. Sands. The promissory note was signed by Mr. Sands and GIANT in May 2001. The Company received the $140 in June 2001. The promissory note is payable in 10 equal quarterly installments, beginning September 1, 2001. The first installment of approximately $27, including accrued interest has been received.

     The Company evaluated the recoverability of this note in relation to the Company's history with Mr. Sands. As a result, the Company will record income from this note only as cash is received.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

3.   Comprehensive Income (Expense)
     ------------------------------

     The changes in components of comprehensive income (expense) for the nine months ended September 30, 2001 and 2000 are as follows:

                                                      2001                               2000
                                        -------------------------------     -------------------------------
                                        Pre-Tax       Tax          Net      Pre-Tax       Tax         Net
                                        Amount     Provision     Amount     Amount      Provision    Amount
                                        -------    ---------     ------     -------     ---------    ------
Other comprehensive income (expense):
 Unrealized gains on marketable
 securities, net                        $ 1,382    $      -      $ 1,382    $  335      $     -     $   335
 Net loss                                                           (937)                            (7,535)
                                                                 -------                            -------
Comprehensive income (expense)                                   $   445                            $(7,200)
                                                                 =======                            =======

    The Company has not provided a tax provision for the unrealized gains on marketable securities for the nine months ended September 30, 2001 and 2000 because of the Company's current net operating loss carryover for Federal and State income tax purposes.

4.   Tender Offer
     ------------

     On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $.50 net per share. The Company intended to deregister its shares under the Securities Exchange Act of 1934 and become a private company if the number of stockholders numbered less than 300 after the offer to purchase was completed.

     The expiration date of the tender offer, extended twice by the Company, was May 29, 2001. The Company purchased four hundred eighty-three thousand nine hundred eighteen (483,918) shares and remains a public company. The Company incurred one-time costs related to the tender offer of $88.

5.  Recent Accounting Pronouncements
    --------------------------------

    In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS') No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect that the adoption of SFAS No. 142 will have a material impact on the Company's financial position or results of operations.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

    In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect that the adoption of FASB 143 will have a material impact on the Company's financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of FASB 144 will have a material impact on the Company's financial position or results of operations.


6.   Discontinued Women and Children's Apparel Operations
     ----------------------------------------------------

     On September 25, 2000, the Company's Board of Directors approved a plan for the disposition of Periscope's apparel operations. On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets, including accounting books and records, to Century Business Credit Corporation ("Century"). Pursuant to the letter, all receivables, inventory, fixed assets and other assets of Periscope were transferred to Century. At the time of the transfer, Periscope was in default under its Factoring Agreement. On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

    The Company has reclassified its apparel operations for the nine months ended September 30, 2000 as discontinued operations on the Consolidated Statement of Operations.

7.   Commitments and Contingencies
     -----------------------------

     The Company is involved in various claims and legal proceedings which have been described in the Company's 2000 Annual Report on Form 10-K. There have been no material changes to these claims and legal proceedings during the nine-months ended September 30, 2001, except as described below.

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP;
     ----------------------------------------------------------------------
Richard  Salute; L.H. Friend, Weinress, Frankson & Presson, LLC. a/k/a L.H.
---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren &
----------------------------------------------------------------------------
Green LLP; and Harriett Greenberg.
----------------------------------

     On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC. a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green LLP; and Harriett Greenberg for damages suffered as a result of wrongs complained of in connection with the acquisition of Periscope (see next paragraph). The relief sought by GIANT is in excess of 40 million dollars. The defendants have filed a motion to dismiss. The court has not ruled on this motion.

                               GIANT GROUP, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen LLP; L.H.
     ---------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP.
-----------------------------------------------------------------------------

     On or about October 6, 2000, the Company filed a civil action in the United States District Court for the Southern District of New York, Case No. 00 Civ. 7578, alleging claims under the United States securities laws against Glenn Sands, Arthur Andersen LLP ("AA"), L.H. Friend, Weinress, Frankson & Presson, Inc. ("LHF") and Friedman, Alpren & Green LLP ("Friedman"). The Company alleges that Mr. Sands, while acting as principal officer and shareholder of Periscope, made false and misleading representations about Periscope to the Company prior to the Company's acquisition of Periscope in December 1998. The Company also alleges that AA, LHF and Friedman failed to make necessary disclosures of material information related to Periscope and failed to fulfill their contractual and fiduciary obligations to the Company in connection with the Company's acquisition of Periscope. The Company requested a jury trial. Certain defendants moved to dismiss the complaint. On May 21, 2001, the United States District Court for the Southern District of New York rendered an opinion, which granted certain motions made by defendants Glenn Sands, AA, and Friedman to dismiss claims of securities fraud which were asserted against them. The Court granted the motion to dismiss the federal securities claims against these defendants as well as co-defendant LHF, on the grounds that these claims were time barred under the statute of limitations applicable to Federal securities fraud claims. The Court did not rule on the viability of the related state law claims which were dismissed without prejudice to refiling in the appropriate state court.

     Management is unable to predict the outcome of these matters at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)

Results of Operations for the Three-Months Ended September 30, 2001 Versus
--------------------------------------------------------------------------
September 30, 2000
------------------

     General and administrative expenses for the three-months ended September 30, 2001 decreased $133 to $279 from $412 for the comparable period in 2000. This reduction in general and administrative expenses resulted primarily from the decrease in professional fees of $87 and corporate office salaries and related payroll taxes and employee health insurance of $46.

     Other income (loss) for the three-months ended September 30, 2001 decreased $494 to $174 from $668 for the comparable period in 2000. The current three-month period included the first installment of approximately $27, including accrued interest, on the Company's note receivable from Glenn Sands (Note 2 of Notes to Consolidated Financial Statements). The Company's consolidated statement of operations for the three-months ended September 30, 2000 is restated, with other income increasing by $538. This adjustment and the corresponding decrease to capital in excess of par value was made in the fourth quarter of 2000 and is included in the Company's consolidated statements of operations for the year ended December 31, 2000 and consolidated balance sheet as of December 31, 2000 (Note 1, paragraph 2 of Notes to the Consolidated Financial Statements).

Results of Operations for the Nine-Months Ended September 30, 2001 Versus
-------------------------------------------------------------------------
September 30, 2000
------------------

     General and administrative expenses for the nine-months ended September 30, 2001 decreased $473 to $1,069 from $1,542 for the comparable period in 2000. This reduction in general and administrative expenses resulted primarily from the decrease in corporate office expenses of $191, decrease in corporate office salaries and related taxes and employee health insurance of $158 and a decrease in professional fees of $130.

     The Company's consolidated statement of operations for the nine-months ended September 30, 2000 was restated, with general and administrative expenses increasing by $482. This adjustment and the corresponding increase to capital in excess of par value was made in the fourth quarter of 2000 and is included in the Company's consolidated statements of operations for the year ended December 31, 2000 and consolidated balance sheet as of December 31, 2000 (Note 1, paragraph 3 of Notes to Consolidated Financial Statements).

     Effective June 30, 2001, the Company's President and Chief Executive Officer ("CEO") voluntarily authorized the Company to reduce his annual salary from $450 to $290.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and marketable securities at September 30, 2001 increased $310 to $5,578 compared with $5,268 at December 31, 2000. The Company's working capital increased $243 to $5,346 at September 30, 2001 from $5,103 at December 31, 2000 with current ratios of 12.4 and 9.2 to 1, respectively. Working capital increased due to higher appreciation on the Company's marketable securities partially offset by funding of the Company's expenses for the period.

     The Company had made an investment in Checkers debt and 2,849,003 warrants in 1996. Each warrant represents the right to purchase one share of Checkers common stock at an exercise price of $.75. The Company wrote-off its investment of $1,168 in these warrants in 1998 after a two-year trend of Checkers common stock to trade below $.75. As a result of a 12-1 reverse stock split in 1999, the Company now owns 237,416 warrants at an exercise price of $3.00, after the exercise price was reduced by Checkers. The closing market price of Checkers common stock was $4.98 at September 30, 2001.

     The Company used cash of $890 for operating activities for the nine-months ended September 30, 2001. Cash used to fund the Company's net loss was $937.

     During the nine-months ended September 30, 2001, sales of marketable securities and property and equipment, net of purchases of marketable securities, provided cash of $648. The Company used $241 in cash to purchase shares of its Common Stock directly from its stockholders (Note 4 of Notes to Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)

     Cash and cash equivalents, marketable securities and investment income provide the Company's current liquidity. Management believes that this liquidity is sufficient for the Company to fund its current and near-term operating expenses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    For the nine months ended September 30, 2001, the Company believes there was no material change in the Company's primary financial instruments and related market risk.

Personal Holding Company
------------------------

    Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a "personal holding company". In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their income from "personal holding company" sources, generally defined to be passive income (the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its "undistributed personal holding company income" at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the income requirement in recent years, and therefore is not subject to this additional tax; however, no assurance can be given that the income test will not be satisfied in the future.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

          For information regarding legal matters, see Note 7 of Notes to Consolidated Financial Statements on page 8 of this Form 10-Q and Item 3 "Legal Proceedings" reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Company's Annual Meeting of Stockholders was held on August 2, 2001. The stockholders elected a Board of five directors and ratified the appointment of BDO Seidman, LLP as the Company's independent auditors.

          Results of the voting in connection with each of the matters submitted to the stockholders were as follows:


Board of Directors                             For       Against     Abstain
------------------                          ---------    -------     -------
Terry Christensen                           2,533,651          -      12,974
David Gotterer                              2,533,824          -      12,801
David Malcolm                               2,533,856          -      12,769
Jeffrey Rosenthal                           2,533,651          -      12,974
Burt Sugarman                               2,531,676          -      14,949

Ratify appointment of BDO Seidman, LLP
as Company's Independent auditors           2,534,403     10,090       2,132


Item 5. Other Item
        ----------

     On October 18, 2001, the Company dismissed BDO Seidman, LLP as its auditors. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the Company's auditors' satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with their audit report for the fiscal year ended December 31, 2000 and for the quarters ended March 31, 2001 and June 30, 2001.

     The Company retained Stonefield Josephson, Inc. on October 19, 2001 to act as its independent accountant for the third quarter ended September 30, 2001 and the year ended December 31, 2001.

     The Company filed Form 8-K reporting these events on October 24, 2001.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Reports on Form 8-K

         There were no reports filed on Form 8-K during the third quarter of 2001.

Items 2, 3, and 5 are not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GIANT GROUP, LTD. - Registrant

                                    By: /s/ Pasquale A. Ambrogio
                                        --------------------------
                                        Pasquale A. Ambrogio
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer


                                    Date: November 13, 2001