Form 10-K405
period 2001-12-31
GIANT GROUP LTD
filed 2002-04-01
CIK 41296

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 2001

                               GIANT GROUP, LTD.

                    9440 Santa Monica Boulevard, Suite 407
                        Beverly Hills, California 90210

                 Registrant's telephone number (310) 273-5678

                         Commission File Number 1-4323

               I.R.S. Employer Identification Number 23-0622690

                       State of Incorporation--Delaware

                                                                   Name of Each Exchange
                                                    Title of Class  on Which Registered
                                                    -------------- ---------------------
Securities registered pursuant to 12(b) of the Act:  None                  None

Securities registered pursuant to 12(g) of the Act:  Common Stock          None

   Indicate by X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate by X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   On March 25, 2002, 2,690,854 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock held by nonaffiliates based on the last trade reported on March 21, 2002 was $1,409,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for GIANT GROUP, LTD.'s annual meeting of stockholders to be held on June 5, 2002 are incorporated by reference into Part III of this Form 10-K.

                   Exhibit Index located at page 42 herein.

================================================================================

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          No.
                                                                                                          ----
                                                    PART I

Item 1.              Business............................................................................   3

Item 2.              Properties..........................................................................   7

Item 3.              Legal proceedings...................................................................   7

Item 4.              Submission of matters to a vote of security holders.................................   9

                                                   PART II

Item 5.              Market for Registrant's common equity and related stockholder matters...............  10

Item 6.              Selected financial data.............................................................  10

Item 7.              Management's discussion and analysis of financial condition and results of operations........................................................................  12

Item 7a.             Quantitative and qualitative disclosures about market risk..........................  15

Item 8.              Financial statements and supplementary data.........................................  17

Item 9.              Changes in and disagreements with accountants on accounting and financial disclosure........................................................................  40

                                                   PART III

Item 10, 11, 12, 13. Directors and executive officers of the Registrant; executive compensation; security ownership of certain beneficial owners and management; and certain relationships and related transactions..........................................................  41

                                                   PART IV

Item 14.             Exhibits, financial statement schedules and reports on Form 8-K.....................  42

                          FORWARD-LOOKING STATEMENTS

   This Form 10-K contains forward-looking statements concerning a number of risks and uncertainties involving GIANT GROUP, LTD. (herein referred to as the "Company", "Registrant" or "GIANT"). Forward-looking statements contain Company strategies, plans or intentions and maybe identified by words such as "believes", "expects", "predicts" or "could". Several factors, outside the control of the Company, may cause actual results to differ materially from those discussed in forward-looking statements. These factors include
(1) availability of adequate working capital, (2) changing market values of the Company's investments, (3) outcome of litigation, (4) development and implementation of the Company's business plan and (5) changes in federal or state tax laws. In addition, forward-looking statements are dependent on Company-made assumptions and estimates that may not be correct. The Company believes that forward-looking statements, as part of this Form 10-K, contain strategies, plans or intentions that are reasonable; however, the Company cannot give any assurance that the strategies, plans or intentions will be achieved.

                                    PART I

Item 1. Business.

   The Company is a corporation, organized under the laws of the State of Delaware in 1913. The Company and its wholly owned subsidiary, KCC Delaware Company ("KCC"), invest in operating companies through equity investments. Periscope Sportswear, Inc. ("Periscope"), the Company's former wholly owned subsidiary, designed and marketed an extensive line of high quality, moderate priced, women and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels. Effective September 30, 2000, Periscope's operations were discontinued.

General Development of Business

Tender Offer

   On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its $.01 par value common stock and associated preferred stock purchase rights ("Common Stock") for $.50 per share ("Tender Offer"). The Company intended to deregister its shares under the Securities Exchange Act of 1934, as amended, ("Exchange Act") and become a private company, if the number of stockholders numbered less than 300 after the Tender Offer was completed.

   The expiration date of the Tender Offer, extended twice by the Company, was May 29, 2001. The Company purchased approximately 484,000 shares of Common Stock and remains a public company. The Company incurred one-time costs related to the Tender Offer of approximately $81,000.

Discontinued women and children's apparel operations

  Acquisition of Apparel Operations

   The Company acquired 100% of the outstanding common stock of Periscope on December 11, 1998. Periscope was organized under the laws of the State of Delaware in 1998. Periscope had showrooms in New York and offices and a warehouse in New Jersey. The Company paid approximately $7 million in the Common Stock and advanced approximately $28.5 million in cash to Periscope. The advance was made immediately prior to the effective date of the acquisition and Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. The Company's Board of Directors ("Board") approved the capitalization of this advance in May 1999.

   The Company delivered a pro-rata share of 62,500 shares of Common Stock to former Periscope stockholders in September 1999. The Company was obligated, under the 1998 merger agreement, to deliver up to an additional 225,000 shares of Common Stock to the former Periscope stockholders. The actual amount of shares delivered was based on the level of Periscope pre-tax profits, which exceeded $13 million, for the year ended December 31, 1999. In July 1999, the Board gave the former Periscope stockholders an election to choose between (a) receiving their pro-rata share of 62,500 shares of Common Stock right away and to receive an additional pro-rata share of 62,500 shares if Periscope's pre-tax profits, exceeded $13 million for the twelve months ended June 30, 2000 or (b) to receive their pro-rata share of 225,000 shares based on pre-tax profits for the year ended December 31, 1999. In August 1999, all former Periscope stockholders elected to receive their pro-rata portion of 62,500 shares of Common Stock. The additional pro-rata share of 62,500 shares were not delivered because Periscope did not earn $13 million in pre-tax profits for the twelve months ended June 30, 2000.

  Disposition of the Apparel Operations

   The Board reevaluated its apparel operations during the fourth quarter of 1999 and the period prior to the issuance of the 1999 annual report. The Board determined that the investment in Periscope was not realizable from future operations because of the company's significant losses from operations for the twelve months ended December 31, 1999 and because Periscope would need additional working capital to continue operating. As a result, the Company concluded its investment in Periscope was impaired and wrote-off this asset, including unamortized goodwill of approximately $27 million, for the year ended December 31, 1999.

   In April 2000, the Company entered into a management agreement with Stone Investments Banking, LLC ("SIB"). Ralph Stone of SIB was appointed interim chief executive officer of Periscope. GIANT paid a fee of $40,000 to SIB for services received under the April 2000 agreement. In addition, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a Periscope executive, Periscope's president. The SIB management agreement and Mr. Stone's role of interim chief executive officer ended when Periscope completed its management change.

   In April 2000, the Company's Cash Pledge and Security Agreement ("Cash Pledge") with Century Business Credit Corporation ("Century"), part of Periscope's factoring agreement, was amended. Under the original Cash Pledge, the Company guaranteed $4 million of Periscope's obligations to Century. Under the amended Cash Pledge, the Company's $4 million guarantee was reduced to $2 million and GIANT advanced $3 million in cash to Century.

   From August 1999 to October 31, 2000, Periscope was in default of certain covenants included in its factoring agreement with Century. In addition, the Company effectively lost control of Periscope's operations to Century in August 2000. This loss of control began when Century determined which customer orders would be filled by determining which raw materials would be purchased for the manufacture of clothing and which Periscope expenses would be paid. In September 2000, Periscope began to lay off employees and moved its New Jersey operations to its New York showroom after the company received an eviction threat due to the non-payment of rent. Approximately 900 boxes of accounting records stored in Periscope's facilities were relocated to a public warehouse in New Jersey. Century took possession of the current sales and billing records. On September 25, 2000, the Board approved a plan for the disposition of its apparel operations because of the loss of control of Periscope to its factor and Periscope's continued financial losses.

   On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century. Pursuant to this letter, all of Periscope's receivables, inventory, fixed assets, other assets and accounting books and records were transferred to Century. At the time of the transfer, Periscope was in default under its factoring agreement. Century released the Company from its $2 million guarantee. In addition, Scott Pianin resigned as Periscope's president.

   On October 31, 2000, simultaneously with the completion of the above transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings,

LLC ("Alarmex"). Under the agreement, among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million in royalties from Alarmex. Century will pay GIANT until the Company has recovered its $3 million cash collateral deposit, which was written off in 2000. As of December 31, 2001, the Company has recovered approximately $483,000 of this deposit.

   On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result, the Bankruptcy Trustee took custody of Periscope's accounting records located at the Alarmex office.

  Litigation related to the Apparel Operations

   In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against GIANT and other parties for wrongful termination of their employment with Periscope. GIANT and the other parties did not respond formally to Mr Sirchio's complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Mr. Sands' complaint by denying all of the allegations of Mr. Sands' complaint and asserted that Mr. Sands was not entitled to damages. In addition, the Company filed a counterclaim which asserted, among other things, that Mr. Sands violated his employment agreement, interfered with Periscope's relationship with its customers, suppliers and employees and had grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to bar Mr. Sands from competing in the women's apparel business until the completion of the civil lawsuit. On July 11, 2000, Mr. Sands, GIANT, and the other parties signed a Memorandum of Understanding, which settled their civil lawsuit. On July 14, 2000, a Settlement Agreement, which superseded the Memorandum of Understanding, was signed by all parties involved in the Sands' lawsuit. As part of this Settlement Agreement, among other things, GIANT and the other parties agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands, except for amounts becoming due as part of this Settlement Agreement. As part of the Settlement Agreement, among other things, Mr. Sands (1) dismissed his complaint against GIANT and David Gotterer with prejudice, (2) assigned to Century, for the benefit of Periscope, approximately $1.97 million including interest that he previously provided to Periscope's factor, (3) forgave approximately $2 million owed to him by Periscope, (4) returned approximately 769,000 shares of Common Stock to GIANT, issued to him in connection with the Periscope acquisition, (5) obtained a general release from Mr. Sirchio relating to his wrongful termination lawsuit, (6) may not hire any additional Periscope personnel and may not reveal Periscope confidential business information,
(7) paid approximately $1 million to Periscope, (8) agreed to pay approximately $528,000 related to the amount he owed upon the earlier of the sale of his Challenger 600 airplane or January 14, 2001, (9) furnished a security interest in his Challenger 600 airplane, (10) became liable for approximately $1 million in the event that he defaulted on promise to pay approximately $528,000 and
(11) executed a confession of judgment for approximately $1 million which secured his contingent liability (see (10) above).

   Mr. Sands paid $150,000 related to the $528,000 (see (8) above). In addition, Mr. Sands' Challenger 600 airplane was repossessed by the company that financed the plane ("senior creditor"). A request was made to the senior creditor for payment of the unpaid balance of the $528,000. In December 2000, the airplane was sold, through auction, by the senior creditor; however, after the senior creditor was paid, no additional proceeds remained. On February 22, 2001, a judgment was entered against Mr. Sands for approximately $1 million. On May 18, 2001, the $1 million dollar judgment was settled for approximately $378,000. Mr. Sands made a lump sum payment of $140,000 in June 2001 towards the $378,000 settlement. The remaining balance of the settlement is payable in 10 equal quarterly installments, including 9% interest per annum based on a 21/2 year amortization schedule. Interest accrues from May 22, 2000. Mr. Sands made the first two installments due in 2001.

   On October 6, 2000, GIANT commenced an action in the United States District Court for the Southern District of New York against Mr. Sands, Arthur Andersen, LLP ("Arthur Andersen") and other parties.

Restaurant operations

   The Company is involved in the double drive-thru hamburger restaurant business through its equity investment in Checkers Drive-In Restaurants ("Checkers"). At December 31, 2001, the Company's investment consisted of approximately 757,000 shares of Checkers common stock, approximately 7% of the total outstanding common shares. In addition, the Company has approximately 237,000 warrants to purchase Checkers common stock at an exercise price of $3.00. The warrants will expire on November 22, 2002.

   In August 1999, Checkers and Rally's Hamburgers, Inc. ("Rally's") merged. Rally's is also a double drive-thru restaurant chain. The Company's investment in Rally's began in 1987. GIANT's President and Chief Executive Officer served as Rally's chairman of the board, president and chief executive officer and as a board member during part of the 1990's. Through December 1997, the Company had accounted for its investment in Rally's under the equity method of accounting. From December 1997 until the merger, the Company accounted for its investment in Rally's as a marketable security.

   Checkers is the largest double drive-thru restaurant chain in the United States. The company develops, produces, owns, operates and franchises quick service "double drive-thru" restaurants under two brand names "Checkers" and "Rally's". The restaurants are designed to provide fast and efficient automobile-oriented service and appeal to customers of all ages. Customers can also enjoy a 1950's flashback with walk-up ordering and outdoor dining in the outside picnic area at most locations. At December 31, 2001, the company and its franchisees own 417 Checkers operating primarily in the Southeastern United States and 404 Rally's operating primarily in the Midwestern United States.

   Checkers is a Delaware company and is headquartered in Tampa, Florida. Checkers common stock is traded on the Nasdaq under the symbol "CHKR".

Audit Report

   GIANT's prior year accountant, BDO Seidman, Inc. ("BDO"), issued an audit report dated February 13, 2001 on the Registrant's Consolidated Financial Statements for the three years ended December 31, 2000. This report included an unqualified opinion on the Company's Consolidated Balance Sheet as of December 31, 2000. BDO could not express an opinion on the Company's Consolidated Balance Sheet as of December 31, 1999 and the Consolidated Statement of Operations, Cash Flows and Changes in Stockholders Equity for the three years ended December 31,2000 primarily due to the following:

  . Periscope's operations constituted the significant portion of the Company's operation during 1998, 1999, 2000;

  . Periscope's accounting records were located in at least four different locations in two different states and were not properly indexed;

  . Most of the key documents necessary to complete an audit were not within the Company's control;

  . The Company learned that while under the control of Mr. Sands, some of his associates destroyed documents while employed at Periscope. Most of the key financial personnel left the company after Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code. Substantiation of the records, if they were accessible, would not be able to be completed and therefore, the majority of the auditor's questions could not be answered;

  . Arthur Andersen, the Company's 1999 accountant, declined the Company's request to give its consent for the Company to include their audit report for the two years ended December 31, 1999 in any Company public filings or allow BDO to review Arthur Andersen's prior year working papers. The Company believes Andersen declined this request because of the present litigation between Arthur Andersen and the Company.

   Because of the above reasons, the Company's current accountant, Stonefield Josephson, Inc., will not express an opinion on the Company's Consolidated Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000.

Employees

   At December 31, 2001, the Company employed 5 persons on a full-time basis. The Company considers its relations with its employees to be good.

Executive Officers

   Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an executive officer of the Company.

   Burt Sugarman, 63, Chairman of the Board, President and Chief Executive Officer ("CEO"). Mr. Sugarman has been Chairman of the Board of the Company since 1983, and President and Chief Executive Officer since May 1985.

   Pasquale A. Ambrogio, 49, Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Ambrogio joined the Company in June 1995. He served as Controller for approximately five years. He was appointed to his present position with the Company in May 2000.

Item 2. Properties.

   The Company's corporate office is in Beverly Hills, CA. The office consists of approximately 1,700 square feet of useable office and storage space and is suitable for the Company's needs. Annual base rent is approximately $59,000. The lease term for this office is 60 months, beginning in April 2000 and ending in March 2005. The lease contains one, five-year renewal option.

Item 3. Legal Proceedings.

  Mittman, et al. v. Rally's Hamburgers, Inc., et al. (Civ. No.C-94-0039-L(CS))

   In March 1994, this consolidated, class action lawsuit was filed in the United States Western District Court of Kentucky ("Court"), alleging primarily certain violations of the Exchange Act, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock. Plaintiffs seek an unspecified amount of damages, including punitive damages. The defendants are Rally's, certain Rally's officers, directors and shareholders, a former Rally's officer and Rally's auditors. This lawsuit was the result of the consolidation of Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., GIANT GROUP, LTD., Wayne
M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co., and Edward L. Davidson and Rick Sweeney v. Rally's Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co. These lawsuits were both filed in the United States Western District Court of Kentucky in 1994. Mittman, et al. v. Rally's primarily alleges the same violations of the Exchange Act as the two lawsuits that were consolidated.

   In April 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. In April 1995, the Court denied these motions. In addition, the Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Exchange Act, but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture. The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. Finally, the Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties. Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the Court granted plaintiffs' motion, certifying a class from July 20, 1992 to September 29, 1993.

   In October 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's association with Christensen Miller. The Court denied the motion and refused to disqualify Christensen Miller.

   Fact discovery was completed in the summer of 1999. Expert discovery was completed in early Spring 2000.

   On August 18, 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law. On January 25, 2001, plaintiffs filed oppositions to the defendant's motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. The motions are presently pending before the Court.

   The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted. The last conference was mediated by Judge Irving in January 2000.

   The Court has not set a trial date. Generally, the Court will not schedule a trial date until it has ruled on pending summary judgment motions.

   The Company denies all wrongdoing and intends to continue to vigorously defend itself in this lawsuit. The Company is unable to predict the outcome of this lawsuit.

  GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen, LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP; and Harriett Greenberg

   On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Mr. Sands; Arthur Andersen; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. ("L.H. Friend"); Greg Presson; Friedman, Alpren & Green, LLP ("Friedman") and Harriett Greenberg ("Second Action"). This suit was filed as a result of the dismissal of an action first commenced by the Company in October, 2000, in the United States District Court for the Southern District of New York, entitled GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen, LLP; L.H. Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green, LLP ("First Action"). In this First Action, the Company sought redress for injuries arising out of its acquisition of Periscope against the former principal of Periscope, Glenn Sands, the former auditors of Periscope, Friedman and Arthur Andersen, the latter of which also served previously as independent auditor for the Company, and the investment banking firm involved in the transaction, L.H. Friend. The Company's complaint variously alleged claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice. Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The First Action was dismissed by the federal court on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claims. The Second Action's complaint primarily alleges the same claims as the First Action. All defendants have moved again to dismiss the Second Action. These motions have been fully briefed and argued and the Company is awaiting the Court's decision. There have been no counterclaims asserted against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock trades on the OTC Bulletin Board under symbol "GPOL". The high and low sale and bid prices for the Common Stock during 2001 and 2000 are set forth in the table presented. For 2001, the table shows the high and low bid prices reflecting inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. For 2000, the table shows the high and low sales prices through April 25, 2000, the date the Common Stock was suspended on the New York Stock Exchange ("NYSE"). From April 26, 2000 through December 31, 2000, the table shows the high and low bid prices reflecting inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. There is no market currently for the Company's Common Stock.

   The Company did not pay cash dividends on its Common Stock in the past two fiscal years. The Company expects that any future earnings will be retained in its business, and does not expect to pay cash dividends on its Common Stock for the foreseeable future. On March 20, 2001, approximate number of record holders of Common Stock was 1,500, confirmed by the Company's transfer agent.

   In April 2000, the NYSE notified the Company that trading of its Common Stock would be suspended on April 25, 2000. This resulted from the Company's inability to follow a business plan previously submitted to the Listings and Compliance Committee of NYSE that demonstrated that the Company could comply with NYSE's continued listing standards within 18 months of submitting the plan. The Company submitted the plan because it had been notified by the NYSE in September 1999 that it did not meet the continued listing standards requiring total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million.

                              Sale Prices of Common Stock
                              ---------------------------
                                  2001          2000
                              ------------- -------------
                      Quarter  High   Low    High   Low
                      ------- -----  -----  -----  -----
                      First.. $0.22  $0.16  $2.63  $1.88
                      Second. 0.57   0.14   0.60   0.41
                      Third.. 0.75   0.51   0.41   0.38
                      Fourth. 0.59   0.45   0.25   0.14

Item 6. Selected Financial Data.

   The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 2001. The data is derived from the Company's audited consolidated financial statements for 1997,1998 and 2001. The data is also derived from the Company's unaudited consolidated financial statements for 1999 and 2000, except the consolidated 2000 Balance Sheet which is audited The Company's consolidated results of operations have been restated to present the Company's Co-ownership program as discontinued for 1997 and the apparel operations as discontinued for 1999 and 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Company's 2001 Form 10-K.

                                                                     Year Ended December 31,
                                                   ----------------------------------------------------------
                                                      1997        1998        1999        2000        2001
                                                   ----------  ----------  ----------  ----------  ----------
                                                        (Dollars in thousands, except per share amounts)
Income Statement Data:
   General and administrative expenses............ $   (4,458) $   (3,543) $   (3,571) $   (1,852) $   (1,245)
   Tender Offer...................................         --          --          --          --         (81)
   Merger and related legal expenses..............         --        (165)         --          --          --
   Depreciation(1)................................       (523)       (277)     (1,036)        (33)        (33)
   Investment and other income....................      2,006       3,000         928         114         685
   Interest expense...............................       (153)         (2)        (36)         --          --
   Gain (loss) on the sale of investments.........        (84)       (752)        426         115         162
   Gain on sale of property & equipment...........         --       2,855         239          --          --
   Loss on investment in affiliate................         --      (1,168)     (2,981)         --          --
   Equity in loss in affiliate....................       (623)         --          --          --          --
                                                   ----------  ----------  ----------  ----------  ----------
   Loss from continuing operations before
     income tax benefit...........................     (3,835)        (52)     (6,031)     (1,656)       (512)
   Income tax benefit.............................      4,170       1,466         307         608          --
                                                   ----------  ----------  ----------  ----------  ----------
   Income (loss) from continuing operations.......        335       1,414      (5,724)     (1,048)       (512)

Discontinued operations:
   Loss from Co-Ownership Program, net of
     income tax effect............................     (4,953)                     --          --          --
   Loss from disposition of Co-Ownership
     Program, net of income tax effect............         --        (219)         --          --          --
   Loss from apparel operations, net of income
     tax effect...................................         --        (702)    (40,540)     (3,798)         --
   Gain on disposition of apparel operations, net
     of income tax effect.........................         --          --          --       6,208          --
                                                   ----------  ----------  ----------  ----------  ----------
       Net income (loss).......................... $   (4,618) $      493  $  (46,264) $    1,362  $     (512)
                                                   ==========  ==========  ==========  ==========  ==========
Basic earnings per common share:
   Income (loss) before continuing operations..... $     0.10  $     0.44  $    (1.45) $    (0.29) $    (0.18)
   Net income (loss)..............................      (1.42)       0.15      (11.71)       0.37       (0.18)

Diluted earnings per common share:
   Income (loss) from continuing operations....... $     0.10  $     0.44  $    (1.45) $    (0.29) $    (0.18)
   Net income (loss)..............................      (1.42)       0.15      (11.71)       0.37       (0.18)

Weighted average shares outstanding:
   Basic earnings per common share................  3,260,000   3,184,000   3,951,000   3,651,000   2,881,000
   Diluted earnings per common share..............  3,260,000   3,185,000   3,951,000   3,651,000   2,881,000

Balance sheet data as of December 31:
   Assets held for sale........................... $   24,362  $       --  $       --  $       --  $       --
       Total assets...............................     53,876      16,795      11,256       5,862       6,942
       Total stockholders' equity.................     48,498      15,109       4,120       5,230       6,654

--------
(1) Includes $863 of fixed assets, predominantly leasehold improvements, written-off in 1999 due to GIANT's move into a smaller corporate office.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share and per share amounts)

Results of Operations for 2001 Versus 2000

  Costs and expenses

   Costs and expenses for the twelve months ended December 3l, 2001 ("current year" or "2001") decreased $526 to $1,359 from $1,885 for the twelve months ended December 3l, 2000 ("prior year" or "2000"). During 2001, GIANT's management continued their cost cutting efforts. As a result, general and administrative expenses in the current year decreased $607 to $1,245 from $1,852 in the prior year. This decrease in general and administrative expenses resulted primarily from lower officer and staff salaries, related payroll taxes and employee health insurance of $212 ("payroll"), lower office expenses of $177, lower professional fees of $175 and lower insurance premiums of $43. The decrease in payroll resulted primarily from the Company's decision not to add an additional employee after the prior CFO passed away in May 2000. In addition, the CEO voluntary authorized the Company to decrease his annual salary to $290 from $450, effective June 30, 2001. The decrease in office expenses resulted primarily from lower travel of $59, primarily due to Periscope's operations being discontinued in 2000 and lower rent of $56 due to GIANT's move into a smaller corporate office in 2000. The decrease in insurance premiums resulted primarily from the decrease in Directors and Officers liability coverage, which resulted in a lower premium of $37. The decrease in costs and expenses was partly offset by the Company's one-time Tender Offer expenses of $81.

   Other income increased $618 to income of $847 for 2001 compared to income of $229 in 2000. In 2001, the Company recorded income of $194 related to payments from Mr. Sands. In addition, the Company recovered $483 of the $3,000 cash collateral deposit paid to Century in 2000. The Company wrote off this asset in 2000. In 2001, investment income decreased $107 to $7 compared to $114 in 2000. This decrease resulted primarily from unrealized losses on trading securities and the liquidation of interest paying securities to provide cash to fund operating expenses in 2001.

Results of Operations for 2000 Versus 1999

   Costs and expenses for the twelve months ended December 3l, 2000 ("current year" or "2000") decreased $2,722 to $1,885 from $4,607 for the twelve months ended December 3l, 1999 ("prior year" or "1999"). At the beginning of 2000, GIANT's management began a review of the Company's operations in an effort to cut costs. As a result, general and administrative expenses decreased by $1,719 to $1,852 in 2000 from $3,571 in 1999. The CEO voluntarily authorized the Company in January 2000 to decrease his annual salary to $450, which resulted in a cost savings of $550. The CEO also voluntarily authorized the Company to retroactively cancel the severance pay due to him, which had been accrued by the Company in 1999. Therefore, in 2000, no additional severance expense was accrued and the Company reversed the 1999 accrual of $482 by increasing capital in excess of par value. In addition, rent expense decreased $183 due to GIANT's move into a smaller corporate office in 2000, lower professional services decreased $151, travel decreased $43 primarily due to Periscope's operations being discontinued in 2000, and franchise taxes, based on assets and equity, decreased approximately $41. The decrease in assets and equity resulted primarily from the write-off of the Company's investment in Periscope in 1999. Depreciation for the current year decreased $1,003 to $33 in 2000 compared to $1,036 in 1999 primarily due to the write-off of leasehold improvements in 1999 related to Company's prior office. This office was subleased to a third party effective March 2000. The Company incurs no additional expense due to this sublease.

   Other income for 2000 increased $1,653 to income of $229 in 2000 from expense of $1,424 in 1999. The expense in 1999 resulted primarily from a non-cash loss of $2,981 on the Company's investments in the equity securities of two affiliated companies, due to the decline in the market prices of the entities' stock and the continued losses experienced by both companies. This non-cash loss was partly offset by a gain on the sale of land of $268, offset by a loss on the sale of office equipment of $29 in 1999. In 2000, investment income decreased $814 to $114 compared to $928 in 1999. This decrease resulted from lower income from investments in debt securities and interest bearing securities of approximately $762. This resulted from the March 1999 exchange of Checkers 13% restructured debt for approximately 998,000 shares of SBRG common stock. The Company also sold other interest bearing securities to provide cash to fund operating expenses. In addition, gains on the sale of marketable securities decreased $311 to $115 in 2000 compared to $426 in 1999.

   In 2000, loss from discontinued operations of $3,798, net income tax benefit of $2,230, reflected Periscope's results of operations for the nine-months ended September 30, 2000. Pre-tax income on disposition of discontinued operations of $6,208, net of income tax expense of $2,230, included income of approximately $14,330 related to the Company's reversal of Periscope's liabilities outstanding prior to bankruptcy filing, expense of $3,430 related to Periscope's delivering peaceful possession of its assets to Century, the write-off of the Company's $3,000 cash collateral deposit with Century and income of $538 related to the return of approximately 769,000 shares of GIANT common stock issued to Mr. Sands.

Unaudited Quarterly Financial Data

   The Company's unaudited results of operations for 2000 have been restated to reflect Periscope as a discontinued operation and to restate the quarterly data for the following two transactions.

   The Company's Consolidated Statement of Operations for the first quarter ended March 31, 2000 was restated, increasing general and administrative expenses by $482 and increasing capital in excess of par value by $482. In the first quarter of 2000, the CEO voluntarily authorized the Company to retroactively cancel severance pay due to him. The Company had originally recorded the effect of this transaction as a decrease in general and administrative expenses and the related liability of $482, as this expense had been previously accrued by the Company.

   The Company's Consolidated Statement of Operations for the third quarter ended September 30, 2000 was restated, increasing other income by $538. In the third quarter of 2000, Mr. Sands returned shares originally issued to him by the Company in connection with GIANT's acquisition of Periscope. The shares were returned as part of a July 2000 settlement between Mr. Sands and the Company. The Company had originally recorded the effect of this transaction as an increase in treasury stock and capital in excess of par value of $538.

   The unaudited quarterly consolidated financial statements for 2000 is on the next page.

                                                                           Quarter Ended
                                                          -----------------------------------------------
                                                           March 31    June 30    September 30 December 31
                                                          ----------  ----------  ------------ -----------
2000 (Unaudited)
Total costs and expenses................................. $     (590) $     (555)  $      117  $     (857)
Total other income (expense).............................         41          69          130         (11)
                                                          ----------  ----------   ----------  ----------
Loss from continuing operations before income tax
  benefit................................................       (549)       (486)         247        (868)
Income tax benefit.......................................                                             608
                                                          ----------  ----------   ----------  ----------
Loss from continuing operations..........................       (549)       (486)         247        (260)
Income (loss) from discontinued operations, net of
  income tax effect......................................        135      (5,878)        (317)      2,262
Income (loss) on disposition of discontinued operations,
  net of income tax effect...............................                                (687)      6,895
                                                          ----------  ----------   ----------  ----------
Net income (loss) as reported in Form 10K................       (414)     (6,364)        (757)      8,897
                                                          ----------  ----------   ----------  ----------
Form 10-Q Adjustments (loss):
   CEO voluntary termination of deferred salary
     previously recorded as decrease in expense..........        482          --           --          --
   Former Periscope officer return of Company's shares
     issued in connection with acquisition previously
     recorded as increase to capital in excess par value.         --          --         (538)         --
                                                          ----------  ----------   ----------  ----------
       Net income (loss) as previously reported.......... $       68  $   (6,364)  $   (1,295) $    8,897
                                                          ==========  ==========   ==========  ==========
As reported in Form 10-K:
   Basic earnings (loss) per common share................ $    (0.10) $    (1.59)  $    (0.22) $     2.60
                                                          ==========  ==========   ==========  ==========
   Diluted earnings (loss) per common share(1)........... $    (0.10) $    (1.59)  $    (0.22) $     2.60
                                                          ==========  ==========   ==========  ==========
As previously reported:
   Basic earnings (loss) per common share................ $     0.02  $    (1.59)  $    (0.38) $     2.60
                                                          ==========  ==========   ==========  ==========
   Diluted earnings (loss) per common share(1)........... $     0.02  $    (1.59)  $    (0.38) $     2.60
                                                          ==========  ==========   ==========  ==========
Weighted average shares--basic...........................  3,990,000   3,990,000    3,430,000   3,416,000
                                                          ==========  ==========   ==========  ==========
Weighted average shares--diluted(1)......................  3,990,000   3,990,000    3,430,000   3,416,000
                                                          ==========  ==========   ==========  ==========

--------
(1) Does not include the effect of including Company stock options in the calculation as the effect would be anti-dilutive.

Liquidity and Capital Resources

   At December 31, 2001 and 2000, the Company had working capital of $6,573 and $5,113 with current ratios of 23.8 and 9.2 to 1, respectively. The Company's liquidity, consisting of cash, marketable securities and receivables increased by $1,214 to $6,683 at December 31, 2001 from $5,469 at December 31, 2000. The market appreciation in the Company's investment in Checkers common stock increased approximately $1,848 due to the increase in the stock's closing market price of $2.44 to $6.13 at December 31, 2001 from $3.69 at December 31, 2000. The Company's cash reflected a net decrease of $571 primarily for the funding of operating expenses in 2001.

   At December 31, 2001 and 2000, the Company's investment in Checkers warrants were not reflected on the Company's Consolidated Balance Sheet. This asset has a net realizable value of $743 and $163 at December 31, 2001 and 2000. The warrants will expire on November 22, 2002. The Company had previously written-off its investment in these warrants in 1998 after a two-year trend of Checkers common stock to trade below the warrant exercise price. The Company does not account for this investment as a marketable security. In addition, the Company records income from Mr. Sands only when the Company has received cash. This decision was based on the Company's past history with Mr. Sands.

   The Company's current liquidity is provided by cash, investment and other income and the proceeds from the sale of investments. There can be no assurances that the Company's liquidity will remain sufficient to continue operations indefinitely; however, management believes that the current liquidity is sufficient for the Company's near-term operation.

  Inflation

   Inflation has not had a material effect on the Company's revenues and expenses from operations in the last three years and is not expected to have a material effect on the Company's business.

  Personal Holding Company

   Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their taxable income from personal holding company sources, generally defined to be passive income (the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company taxable income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the taxable income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the taxable income test will not be satisfied in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

  Sensitivity Analysis

   The following analyses present the sensitivity of the market value, earnings and cash flows of financial instruments to hypothetical changes in interest rates and market prices as if these changes occurred at December 31, 2001. The ranges of changes that are chosen for these analyses reflect a view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact business as a result of these changed rates and market prices. Actual results could differ materially from those projected in these forward-looking statements.

   The Company's cash is invested in money market funds. A hypothetical change in the weighted average interest rate of 10% would result in an immaterial decrease in interest income having little or no adverse effect on the Company's liquidity requirements.

   At December 31, 2001, the carrying value of the Company's investment in marketable equity securities available for sale is recorded at $5,225, including a net unrealized holding gain of $2,012. The estimated potential decrease in fair value resulting from a hypothetical 10% reduction in prices quoted by the stock exchanges is $523, approximately 8% of the Company's current assets.

   At December 31, 2001, the carrying value of the Company's investment in debt securities classified as trading securities is recorded at $118, net of losses of $113 included in investment income. Generally, the fair market value of an investment in fixed interest rate corporate bonds will decrease as interest rates rise and increase as interest rates fall. The estimated potential decrease in fair value resulting from a hypothetical 10% reduction in the carrying value of bonds due to the changes in interest rates and other factors is $12, approximately .2% of the Company's current assets. During the first quarter of 2002, the Company sold this investment and received cash, including accrued interest of $104 and recognized a loss of approximately $18.

Item 8. Financial Statements and Supplementary Data.

                               GIANT GROUP, LTD.

                     CONSOLIDATED STATEMENT OF OPERATIONS
  for the years ended December 31, 1999, 2000 (unaudited) and 2001 (audited)
               (Dollars in thousands, except per share amounts)

                                                                              1999        2000        2001
                                                                           ----------  ----------  ----------
Costs and expenses:
   General and administrative............................................. $    3,571  $    1,852  $    1,245
   Tender Offer (Note 3)..................................................         --          --          81
   Depreciation (Notes 2 and 8)...........................................      1,036          33          33
                                                                           ----------  ----------  ----------
                                                                                4,607       1,885       1,359
                                                                           ----------  ----------  ----------
Income (loss):
   Investment income......................................................        928         114           7
   Interest expense.......................................................        (36)         --          --
   Gain on sale of marketable securities..................................        426         115         162
   Gain on sale of property and equipment (Note 8)........................        239          --          --
   Other income (Note 4)..................................................         --          --         678
   Loss on investment in affiliates (Note 7)..............................     (2,981)         --          --
                                                                           ----------  ----------  ----------
                                                                               (1,424)        229         847
                                                                           ----------  ----------  ----------
Loss from continuing operations before income tax benefit.................     (6,031)     (1,656)       (512)
Income tax benefit (Note 9)...............................................        307         608          --
                                                                           ----------  ----------  ----------
Loss from continuing operations...........................................     (5,724)     (1,048)       (512)
Discontinued operations (Note 4):
   Loss from apparel operations, net of income tax (expense) benefit of
     $(2,849), $2,230 and $0..............................................    (40,540)     (3,798)         --
   Gain from disposition of apparel operations, net of income tax expense
     of $0, $2,230 and $0.................................................         --       6,208          --
                                                                           ----------  ----------  ----------
          Net income (loss)............................................... $  (46,264) $    1,362  $     (512)
                                                                           ==========  ==========  ==========
Basic and diluted earnings (loss) per common share:
   Loss from continuing operations........................................ $    (1.45) $    (0.29) $    (0.18)
   Discontinued operations:
       Loss from apparel operations.......................................     (10.26)      (1.04)         --
       Gain on disposition of apparel operations..........................         --        1.70          --
                                                                           ----------  ----------  ----------
          Net income (loss)............................................... $   (11.71) $     0.37  $    (0.18)
                                                                           ==========  ==========  ==========
Weighted average shares--basic............................................  3,951,000   3,651,000   2,881,000
                                                                           ==========  ==========  ==========
Weighted average shares--diluted..........................................  3,951,000   3,651,000   2,881,000
                                                                           ==========  ==========  ==========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               GIANT GROUP, LTD.

                          CONSOLIDATED BALANCE SHEET
                                   (Audited)
               (Dollars in thousands, except per share amounts)

                                                                                 December 31, December 31,
                                                                                     2000         2001
                                                                                 ------------ ------------
                                    ASSETS
                                    ------

Current assets:
   Cash and cash equivalents (Note 2)...........................................   $  1,428     $    857
   Marketable securities (Note 6)...............................................      3,840        5,343
   Income tax and other receivables, net (Notes 4 and 9)........................        201          483
   Prepaid expenses and other assets............................................        269          178
                                                                                   --------     --------
       Total current assets.....................................................      5,738        6,861
Property and equipment, net (Notes 1 and 8).....................................        124           81
                                                                                   --------     --------
       Total assets.............................................................   $  5,862     $  6,942
                                                                                   ========     ========

                                  LIABILITIES
                                  -----------

Current liabilities:
   Accounts payable.............................................................        162           74
   Accrued expenses.............................................................        448          214
   Income taxes payable (Note 9)................................................         15           --
                                                                                   --------     --------
       Total current liabilities................................................        625          288
Long-term deferred income taxes (Note 9)........................................          7           --
                                                                                   --------     --------
       Total liabilities........................................................        632          288
                                                                                   --------     --------

Commitments and contingencies (Notes 10 and 18)

Stockholders' equity (Notes 3, 11, 12, 13, 14, 15 and 16)
   Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued....         --           --
   Class A common stock, $.01 par value; authorized 5,000,000 shares, none
     issued.....................................................................         --           --
   Common stock, $.01 par value; authorized 12,500,000 shares, 7,266,000 (2000)
     and 6,782,000 shares issued (2001).........................................         73           68
   Capital in excess of par value...............................................     35,490       35,255
   Accumulated other comprehensive income (loss)--unrealized gains (losses) on
     securities available for sale, net.........................................       (160)       2,012
   Accumulated deficit..........................................................     (1,319)      (1,831)
                                                                                   --------     --------
                                                                                     34,084       35,504
Less 4,111,000 (2000) and 4,091,000 (2001) shares of Common Stock in treasury,
  at cost.......................................................................    (28,854)     (28,850)
                                                                                   --------     --------
       Total stockholders' equity...............................................      5,230        6,654
                                                                                   --------     --------
       Total liabilities and stockholders' equity...............................   $  5,862     $  6,942
                                                                                   ========     ========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               GIANT GROUP, LTD.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
  for the years ended December 31, 1999, 2000 ( unaudited) and 2001 (audited)
               (Dollars in thousands, except per share amounts)

                                                                                    1999     2000     2001
                                                                                  --------  -------  -------
Operating Activities:
    Net income (loss)............................................................ $(46,264) $ 1,362  $  (512)
    Adjustments to reconcile net income (loss) to net cash used by operations:
       Loss from discontinued operations.........................................   40,540    3,798       --
       Gain on disposal of discontinued operations...............................       --   (6,208)      --
       Depreciation and amortization.............................................    1,036       33       33
       Accretion of discounts on investments.....................................     (340)      --       --
       Gain on the sale of marketable securities.................................     (426)    (115)    (162)
       Gain on investment in sale of property and equipment......................     (239)      --       --
       Loss on investment in affiliate...........................................    2,981       --       --
       Benefit for deferred taxes................................................     (307)      --       --
Changes in assets and liabilities:
    (Increase) decrease in receivables, prepaid expenses and other...............     (912)   3,618     (162)
    Increase (decrease) in accounts payable and accrued expenses.................      336     (231)    (322)
    (Decrease) increase in income tax payable....................................     (430)    (398)     (15)
                                                                                  --------  -------  -------
          Net cash provided (used) by continuing operations......................   (4,025)   1,859   (1,140)
          Net cash provided (used) by discontinued operations....................    2,272   (2,893)      --
                                                                                  --------  -------  -------
          Net cash used by operations............................................   (1,753)  (1,034)  (1,140)
                                                                                  --------  -------  -------
Investing Activities:
    Sales of marketable securities...............................................    4,808    6,997    2,209
    Purchases of marketable securities...........................................   (5,129)  (2,011)  (1,409)
    Purchases of property and equipment..........................................       --     (117)      --
    Net proceeds from sale of assets.............................................      284       --       10
                                                                                  --------  -------  -------
          Net cash (used) provided by continuing investing activities............      (37)   4,869      810
                                                                                  --------  -------  -------
    Collateral deposit...........................................................       --   (3,000)      --
    Purchases of property and equipment..........................................     (302)    (305)      --
                                                                                  --------  -------  -------
          Net cash used by discontinued investing activities.....................     (302)  (3,305)      --
                                                                                  --------  -------  -------
          Net cash (used) provided by continuing investing activities............     (339)   1,564      810
                                                                                  --------  -------  -------
Financing Activities:
    Proceeds from short-term borrowings..........................................    1,662       --       --
    Repayment of short-term borrowings...........................................   (1,662)      --       --
    Tender Offer.................................................................       --       --     (241)
    Purchase of treasury stock...................................................       --      (14)      --
                                                                                  --------  -------  -------
          Net cash used by continuing financing activities.......................       --      (14)    (241)
                                                                                  --------  -------  -------
    Proceeds from note-receivable--related party.................................     (589)      --       --
    Payment of capital lease obligations.........................................      (59)     (43)      --
                                                                                  --------  -------  -------
          Net cash used by discontinued financing activities.....................     (648)     (43)      --
                                                                                  --------  -------  -------
          Net cash used by financing activities..................................     (648)     (57)    (241)
                                                                                  --------  -------  -------
(Decrease) increase in cash and cash equivalents.................................   (2,740)     473     (571)
Cash and cash equivalents
    Beginning of period..........................................................    3,695      955    1,428
                                                                                  --------  -------  -------
    End of period................................................................ $    955  $ 1,428  $   857
                                                                                  ========  =======  =======

   For supplementary information, see note 17 of Notes, which are an integral part of these Consolidated Financial Statements.

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                               GIANT GROUP, LTD.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the years ended December 31, 1999, 2000 (unaudited) and 2001 (audited)
                            (Dollars in thousands)

                                                                           Accumulated
                                           Capital In  Common   Retained      Other         Total
                                    Common Excess of  Stock in  Earnings  Comprehensive Comprehensive
                                    Stock  Par Value  Treasury  (Deficit) Income (Loss) Income (Loss)
                                    ------ ---------- --------  --------- ------------- -------------
Balance as of December 31, 1998....  $73    $35,196   $(28,841) $ 43,583     $ (190)      $ (3,882)
                                                                                          ========
Treasury stock issued to former
  stockholders of business acquired            (188)       539
Net loss for 1999..................                              (46,264)                 $(46,264)
Unrealized gains on marketable
  securities, net..................                                             212            212
                                     ---    -------   --------  --------     ------       --------
Balance as of December 31, 1999....   73     35,008    (28,302)   (2,681)        22       $(46,052)
                                                                                          ========
Voluntary cancellation of Chief
  Executives Officer's deferred
  salary...........................             482
Treasury stock returned by former
  stockholder of business acquired.                       (538)
Purchase of treasury stock.........                        (14)
Net income for 2000................                                1,362                  $  1,362
Unrealized losses on marketable
  securities, net..................                                            (182)          (182)
                                     ---    -------   --------  --------     ------       --------
Balance as of December 31, 2000....   73     35,490    (28,854)   (1,319)      (160)      $  1,180
                                                                                          ========
Bonus of 20,000 shares of Common
  Stock given to CFO...............               1          4
Shares purchased--Tender Offer.....   (5)      (236)
Net loss for 2001..................                                 (512)                     (512)
Unrealized gains on marketable
  securities, net..................                                           2,172          2,172
                                     ---    -------   --------  --------     ------       --------
Balance as of December 31, 2001....  $68    $35,255   $(28,850) $ (1,831)    $2,012       $  1,660
                                     ===    =======   ========  ========     ======       ========


  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               GIANT GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


1.  Nature of Operations

   The Company is a corporation, organized under the laws of the State of Delaware in 1913. The Company and its wholly owned subsidiary, KCC Delaware Company ("KCC"), invest in operating companies through equity investments. Periscope Sportswear, Inc. ("Periscope"), the Company's former wholly owned subsidiary, designed and marketed an extensive line of high quality, moderate priced, women and children's clothing to mass merchandisers and major retailers, primarily for sale under private labels. Effective September 30, 2000, Periscope's operations were discontinued.

2.  Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of GIANT and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents

   For purposes of the Consolidated Statement of Cash Flows, short-term investments purchased with an original maturity date of three months or less are considered to be cash equivalents. Cash equivalents are recorded at market value and consist of short-term U.S. government obligations.

  Total Comprehensive Income

   The Company reports net income and loss and the change in unrealized gains and losses on the Company's marketable securities available-for-sale, in total comprehensive income.

  Marketable Securities

   Investments in equity securities are classified as available-for-sale and are recorded at market value.

   Investments in corporate bonds are classified as trading securities and are recorded at market value. Unrealized gains and losses on trading securities are included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income.

   The cost of securities sold is based on the specific identification method.

  Fair Value of Financial Instruments

   The Company's financial instruments include cash and cash equivalents, marketable securities, receivables and payables. The Company believes carrying value approximates the fair value of its financial instruments, due to their short maturities.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


  Depreciation and Amortization

   Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease. Maintenance and repairs are charged against results of operations as incurred.

   The estimated useful life of the Company's computer equipment and related software is 5 years. The estimated useful life of the Company's furniture and equipment is 7 years.

  Concentration of Risk

   The Company places its temporary cash and cash investments with a high quality financial institution. Management monitors the financial creditworthiness of this financial institution.

   At December 31, 2000 and 2001, approximately 49% and 68% of the Company's current assets are invested in Checkers Drive-In Restaurants ("Checkers") common stock.

  Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. The reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements are affected by management's estimates and assumptions. In addition, reported amounts of revenues and expenses during the reporting period are also affected. Actual results reported could differ from results based on estimates and assumptions. In management's opinion, estimates and assumptions used by the Company are reasonable and result in the fair presentation of GIANT's Consolidated Financial Statements.

  2001 Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the reclassification of the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Since the Company did not initiate any business combinations from July 1, 2001 to December 31, 2001, the adoption of FASB 141 did not affect the Company's Consolidated Financial Statements.

   SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires the identification of reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

SFAS 142. The provisions of SFAS 142 are required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the completion of a transitional goodwill impairment test six months from the date of adoption. In addition, it requires a reassessment of the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), which supersedes SFAS 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion No. 30). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

   Management believes that the implementation of SFAS 142, 143 and 144 will not have a material effect on the Company's Consolidated Financial Statements.

  Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.

3.  Tender Offer

   On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its $.01 par value common stock and associated preferred stock purchase rights ("Common Stock") for $.50 per share ("Tender Offer"). The Company intended to deregister its shares under the Securities Exchange Act of 1934, as amended, ("Exchange Act") and become a private company if the number of stockholders numbered less than 300 after the Tender Offer was completed.

   The expiration date of the Tender Offer, extended twice by the Company, was May 29, 2001. The Company purchased approximately 484,000 shares of Common Stock and remains a public company. The Company incurred one-time costs related to the Tender Offer of approximately $81.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


4.  Discontinued Apparel Operations

   The Company acquired 100% of the outstanding common stock of Periscope on December 11, 1998. Periscope was organized under the laws of the State of Delaware in 1998. The Company paid approximately $7 million in Common Stock and advanced approximately $28.5 million in cash to Periscope. The advance was made immediately prior to the effective date of the acquisition and Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. The Company's Board of Directors ("Directors") approved the capitalization of this advance in May 1999. In addition, the Company issued an additional 62,500 shares of Common Stock to former Periscope stockholders in September 1999.

   The Board reevaluated its apparel operations during the fourth quarter of 1999 and the period prior to the issuance of the 1999 annual report. The Board determined that the investment in Periscope was not realizable from future operations because of the company's significant losses from operations for the twelve months ended December 31, 1999 and because Periscope would need additional working capital to continue operating. As a result, the Company concluded its investment in Periscope was impaired and wrote-off this asset, including unamortized goodwill of approximately $27 million, for the year ended December 31, 1999.

   In April 2000, the Company entered into a management agreement with Stone Investments Banking, LLC ("SIB"). Ralph Stone of SIB was appointed interim chief executive officer of Periscope. GIANT paid a fee of $40 to SIB for services received under the April 2000 agreement. In addition, Periscope terminated the employment of Glenn Sands as president and chief executive officer ("Mr. Sands") and appointed Scott Pianin, a Periscope executive, Periscope's president. The SIB management agreement and Mr. Stone's role of interim chief executive officer ended when Periscope completed its management change.

   In April 2000, the Company's Cash Pledge and Security Agreement ("Cash Pledge") with Century Business Credit Corporation ("Century"), part of Periscope's factoring agreement, was amended. Under the original Cash Pledge, the Company guaranteed $4 million of Periscope's obligations to Century. Under the amended Cash Pledge, the Company's $4 million guarantee was reduced to $2 million and GIANT advanced $3 million in cash to Century.

   In May 2000, Mr. Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against the Company and other parties for wrongful termination of their employment with Periscope. GIANT and the other parties did not respond formally to Mr Sirchio's complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Mr. Sands' complaint by denying all of the allegations of Mr. Sands' complaint and asserted that Mr. Sands was not entitled to damages. In addition, the Company filed a counterclaim which asserted, among other things, that Mr. Sands violated his employment agreement, interfered with Periscope's relationship with its customers, suppliers and employees and had grossly misappropriated Periscope funds for his personal use. On July 6, 2000, the court granted a preliminary injunction order to bar Mr. Sands from competing in the women's apparel business until the completion of the civil lawsuit. On July 11, 2000, Mr. Sands, GIANT and the other parties signed a Memorandum of Understanding, which settled their civil lawsuit. On July 14, 2000 a Settlement Agreement, which superseded the Memorandum of Understanding, was signed by all parties in the Sands' lawsuit. As part of this Settlement Agreement, among other things, GIANT and all the parties agreed to request the court to vacate the July 6, 2000 preliminary injunction order, void Mr. Sands' employment agreement with Periscope and dismiss their counterclaims and extinguish all loans owed to them by Mr. Sands, except for amounts becoming due as part of this Settlement Agreement. As part of the Settlement Agreement, among other

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

things, Mr. Sands (1) dismissed his complaint against GIANT and the other parties with prejudice, (2) assigned to Century, for the benefit of Periscope, approximately $1.97 million including interest that he previously provided to Periscope's factor, (3) forgave approximately $2 million owed to him by Periscope, (4) returned approximately 769,000 shares of Common Stock to GIANT, issued to him in connection with the Periscope acquisition, (5) obtained a general release from Mr. Sirchio's relating to his wrongful termination lawsuit, (6) may not hire any additional Periscope personnel and may not reveal Periscope confidential business information, (7) paid approximately $1 million to Periscope, (8) agreed to pay approximately $528 related to the amount he owed upon the earlier of the sale of his Challenger 600 airplane or January 14, 2001, (9) furnished a security interest in his Challenger 600 airplane, (10) became liable for approximately $1 million in the event that he defaulted on his promise to pay approximately $528 and (11) executed a confession of judgment for approximately $1 million which secured his contingent liability (see (10) above).

   Mr. Sands paid $150 related to the $528 (see (8) above). In addition, Mr. Sands' Challenger 600 airplane was repossessed by the company that financed the plane ("senior creditor"). A request was made to the senior creditor for payment of the unpaid balance of the $52. In December 2000, the airplane was sold, thru auction, by the senior creditor; however, after the senior creditor was paid, no additional proceeds remained. On February 22, 2001, a judgment was entered against Mr. Sands for approximately $1million. On May 18, 2001, the $1 million judgment was settled for approximately $378. Mr. Sands made a lump sum payment of $140 in June 2001 towards the $378 settlement. The remaining balance of the settlement is payable in 10 equal quarterly installments, including 9% interest per annum based on a 21/2 year amortization schedule. Interest accrues from May 22, 2000. Mr. Sands made the first two installments due in 2001.

   From August 1999 to October 31, 2000, Periscope was in default of certain covenants included in its factoring agreement with Century. In addition, the Company effectively lost control of Periscope's operations to Century in August 2000. This loss of control began when Century determined which customer orders would be filled by determining which raw materials would be purchased for the manufacture of clothing and which Periscope expenses would be paid. In September 2000, Periscope began to lay off employees and moved its New Jersey operations to its New York showroom after the company received an eviction threat due to the non-payment of rent. Approximately 900 boxes of accounting records stored in Periscope's facilities were relocated to a public warehouse in New Jersey. Century took possession of the current sales and billing records. On September 25, 2000, the Board approved a plan for the disposition of its apparel operations because of the loss of control of Periscope to its factor and Periscope's continued financial losses.

   On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century. Pursuant to this letter, all of Periscope's receivables, inventory, fixed assets, other assets and accounting books and records were transferred to Century. At the time of the transfer, Periscope was in default under its current factoring agreement. Century released the Company from its $2 million guarantee. In addition, Scott Pianin resigned as Periscope's president.

   On October 31, 2000, simultaneously with the completion of the above transaction, Century licensed certain Periscope trademarks in connection with the manufacture and sale of Periscope products to Alarmex Holdings, LLC ("Alarmex"). Under the agreement, among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million in royalties from Alarmex. Century will pay GIANT until the Company has recovered its $3 million cash collateral deposit, which was written off in 2000. As of December 31, 2001, the Company has recovered approximately $483 of this deposit.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result, the Bankruptcy Trustee took custody of Periscope's accounting records located at the Alarmex office.

                                                                  Periscope for
                                                                  the 9 months
                                                                  September 30,
                           Description                                2000
                           -----------                            -------------
Net sales........................................................    $60,471
Loss before income tax effect....................................     (6,028)
Income tax benefit...............................................      2,230
                                                                     -------
Loss from discontinued operations................................    $(3,798)
                                                                     =======
Gain on disposition of discontinued operations, net of income tax
  expense of $2,230..............................................    $ 6,208
                                                                     =======

   In 2000, loss from discontinued operations of $3,798, net of income tax benefit of $2,230, reflected Periscope's results of operations through the date that control by GIANT was lost. Pre-tax gain on disposition of discontinued operations of $8,438 includes approximately $14,330 related to the Company's reversal of Periscope's liabilities outstanding prior to the bankruptcy filing, expense of $3,430 related to Periscope's delivering peaceful possession of its assets to Century, the write-off of the Company's $3,000 cash collateral deposit with Century and a gain of $538 related to the return of approximately 769,000 shares of Common Stock to the Company. The Company assigned a value of $.70 per share, supported by the Settlement Agreement, to calculate the gain of $538.

5.  Earnings (Loss) Per Share

   Basic earnings (loss) per common share ("Basic EPS") is computed by dividing reported net earnings or loss available to common stockholders by the weighted average shares outstanding. The computation of diluted earnings (loss) per common share ("Diluted EPS") includes dilutive effect of stock options, using the Treasury Stock Method.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   The following shows the reconciliation of Basic EPS and Diluted EPS for the years-ended 1999, 2000 and 2001:

                                              Net Loss      Shares     Per Share
                                            (Numerator)  (Denominator)  Amount
                                            ------------ ------------- ---------
Basic Loss per Share for 1999
   Loss available to common stockholders...   $(46,264)    3,951,000    $(11.71)
                                              ========     =========    =======

                                            Net Earnings    Shares     Per Share
                                            (Numerator)  (Denominator)  Amount
                                            ------------ ------------- ---------
Basic Earnings per Share for 2000
   Income available to common stockholders.   $  1,362     3,651,000    $  0.37
                                              ========     =========    =======

                                              Net Loss      Shares     Per Share
                                            (Numerator)  (Denominator)  Amount
                                            ------------ ------------- ---------
Basic Loss per Share for 2001
   Loss available to common stockholders...   $   (512)    2,881,000    $ (0.18)
                                              ========     =========    =======

   No stock options were used in the calculation of Diluted EPS calculation in 2000 because the options' exercise price is greater than the average market price of Common Stock. In 1999 and 2001, no stock options were used in the calculation of Diluted EPS calculation because the Company reported a loss. In all three years, the effect of including the stock options in the calculation of Diluted EPS would be anti-dilutive.

6.  Marketable Securities

   At December 31, 2000 and 2001, investments classified as available-for-sale and trading securities are as follows:

                                                         Unrealized
             Available for Sale (2000) Fair Value  Cost     Loss
             ------------------------- ---------- ------ ----------
                 Equity Securities....   $3,428   $3,588   $ (160)
                                         ======   ======   ======

             Trading Securities (2000) Fair Value  Cost
             ------------------------- ---------- ------
                 Corporate bonds......   $  412   $  494
                                         ======   ======

                                                         Unrealized
             Available for Sale (2001) Fair Value  Cost     Gain
             ------------------------- ---------- ------ ----------
                 Equity Securities....   $5,225   $3,213   $2,012
                                         ======   ======   ======

             Trading Securities (2001) Fair Value  Cost
             ------------------------- ---------- ------
                 Corporate bonds......   $  118   $  231
                                         ======   ======

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   The maturities for corporate bonds at December 31, 2000 and 2001 are as follows:

                                             2000             2001
                                        --------------- ----------------
                                        Fair Value Cost Fair Value Cost
                                        ---------- ---- ---------- -----
        Due in one through five years..    $210    $263    $ --    $  --
        Due after five through 10 years     202     231     118      231
                                           ----    ----    ----    -----
                                           $412    $494    $118    $ 231
                                           ====    ====    ====    =====

7.  Affiliates' Transactions

   At December 31, 2000 and 2001, the Company's investment in Checkers Drive-In Restaurants ("Checkers") consisted of approximately 757,000 shares of Checkers common stock, approximately 7% of the total outstanding common shares. The market value at December 31, 2000 and 2001 was approximately $2,793 and $4,640, based on the closing market price of $3.69 and $6.13. In addition, the Company has approximately 237,000 warrants to purchase Checkers common stock at an exercise price of $3.00. The warrants will expire on November 22, 2002. Checkers is the largest double drive-thru restaurant chain in the United States. GIANT's President and Chief Executive Officer ("CEO"), the Company's vice-chairman of the Board and one additional Board member all currently serve on Checkers' board of directors.

   The Company's investments also included shares of $.08 par value common stock of Santa Barbara Restaurant Group, Inc ("SBRG"). In March 1999 the Company acquired 998,000 shares of SBRG common stock in exchange for approximately $3 million face value of Checkers 13% restructured debt. The Company also acquired SBRG shares on the open market. SBRG owns and franchises restaurants and is a Delaware company. From 1999 until the merger of CKE Restaurants, Inc. and SBRG, The Company's CEO was on the SBRG board of directors.

   On August 9, 1999, Checkers and Rally's merged in an all-stock transaction. Since 1987, the Company's assets included an investment in Rally's common stock. Through December 1997, the Company accounted for its investment under the equity method of accounting. GIANT's CEO served as Rally's chairman of the board, president and chief executive officer and as a board member during part of the 1990's. Prior to August 1999, GIANT accounted for its investment in Rally's common stock as a marketable security. After the merger, Checkers stockholders approved a one-for-twelve reverse stock split. Following the merger and reverse stock split, the Company's investment in Checkers consisted of approximately 535,000 shares of common stock or 5.7% of the outstanding shares. In addition, the Company's investment included warrants to purchase approximately 237,000 shares of Checkers common stock at a strike price of $3.00. Before the reverse stock split, the Company's investment included warrants to purchase approximately 2,849,000 shares of Checkers common stock at a strike price of $.75. The warrants were included with the Checkers 13% restructured debt purchased by the Company in 1996. In 1998, the Company wrote off the value assigned to the warrants and recorded a loss of $1,168 due to the continued trend of the Checkers' common stock price to trade below $.75.

   For the year ended December 31, 1999, the Company recorded a combined loss on its investments in SBRG and Checkers common stock of $2,981. This loss resulted from the continuing decline in the market value of the companies' common stock and the companies' operating losses during the time GIANT owned the stock.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   On July 10, 2000, the Company sold in the open market 29,000 shares of Checkers common stock, receiving proceeds after expenses of approximately $154 and recognizing a gain of approximately $89. On August 29, 2000, the Company purchased approximately 251,000 shares of Checkers common stock directly from SBRG for consideration consisting of approximately 1 million shares of SBRG common stock. The Company recorded the 251,000 shares of Checkers common stock at the cost of the SBRG shares sold and recorded no gain or loss.

8.  Property and Equipment

                                                        At December 31,
                                                       ----------------
                                                        2000     2001
                                                       -------  -------
       Equipment...................................... $    16  $    16
       Furniture......................................      27       27
       Automobiles....................................      21       --
       Computer equipment and software................     105       53
       Leasehold improvements.........................   1,245    1,245
                                                       -------  -------
                                                         1,414    1,341
       Less: accumulated depreciation and amortization  (1,290)  (1,260)
                                                       -------  -------
                                                       $   124  $    81
                                                       =======  =======

   During the first quarter of 1999, the Company's land in Pennsylvania was sold and a gain of $268 was recognized.

   In November 1999, the Company signed an agreement to sublease its corporate office, beginning in February 2000. As a result of this sublease, the Company recorded depreciation expense, related to the remaining unamortized leasehold improvements of $863 in 1999. In addition, the Company sold substantially all of its furniture and equipment to the sublessee for cash of $120. As a result, the Company recognized a loss of $29 on the sale for 1999.

9.  Income Taxes

   The Company's income tax benefit is comprised of the following:

                                                 For the year ended
                                                    December 31,
             -                                   ------------------
                                                  1999  2000  2001
                                                 -----  ----  ----
             Current federal income tax benefit. $  --  $608  $ --
             Deferred federal income tax benefit   277    --    --
             Deferred state income tax benefit..    30    --    --
                                                 -----  ----  ----
             Income tax benefit................. $ 307  $608  $ --
                                                 =====  ====  ====

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   The following is a reconciliation of the income tax benefit at the federal statutory rate of 34% to the Company's income tax benefit:

                                                             For the year ended
                                                                December 31,
                                                            -------------------
                                                             1999    2000 2001
                                                            -------  ---- -----
Statutory federal income tax benefit on pre-tax loss....... $ 2,105  $563 $ 174
State income tax benefit, net of federal income tax benefit     186    35    30
Permanent items............................................    (282)   --     4
(Increase) decrease in valuation allowance.................  (2,111)   10  (210)
Other, net.................................................     409    --     2
                                                            -------  ---- -----
Income tax benefit......................................... $   307  $608 $  --
                                                            =======  ==== =====

   Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities:

                                                  At December 31,
                                                ------------------
                                                  2000      2001
                                                --------  --------
            Net operating loss carryforward.... $ 18,105  $ 18,400
            Investment in marketable securities    2,894     2,094
            Depreciation.......................      140        96
            Other, net.........................   (1,463)       97
            Valuation allowance................  (19,676)  (19,886)
                                                --------  --------
            Deferred tax assets................       --       801
                                                --------  --------
            Other, net.........................        7        --
            Net unrealized investment gains....       --       801
                                                --------  --------
            Deferred tax liabilities...........        7       801
                                                --------  --------
            Net deferred tax liabilities....... $      7  $     --
                                                ========  ========

   The valuation allowance at December 31, 2000 and 2001 is provided because it is not likely that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's Consolidated Financial Statements.

   At December 31, 2001, the Company's net operating loss carryforward for Federal and State income tax purposes was approximately $46 million and $6 million, respectively. The Federal net operating loss carryforward expires over the next 20 years and the State net operating loss carryforward expires over the next 5 to 10 years.

   Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the "Ownership Test") and which derive 60% or more of their taxable income from personal holding company sources, generally

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

defined to be passive income (the "Income Test"). If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company taxable income at a rate of 39.6%. The Company currently meets the stock ownership test. The Company has not met the taxable income requirement in recent years, therefore is not subject to this additional tax; however no assurance can be given that the taxable income test will not be satisfied in the future.

10.  Leases

   The Company's corporate office is in Beverly Hills, CA. The office consists of approximately 1,700 square feet of useable office and storage space at an annual base rent of approximately $59. The lease term for this office is 60 months, beginning in April 2000 and ending in March 2005. The lease contains one, five-year renewal option.

   The Company's previous corporate office was located in Los Angeles, CA. This office consisted of approximately 9,800 square feet at an annual base rent of approximately $298. The office lease is for 60 months, expiring in April 2002, with two, three-year renewal options. On November 3, 1999, GIANT signed a sublease agreement beginning in February 2000, to sublease this space at the same annual rental that the Company paid. This sublease and office lease expire in April 2002.

   The Company is obligated under noncancelable operating leases, with variable terms and renewal options. Approximate future minimum annual lease payments with a remaining term in excess of one year at December 31, 2001 are as follows:

                                 Year Net Lease
                                 2002     $62
                                 2003      63
                                 2004      65
                                 2005      17

   Year 2002 includes $91 of sublease income.

   Total rental expense for the years 1999, 2000 and 2001 was $260, $88, and $32, respectively.

11.  Related Party Transactions

   For the years ended December 31, 1999, 2000 and 2001, the Company paid fees of approximately $225, $79 and $76, respectively, for legal and accounting services to professional firms. Certain members of the Board are partners in these firms.

   In April 2001, the Company's chief financial officer ("CFO") received a bonus of 20,000 shares of Common Stock, which was approved by the Board on December 7, 2000. The Company recorded an expense equal to the fair value of the Common Stock on the date the shares were issued. Subsequently, the Company purchased these shares in connection with the Tender Offer.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


12.  Preferred Stock

   Authorized preferred stock consists of 2,000,000 shares, $.01 par value issuable in one or more series. The Company's Board will determine how the preferred stock will be issued, the dividend rates, liquidation preferences and redemption, conversion and voting right restrictions. No preferred stock has been issued.

13.  Class A Common Stock, $.01 Par Value

   On July 12, 1996, GIANT's stockholders approved an amendment to the Company's Certificate of Incorporation, which authorized 5,000,000 shares of Class A Common Stock, $.01 par value per share. This Class A Common Stock is identical in all respects to the $.01 par value Common Stock except that the Class A Common Stock, except in limited situations, have no voting rights. Presently, there are no plans or commitments for this Class A Common Stock.

14.  Treasury Stock

   For the three years ended December 31, 2001, the Company purchased 0, 66,000 and 484,000 shares at a cost of $0 and $14 and $284, respectively. All purchases were approved by the Board. The 2001 shares were purchased in connection with the Tender Offer.

15.  Common Stock Options

   The Company issues options to purchase shares of Common Stock under two current stock option plans.

   Under the 1996 Employee Stock Option Plan, as amended (the "Amended 1996 Plan"), 1,000,000 shares of Common Stock were reserved for future options. The options, in general, can be issued as either incentive or non-qualified options in accordance with the Amended 1996 Plan and may be exercised in whole or in part any time after the date of grant and terminate not more than 10 years from the grant date. In most cases, options shall have an exercise price equal to the fair market value of the $.01 par value common stock on the date of grant. In 1996, 200,000 options at an exercise price of $8.25 were granted to the Company's CEO. The options were exercisable in 1997 and expire in five years. In December 1998, these 200,000 options were cancelled and reissued at $8.25 for the purpose of extending the time period to exercise the options. The options were exercisable immediately and will terminate in December 2005. In addition, 15,000 options were granted in 1997 to the Company's prior chief financial officer, William H. Pennington. The exercise price was $7.81 and the options were fully vested. The options expired on November 26, 2001, 18 months after Mr Pennington's death on May 27, 2000. At December 31, 2001,
415,000 options were granted, 200,000 options were cancelled, 15,000 options expired and 0 options were exercised.

   Under the 1996 Stock Option Plan for Non-Employee Directors, as amended, (the "Amended Director Plan"), 400,000 shares of Common Stock were reserved for future options. Individuals receive an option to purchase 5,000 shares upon the initial election to the Board. On the anniversary date of their election, Board members receive an option to purchase 5,000 shares. Non-Employee Directors who served on the Board on May 20, 1996 ("Adoption Date"), received an option to purchase 10,000 shares. On the anniversary of the Adoption Date, Non-Employee Directors who served on the Board on May 20, 1996 receive an option to purchase 5,000 shares. Upon the initial election to the Executive Committee of the Board, the elected Non-Employee Director receives an additional option to purchase 5,000 shares. On the anniversary date of the

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

election to the Executive Committee, the board member receives an option to purchase 5,000 shares. The options may be exercised in whole or in part any time after the date of grant. Options terminate five years from the date of grant. All options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. At December 31, 2001, 230,000 options had been granted to the four Non-Employee members of the current Board and 50,000 options at exercises prices ranging from $7.625 to $7.75 expired. The exercise prices for the 180,000 options outstanding at December 31, 2001 are as follows: $.17 for 5,000 options, $.41 for 20,000 options, $.44 for 5,000 options, $.52 for 20,000 options, $.64 for 5,000 options, $1.75 for 5,000 options, $5.44 for 5,000 options, $6.44 for 5,000 options, $6,69 for 10,000 options, $6.75 for 25,000, $6.81 for 20,000 options, $6.88 for 40,000 options,
$7.25 for 5,000 options and $7.75 for 10,000 options.

   Prior to August 1995, the Company's 1985 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") had provided for the granting of options to purchase 3,000,000 shares of Common Stock and terminate 10 years from date of grant. The exercise prices for the 1,750,952 options outstanding at December 31, 2001 are as follows: $6.75 for 1,745,952 and $7.38 for 5,000 options. All options expire in 2005. No options under Non-Qualified Plan were exercised during the three-year period ended December 31, 2001.

   The Company measures compensation expense for all stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25") and FIN 44 as an interpretation of APB 25 ("FIN 44"), which clarifies the application of APB 25. The Company has not recognized compensation expense because the exercise price of the options issued is equal to the fair market value of the options on the date of the grant. If the Company recognized compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net income
(loss) would have been impacted as shown in the following pro forma amounts:

                                           Year ended December 31,
                                           -----------------------
                                             1999     2000   2001
                                           --------  ------ ------
             As reported.................. $(46,264) $1,362 $ (512)
             Proforma.....................  (46,373)  1,357   (517)
             As reported.................. $ (11.71) $ 0.37 $(0.18)
             Proforma.....................   (11.74)   0.37 $(0.18)

   The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: no dividend yield for any years; expected volatility of 38% for 1999, 45% for 2000 and 45% for 2001; risk-free rate of return of 5.6% for 1999 and 2000 and 0% for 2001; and expected lives of 7, 5 to 7 and 5 years for 1999, 2000 and 2001, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996 therefore, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


   The following table details the change in the number of stock options for the three years ended December 31, 2001:

                                                     1999    Exercise    2000    Exercise    2001     Exercise
                                                    Shares    Price     Shares    Price     Shares     Price
                                                  ---------- -------- ---------- -------- ----------  --------
Beginning balance................................  2,106,000  $6.93    2,136,000  $6.93    2,166,000   $6.84
Granted..........................................     30,000   6.78       30,000   0.64       30,000    0.48
Expired..........................................         --     --           --     --      (65,000)   7.73
                                                  ----------          ----------          ----------
   Ending balance................................  2,136,000   6.93    2,166,000   6.84    2,131,000    6.72
                                                  ==========          ==========          ==========
Options exercisable at end of year...............  2,131,000           2,166,000           2,131,000
                                                  ==========          ==========          ==========
Weighted average price of fair value options
  granted........................................ $     2.87          $     0.38          $     0.48

   The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2001:

                                 Outstanding                Wtd. Avg.                 Wtd. Avg.
        Range of                     at                     Remaining                 Exercise
     Exercise Prices            Dec. 31, 2001           Contractual Life                Price
     ---------------            -------------           ----------------              ---------
     $ .17 to $1.75                  60,000                 4.0 years                   $0.32
     $5.44 to $6.88               1,851,000                 1.2 years                    6.75
     $7.25 to $7.81                  20,000                 1.7 years                    7.53
          $8.25                     200,000                 3.9 years                    8.25
                                    -------
                                  2,131,000                                              6.72
                                  =========

   On February 1, 2002, the Executive and Compensation Committee of the Board approved a plan for the exchange of options to purchase Common Stock. Under this plan, option holders can elect to exchange their options for a fewer number of options at an exercise price of $.45 per share, the closing price on February 1, 2002. The expiration date remains the same as the date prior to the exchange. As a result, options to purchase approximately 2,101,000 shares were exchanged for options to purchase approximately 1,126,000 shares. The Company will follow FIN 44 and record compensation expense, under variable accounting, from February 1, 2002 to the date the option is exercised, forfeited or expires.

16.  Stockholders Rights Plan

   On January 4, 1996, GIANT declared a dividend of one preferred share purchase right ("Right") for each share of Common Stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for Common Stock issued after that date.

   Each right entitles the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the Common Stock (1) ten days after a public announcement that a person or group of persons has become the beneficial owner of 15% or more of Common Stock (an "Acquiring Person"), or (2) ten business days (or such later date as may be determined by the Board) after commencement or announcement of an intention to make a

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

tender or exchange offer, the completion would result in such person or group of persons becoming the beneficial owner of 15% or more of Common Stock. However, because the CEO beneficially owned in excess of 15% of Common Stock on the date the Rights Plan was adopted, the CEO will become an Acquiring Person only upon the his acquisition of additional shares of Common Stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

   If any person does become an Acquiring Person (subject to certain exceptions), the other holders of Common Stock will be able to exercise the Rights and buy Common Stock having twice the value of the exercise price of the Rights. GIANT may, at its option, substitute fractional interests of a share of Series A Junior Participating Preferred Stock for each share of Common Stock to be issued upon exercise of the Rights. Additionally, if GIANT is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, holders of Common Stock will be able to purchase for the exercise price, shares of stock of the Acquiring Person having twice the value of the exercise price of the Rights.

   The Rights may be redeemed by GIANT at any time prior to the time any person becomes an Acquiring Person for a price of $.01 per Right. Unless exercised, the Rights expire on January 4, 2006.

   The Rights Agreement was amended to exclude Mr. Sands, from the definition of an Acquiring Person, with respect to shares of Common Stock he acquired in 1998. In connection with the Settlement Agreement, Mr. Sands returned all the shares issued to him in connection with the merger in July 2000. The Company recorded income of $538 based on approximately 769,000 shares and a value of $.70 per share, which is supported by the Settlement Agreement.

   The Rights could have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of GIANT. In addition, because the Rights may discourage accumulations of large blocks of Common Stock by purchasers whose objective is to take control of GIANT, the Rights could tend to reduce the likelihood of fluctuations in the market price of Common Stock that might result from accumulations of large blocks of stocks.

17.  Supplemental Disclosures of Cash Flow Information

                                                   For the years ended
                                                      December 31,
                                                 -----------------------
                                                  1999     2000    2001
                                                 -------  -------  -----
       Continuing operations:
          Cash (paid) received for income taxes. $  (300) $   129  $ 166
                                                 =======  =======  =====
          Cash paid for interest................ $   (24) $   (11) $  --
                                                 =======  =======  =====
       Discontinued Operations:
          Cash paid for income taxes............ $   (23) $    (1) $  --
                                                 =======  =======  =====
          Cash paid for interest................ $(2,336) $(2,358) $  --
                                                 =======  =======  =====
       Operations:
          Cash (paid) received for income taxes. $  (323) $   128  $ 166
                                                 =======  =======  =====
          Cash paid for interest................ $(2,360) $(2,369) $  --
                                                 =======  =======  =====

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)


18.  Commitments and Contingencies

   The Company is involved in the following two lawsuits.

   Mittman/Rally's. In 1994 two class action lawsuits, purportedly on behalf of the shareholders of Rally's, were filed in the United States District Court for the Western District of Kentucky, against Rally's, certain Rally's present and former officers, directors and shareholders and its auditors and GIANT. The two lawsuits were consolidated and allege the defendants violated the Exchange Act, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages.

   On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification. On July 31, 1995, the plaintiffs renewed this motion, and on April 16, 1996, the Court certified the class.

   Fact discovery was completed by summer 1999. Expert discovery was completed early spring 2000. On August 18, 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law. On January 25, 2001, plaintiffs filed oppositions to the defendant's motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. The motions are presently pending before the Court.

   The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted. The last conference was mediated by Judge Irving in January 2000. The Court has not set a trial date. Generally, the Court will not schedule a trial date until it has ruled on pending summary judgment motions.

   The Company denies all wrongdoing and intends to continue to vigorously defend itself in this lawsuit. The Company is unable to predict the outcome of this lawsuit.

  GIANT vs. Sands and Arthur Andersen

   On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Mr. Sands; Arthur Andersen, LLP ("Arthur Andersen"); Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. ("L.H. Friend"); Greg Presson; Friedman, Alpren & Green, LLP ("Friedman") and Harriett Greenberg ("Second Action"). This suit was filed as a result of the dismissal of an action first commenced by the Company in October, 2000, in the United States District Court for the Southern District of New York against Glenn Sands; Arthur Andersen; L.H. Friend and Friedman ("First Action"). In this First Action, the Company sought redress for injuries arising out of its acquisition of Periscope against the former principal of Periscope, Glenn Sands, the former auditors of Periscope, Friedman, the previous independent auditor for the Company, Arthur Andersen, and the investment banking firm involved in the transaction, L.H. Friend. The Company's complaint alleged various claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice. Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs

                               GIANT GROUP, LTD.

       (Audited, except for the Statement of Operations, Cash Flows and Changes in Stockholders' Equity for the two years ended December 31, 2000)
          (Dollars in thousands, except share and per share amounts)

and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The First Action was dismissed by the federal court on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claims. The Second Action's complaint alleges the same claims against the defendants as the First Action. All defendants have moved again to dismiss the Second Action. These motions have been fully briefed and argued and the Company is awaiting the Court's decision. There have been no counterclaims asserted against the company to date.

   The Company has an employment contract with the CEO providing for an annual base salary of $1 million increased annually by 10% over the prior year to a maximum of $1.6 million, life insurance in the face amount of $5 million, upon expiration of this agreement a termination payment equal to twice the then base compensation, and an annual bonus determined, year to year, by the Incentive Compensation Committee of the Board within specified guidelines of the Incentive Compensation Plan, expiring on December 31, 2005. The CEO voluntarily authorized the Company to decrease his annual salary two times in the last two calendar years and voluntarily eliminated the Company's liability for the termination payment due upon the expiration of his employment contract. In January 2000, his salary was reduced to $450 and effective June 2001, reduced again to $290. The CEO, at his discretion, at any time may increase his salary to the current level as stated in his current employment contract.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
GIANT GROUP, LTD.
Beverly Hills, California

   We have audited the accompanying consolidated balance sheet of GIANT GROUP, LTD. as of December 31, 2001 and 2000 and the related consolidated statement of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   Except as explained in the following paragraph, we conducted our audit on the consolidated financial statements described in the above paragraph in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet, statement of operations, cash flows and changes in stockholders' equity are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   As more fully described in Note 4, in 2000 one of the Company's subsidiaries filed a voluntary petition under Chapter 7 of the bankruptcy code and also executed and delivered peaceful possession of its assets and records to a third party. As a result, the disposition of the subsidiary's records did not permit the application of any audit procedures.

   Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated statement of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2000 and 1999.

   In our opinion, the consolidated balance sheets as of December 31, 2001 and 2000 present fairly, in all material respects, the financial position of GIANT GROUP, LTD. and its subsidiary, and the results of operations, cash flows and changes in stockholders' equity for the one year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  STONEFIELD JOSEPHSON, INC

February 7, 2002
Santa Monica, California

                               GIANT GROUP, LTD.

                      QUARTERLY UNAUDITED FINANCIAL DATA
               (Dollars in thousands, except per share amounts)

                                                                     Quarter Ended
                                                 -----------------------------------------------------
                                                  March 31    June 30    September 30(1) December 31(2)
-                                                ----------  ----------  --------------- --------------
2001
Total costs and expenses, including Tender Offer $     (414) $     (481)   $     (287)     $     (177)
Total other income..............................         16          55           174             602
                                                 ----------  ----------    ----------      ----------
   Net income (loss)............................ $     (398) $     (426)   $     (113)     $      425
                                                 ==========  ==========    ==========      ==========
Basic earnings (loss) per common share.......... $    (0.13) $    (0.14)   $    (0.04)     $     0.16
Diluted earnings (loss) per common share(3)..... $    (0.13) $    (0.14)   $    (0.04)     $     0.16
Weighted average shares--basic..................  3,155,000   2,998,000     2,691,000       2,691,000
                                                 ==========  ==========    ==========      ==========
Weighted average shares--diluted................  3,155,000   2,998,000     2,691,000       2,691,000
                                                 ==========  ==========    ==========      ==========

--------
(1) The third quarter includes $140 related to the partial payment of the Company's May 2001 judgement.
(2) The fourth quarter includes income of $483 related to the partial recovery of the Company's $3 million cash collateral deposit, written off in 2000, and $54 related to partial payment of the Company's May 2001 judgement.
(3) The calculation for the quarter ended December 31, 2001 do not include the effect of 2,131,000 stock options, as the exercise price for only 30,000 options (exercise price range $.17 to $.43) exceed the average market price of Common Stock for the quarter and the anti-dilutive effect would be immaterial.

   The Company's results of operations for 2000 has been restated to reflect Periscope as a discontinued operation.

                                                                              Quarter Ended
                                                             -----------------------------------------------
                                                                                                   December
                                                              March 31    June 30    September 30     31
-                                                            ----------  ----------  ------------ ----------
2000 (Unaudited)
Total costs and expenses.................................... $     (590) $     (555)  $      117  $     (857)
Total other income (expense)................................         41          69          130         (11)
                                                             ----------  ----------   ----------  ----------
Loss from continuing operations before income tax benefit...       (549)       (486)         247        (868)
Income tax benefit..........................................         --          --           --         608
                                                             ----------  ----------   ----------  ----------
Loss from continuing operations.............................       (549)       (486)         247        (260)
Income (loss) from discontinued operations, net of income
  tax effect................................................        135      (5,878)        (317)      2,262
Income (loss) on disposition of discontinued operations, net
  of income tax effect......................................         --          --         (687)      6,895
                                                             ----------  ----------   ----------  ----------
   Net income (loss)........................................ $     (414) $   (6,364)  $     (757) $    8,897
                                                             ----------  ----------   ----------  ----------
Basic earnings (loss) per common share...................... $    (0.10) $    (1.59)  $    (0.22) $     2.60
Diluted earnings (loss) per common share(4)................. $    (0.10) $    (1.59)  $    (0.22) $     2.60
Weighted average shares--basic..............................  3,990,000   3,990,000    3,430,000   3,416,000
                                                             ==========  ==========   ==========  ==========
Weighted average shares--diluted(4).........................  3,990,000   3,990,000    3,430,000   3,416,000
                                                             ==========  ==========   ==========  ==========

--------
(4) The calculation for the quarters ended March 31, 2000 and December 31, 2000 do not include the effect of 2,136,000 and 2,166,000 stock options, as the exercise price for only 5,000 options ($.17) exceed the average market price of Common Stock for the quarters and the anti-dilutive effect would be immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The information required by this item is contained in the following documents, filed by the Company with the Securities and Exchange Commission under the Exchange Act, are hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2001: (1) Current Report on Form 8-K dated July 19, 2000 and filed July 26, 2000 and (2) Current Report on Form 8-K-A dated October 18, 2001 and filed November 21, 2001.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

      1. Financial Statements--See Item 8 on page 15 for the Consolidated Financial Statements of the Company and page 33 for the Report of Independent Accountant.

      2. Financial Statement Schedules--The financial statement schedules of the Company for the three years ended December 31, 2001 have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes.

      3.  Exhibits--See below the Exhibit Index for this Form 10-K.

   (b) Reports on Form 8-K:

   On November 21, 2001, the Company filed a Form 8-K-A reporting the Company's dismissal of BDO Seidman, LLP as its independent accountant effective October 18, 2001. In addition, the Company retained Stonefield Josephson, Inc. on October 19, 2001 to act as its independent accountant for the third quarter ended September 30, 2001 and the year ended December 31, 2001.

   (c) Exhibits Required by Item 601 of Regulation S-K:

                                 EXHIBIT INDEX

 No.                                            Description of Exhibit
 ---                                            ----------------------

 2.1   Agreement and Plan of Merger, dated as of December 4, 1998, between GIANT, Acquisition Corp. and
         Periscope (filed as Exhibit 2.1 to the Company's Form 8-K dated December 11, 1998, and incorporated herein by reference).

 2.2   Amendment to Agreement and Plan of Merger, dated as of December 9, 1998, between GIANT,
         Acquisition Corp. and Periscope (filed as Exhibit 2.2 to the Company's Form 8-K dated
         December 11, 1998, and incorporated herein by reference).

 3.0   Certificate of Merger dated December 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 11, 1998, and incorporated herein by reference).

 3.1.1 Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

 3.1.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990
         (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1990, and incorporated herein by reference).

 3.1.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9,
         1992 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

 3.1.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994
         (filed as Exhibit 3.1.4 to the Company's Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

 3.1.5 Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company's Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

 3.1.6 Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common
         Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on
         July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

 No.                                          Description of Exhibit
 ---                                          ----------------------

 3.2  Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27,
        1990 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

 4.1  Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC
        ("ChaseMellon"), dated January 4, 1996 (filed as Exhibit 1 to the Company's Current Report
        Form 8-K, dated January 4, 1996, and incorporated herein by reference).

 4.2  Amendment to Rights Agreement dated January 4, 1996, between the Company and ChaseMellon, dated
        December 4, 1998 (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated
        December 11, 1998, and incorporated herein by reference).

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

10.4  Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as
        Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.5  Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. dated November 22, 1996
        (filed as Exhibit 4.3 to Checkers' Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.6  Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT,
        Periscope, and David Gotterer ("defendants") and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.7  License and Option Agreement Alarmex ("Licensee") and Century ("Licensor') dated October 31, 2000
        (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8  Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as
        Exhibit 10.11 to the Company's Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9  Release of GIANT from Century, dated October 31, 2000 (filed as Exhibit 10.12 to the Company's
        Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10 Release from GIANT and Periscope in favor of Century, dated October 31, 2000 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14 Release from Century in favor of GIANT, dated October 31, 2000 (filed as Exhibit 10.14 to the
        Company's Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

21    List of Subsidiaries.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GIANT GROUP, LTD.
                                        Registrant

Date: March 25, 2002                    By:         /s/  BURT SUGARMAN
                                            ----------------------------------
                                                      Burt Sugarman
                                                         Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2002                    By:        /s/   BURT SUGARMAN
                                            ----------------------------------
                                                      Burt Sugarman
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date: March 25, 2002                    By:     /s/  PASQUALE A. AMBROGIO
                                            ----------------------------------
                                                   Pasquale A. Ambrogio
                                             Vice President, Chief Financial
                                                         Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)

Date: March 25, 2002                    By:        /s/  DAVID GOTTERER
                                            ----------------------------------
                                                      David Gotterer
                                                         Director

Date: March 25, 2002                    By:       /s/  TERRY CHRISTENSEN
                                            ----------------------------------
                                                    Terry Christensen
                                                         Director

Date: March 25, 2002                    By:        /s/   DAVID MALCOLM
                                            ----------------------------------
                                                      David Malcolm
                                                         Director

Date: March 25, 2002                    By:        /s/   JEFF ROSENTHAL
                                            ----------------------------------
                                                      Jeff Rosenthal
                                                         Director