Form 10-Q
period 2002-03-31
GIANT GROUP LTD
filed 2002-05-15
CIK 41296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the first quarterly period ended March 31, 2002


                                GIANT GROUP, LTD.

       9440 Santa Monica Blvd. Suite 407, Beverly Hills, California 90210

                  Registrant's telephone number: (310) 273-5678

                         Commission File Number: 1-4323

                I.R.S. Employer Identification Number: 23-0622690

                        State of Incorporation: Delaware

  The Registrant has filed all reports required to be filed by Section 13 or 15
 (d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

   On May 8, 2002 the latest practicable date, there were 2,690,854 shares of
                           Common Stock outstanding.

                                GIANT GROUP, LTD.

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

                                                                                     Page No.
                                                                                     --------
Item 1.  Financial Statements

                  Consolidated Statement of Operations -
                  Three-Month Periods Ended March 31, 2001 and 2002                     3

                  Consolidated Balance Sheet -
                  December 31, 2001 and March 31, 2002                                  4

                  Consolidated Statement of Cash Flows -
                  Three-Month Periods Ended March 31, 2001 and 2002                     5

                  Notes to Consolidated Financial Statements                          6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            9


PART II.          OTHER INFORMATION
-----------------------------------

Item 1.  Legal Proceedings                                                             10

Item 6.  Exhibits and Reports on Form 8-K                                              10

                  (a) Exhibits

                  (b) Reports on Form 8-K

Signature                                                                              10

 ITEM 1.  FINANCIAL STATEMENTS

                                GIANT GROUP, LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               for the three-months ended March 31, 2001 and 2002
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                            Three-months ended
                                                                                 March 31,

                                                                        2001                 2002
                                                                  ----------------      ---------------
 Costs and expenses:
     General and administrative (Note 4)                              $        405          $       811
     Depreciation                                                                9                    7

                                                                  ----------------      ---------------
                                                                               414                  818
                                                                  ----------------      ---------------

 Other income:
     Investment and other income                                                16                   31
     Loss on sale of marketable securities                                       -                  (17)

                                                                  ----------------      ---------------
                                                                                16                   14

                                                                  ----------------      ---------------
 Net loss                                                             $       (398)         $      (804)
                                                                  ================      ===============



 Basic and diluted net loss per common share                          $      (0.13)         $     (0.30)
                                                                  ================      ===============



 Basic and diluted weighted average shares                               3,155,000            2,691,000
                                                                  ================      ===============

   The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                                GIANT GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

                                                                                            December 31,        March 31,
                                                                                                2001              2002
                                                                                           --------------      -----------
ASSETS                                                                                       (Audited)         (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $         857       $    1,136
   Marketable securities  (Note 5)                                                                 5,343            8,910
   Other receivables                                                                                 483                -
   Prepaid expenses and other assets                                                                 178              140

                                                                                           -------------       ----------
       Total current assets                                                                        6,861           10,186

Property and equipment, net                                                                           81               74

                                                                                           -------------       ----------
       Total assets                                                                        $       6,942       $   10,260
                                                                                           =============       ==========

LIABILITIES

Current liabilities:
   Accounts payable                                                                        $          74       $       56
   Accrued expenses                                                                                  214               97

                                                                                           -------------       ----------
       Total current liabilities                                                                     288              153
                                                                                           -------------       ----------

Commitments and Contingencies (Note 2)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued                              -                -
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued                         -                -
Common stock, $.01 par value; authorized 12,500,000 shares, 6,782,000 shares issued                   68               68
Capital in excess of par value (Note 3)                                                           35,255           35,827
Accumulated other comprehensive income (Note 4)                                                    2,012            5,697
Accumulated deficit                                                                               (1,831)          (2,635)

                                                                                           -------------       ----------
                                                                                                  35,504           38,957
Less 4,091,000 in 2001 and  2002 shares of Common Stock in treasury, at cost                     (28,850)         (28,850)
                                                                                           -------------       ----------

       Total stockholders' equity                                                                  6,654           10,107

                                                                                           -------------       ----------
       Total liabilities and stockholders' equity                                          $       6,942       $   10,260
                                                                                           =============       ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                GIANT GROUP, LTD.
                       CONSOLIDATED STATEMENT OF CASH FLOW
               for the three-months ended March 31, 2001 and 2002
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                              Three-months ended
                                                                                   March 31,
                                                                            2001               2002
                                                                         ----------         ----------
Operating Activities:
  Net loss                                                               $     (398)        $     (804)
  Adjustments to reconcile net loss to net cash used
    by operations:
     Depreciation                                                                 9                  7
     Loss on the sale of marketable securities                                    -                 17
  Changes in assets and liabilities:
    Decrease in prepaid expenses and other current assets                         5                522
    Decrease in accounts payable, accrued expenses and other                    (52)              (135)
                                                                         ----------         ----------
          Net cash used by operations                                          (436)              (393)
                                                                         ----------         ----------

Investing Activities:
  Sales of marketable securities                                                  -                100
  Purchases of marketable securities                                            (36)                 -
                                                                         ----------         ----------
        Net cash (used) provided by investing activities                        (36)               100
                                                                         ----------         ----------

Financing Activities:
  Repricing of stock options                                                      -                572
                                                                         ----------         ----------
        Net cash provided by investing activities                                 -                572
                                                                         ----------         ----------

(Decrease) increase in cash and cash equivalents                               (472)               279

Cash and cash equivalents:
  Beginning of period                                                         1,428                857
                                                                         ----------         ----------
  End of period                                                          $      956         $    1,136
                                                                         ==========         ==========

Supplemental disclosure of cash paid for:
  Income taxes                                                           $        3         $        -
  Interest                                                                        -                  -

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                                GIANT GROUP, LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-Q contains forward-looking statements concerning a number of risks and uncertainties involving GIANT GROUP, LTD. (herein referred to as the "Company", "Registrant" or "GIANT"). Forward-looking statements contain Company strategies, plans or intentions and maybe identified by words such as "believes", "expects", "predicts" or "could". Several factors, outside the control of the Company, may cause actual results to differ materially from those discussed in forward-looking statements. These factors include (1) availability of adequate working capital, (2) changing market values of the Company's investments, (3) outcome of litigation, (4) development and implementation of the Company's business plan and (5) changes in federal or state tax laws. In addition, forward-looking statements are dependent on Company-made assumptions and estimates that may not be correct. The Company believes that forward-looking statements, as part of this Form 10-Q, contain strategies, plans or intentions that are reasonable; however, the Company cannot give any assurance that the strategies, plans or intentions will be achieved.

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2001and 2002. These results have been determined on the basis of generally accepted accounting principles and practices accepted in the United States of America applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-K ("2001 Annual Report"). Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes in the 2001 Annual Report.

2.   Commitments and Contingencies
     -----------------------------

     The Company is involved in two legal proceedings which have been described in the Company's 2001 Annual Report on Form 10-K. Material changes to these legal proceedings during the three-months ended March 31, 2002 are described in the last two paragraphs of Footnote 2 below.

     GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen, LLP;
     -----------------------------------------------------------------------
Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H.
-------------------------------------------------------------------------
Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren &
----------------------------------------------------------------------------
Green, LLP; and Harriett Greenberg.
-----------------------------------

     On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Mr. Sands; Arthur Andersen; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. ("L.H. Friend"); Greg Presson; Friedman, Alpren & Green, LLP ("Friedman") and Harriett Greenberg ("Second Action"). This suit was filed as a result of the dismissal of an action first commenced by the Company in October, 2000, in the United States District Court for the Southern District of New York, entitled GIANT GROUP, LTD., Plaintiff
                                                ----------------------------
against Glenn Sands; Arthur Andersen, LLP; L.H. Friend, Weinress, Frankson &
----------------------------------------------------------------------------
Presson, Inc.; and Friedman, Alpren & Green, LLP ("First Action"). In this First
------------------------------------------------------------------
Action, the Company sought redress for injuries arising out of its acquisition of Periscope against the former principal of Periscope, Glenn Sands, the former auditors of Periscope, Friedman and Arthur Andersen, the latter of which also served previously as independent auditor for the Company, and the investment banking firm involved in the transaction, L.H. Friend. The Company's complaint variously alleged claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice. Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The

                                GIANT GROUP, LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

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

     On April 9, 2002, the Court did not grant Mr. Sands' motion to dismiss and Arthur Andersen and Richard Salute's motion to dismiss related to the Company's allegations of breach of contract and professional malpractice. The Court did grant Friedman and Harriett Greenberg's motion to dismiss, granted L.H. Friend's motion to dismiss, for lack of personal jurisdiction and granted Arthur Andersen and Richard Salute's motion to dismiss related to the Company's allegations of fraud, constructive fraud and negligent misrepresentation.

     The Court directed the remaining defendants to serve answers to the amended complaint by the end of April. The Court also directed the remaining parties to appear for a preliminary conference before the Court on May 14, 2002. Management is unable to predict the outcome of this matter at the present time.

     The Company is preparing a Motion To Reargue the dismissal of the defendants pursuant to the Court's April 16/th/ ruling. The Company is also drafting a Motion To Amend the complaint, as well as a First Amended Complaint. This First Amended Complaint is expected to assert new causes of action against all the remaining defendants and L.H. Friend, including breach of fiduciary duty, conspiracy, and for aiding-and-abetting a breach of fiduciary duty. It is hoped that the Court will permit the filing of the First Amended Complaint and/or will reconsider and reverse itself with respect to the dismissal of L.H. Friend, Greg Presson, Friedman, Alpren & Green, Harriet Greenberg and the additional claims against Arthur Andersen and Richard Salute.

     Arthur Andersen's counsel informed Company's Counsel by phone on May 3, 2002 that Arthur Andersen requested counsel to prepare a counterclaim against the Company based upon non-payment of fees. The Company nor its counsel has received any such counterclaim, nor did Andersen's attorney explain it in additional detail to Company's counsel.

     Company's counsel has issued discovery to the remaining defendants and it has subpoenaed documents from third parties, including Ernst & Young, who were Periscope's Auditors before Arthur Andersen. It also seeks to take the depositions of several individuals, including Glenn Sands and Richard Salute.

     The Court directed the remaining parties to appear for a preliminary conference before the Court on May 14, 2002. However, the Court also directed the remaining defendants to serve answers to the amended complaint by the end of May. Andersen' s counsel is seeking an extension of the deadline to file its answer to the amended complaint to June 11, 2002. No decision has been made to extend the deadline of the amended complaint. Management is unable to predict the outcome of this matter at the present time.

3.   Comprehensive Income
     --------------------

     The changes in components of comprehensive income for the three months ended March 31, 2001 and 2002 are as follows:

                                                     2001             2002
                                                   --------         --------
Other comprehensive income:
  Unrealized gains on marketable
  securities, net                                  $  1,751         $  3,685

  Net loss                                             (398)            (804)

                                                   --------         --------
Comprehensive income                               $  1,353         $  2,881
                                                   ========         ========

     Management believes no income taxes will be paid on the Company's unrealized gains on marketable securities due to the Company's Federal and State net operating loss carry forwards.

4.   Repricing of Stock Options
     --------------------------

     On February 1, 2002, the Company adopted a plan for the exchange of stock options to purchase Common Stock. Under this plan, option holders elected to exchange their options for a fewer number of options at an exercise price of $.45, the closing price on February 1, 2002. The expiration date remains the same as the date prior to the exchange. The plan was approved by the Executive and Compensation Committee of the Board.

     On February 1, 2002, options to purchase approximately 2,076,000 shares of Common Stock were exchanged for options to purchase approximately 1,107,000 shares of Common Stock and compensation expense of approximately $572 was recorded for the three-months ended March 31, 2002.

                                GIANT GROUP, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, expect per share amounts)

5.   Subsequent Events
     -----------------

     Checkers Common Stock

     In April 2002, the Company paid $712 in cash to exercise 237,416 warrants to purchase Checkers common stock at $3.00 per share. On May 2, 2002, the Company sold 11,000 shares on the open market, received net proceeds of $137 and recognized a gain of $104. On May 3, 2002, the fair market value of the Company's investment of 983,699 shares of Checkers common stock was approximately $12,000, representing approximately 8.3% of the company's outstanding shares.

     Periscope Sportswear, Inc. ("Periscope")

     On October 31, 2000, Periscope delivered peaceful possession of all of its assets to Century Business Credit ("Century"). At the time Periscope was in default under its factoring agreement with Century. Simultaneously with the completion of such transaction Century licensed certain Periscope trademarks to Alarmex Holdings, LLC. ("Alarmex"). Under the agreement, among other things, Century receives a royalty equal to a percentage of Alarmex's sales. Century has agreed to pay GIANT a portion of the amount it receives from Alarmex until GIANT has recovered $3 million (the amount of cash collateral deposited by GIANT).
On May 13, 2002, Century has informed GIANT that Periscope's bankruptcy Trustee has contacted Century and may seek to obtain such payments for the benefit of Periscope's creditors. GIANT has not yet been contacted by Periscope's trustee.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (Dollars in thousands except per share amounts)

Results of Operations for the Three-Months Ended March 31, 2002 Versus March 31,
--------------------------------------------------------------------------------
2001
----

     General and administrative expenses for the three-months ended March 31, 2002 included compensation expense of $572 related to the repricing of stock options in February 2002. Excluding this expense, general and administrative expenses for the three-months ended March 31, 2002 decreased $166 to $239 from $405 for the comparable period in 2001. This decrease in general and administrative expenses resulted primarily from lower legal and audit fees of $52 and $24, lower corporate salaries and related expenses of $41 and lower insurance premiums of $36, primarily from the decrease in Directors and Officers liability coverage.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents, marketable securities and other receivables at March 31,2002 increased $3,363 to $10,046 compared to $6,683 at December 31, 2001. This increase in liquidity resulted primarily from the appreciation of the Company's investment in Checkers common stock of $3,680, reduced by working capital needed for the Company's expenses during the current quarter.

     In April 2002, the Company paid $712 in cash to exercise 237,416 warrants to purchase Checkers common stock at $3.00 per share. On May 2, 2002, the Company sold 11,000 shares on the open market, received net proceeds of $137 and recognized a gain of $104. On May 3, 2002, the fair market value the Company's investment of 983,699 shares of Checkers common stock was approximately $12,000. On December 31, 2001, this similar investment would have been valued at $6,000.

     The Company's current liquidity is provided by cash, investment and other income and the proceeds from the sale of marketable securities. Management believes that the current liquidity is sufficient for the Company's near-term operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     The Company's primary financial instruments consist of money market funds paying interest at varying interest rates and equity securities. The Company's market risk is the potential decrease in the value of the Company's financial instruments resulting from lower market prices. The Company does not enter into derivatives for trading or interest rate exposure. The Company attempts to make prudent and informed business decisions before investing in equity securities.

     For the three months ended March 31, 2002, the Company believes there was no material change in the nature of the Company's primary financial instruments and related market risk. However, the market value of the Company's primary financial instrument, its holdings of approximately 757,000 shares of Checkers common stock, increased $3,680 or approximately 80% to $8,323 at March 31, 2002 from $4,643 at December 31, 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

           For information regarding legal matters, see Note 2 of the Notes to Consolidated Financial Statements on page 6 of this Form 10-Q and Item 3 "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 2002.

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

Date: May 8, 2002