Form 10-Q
period 2002-06-30
GIANT GROUP LTD
filed 2002-08-14
CIK 41296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Period: Second quarterly period ended June 30, 2002

Registrant: GIANT GROUP, LTD.

Address: 9440 Santa Monica Blvd. Suite 407, Beverly Hills, California 90210

Telephone number: (310) 273-5678

Commission File Number: 1-4323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation: Delaware

The Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

On August 13, 2002 the latest practicable date, there were 2,728,354 shares of Common Stock outstanding.

GIANT GROUP, LTD.

ITEM 1.  FINANCIAL STATEMENTS

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six-month periods ended June 30, 2001 and 2002
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-months ended June 30,		Six-months ended June 30,
	2001	2002	2001	2002

Costs and expenses:
General and administrative	$385	$398	$790	$637
Repricing of stock options (Note 5)	—	99	—	671
Tender Offer (Note 6)	88	—	88	—
Depreciation	8	7	17	14

	481	504	895	1,322

Other income:
Investment and other income	57	31	73	62
Gain (loss) on sale of marketable securities	(2)	144	(2)	127

	55	175	71	189

Net loss	$(426)	$(329)	$(824)	$(1,133)

Basic and diluted net loss per common share	$(0.14)	$(0.12)	$(0.27)	$(0.42)

Weighted average shares - basic and diluted	2,998,000	2,708,000	3,075,000	2,699,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2001	June 30 2002,

	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$857	$381
Marketable securities (Note 2)	5,343	12,203
Other receivables, net	503	29
Prepaid expenses and other assets	158	78

Total current assets	6,861	12,691
Furniture and equipment, net	81	67

Total assets	$6,942	$12,758

LIABILITIES
Current liabilities:
Accounts payable	$74	$10
Accrued expenses	214	199

Total current liabilities	288	209

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares; 6,782,000 and 6,819,000 shares issued in 2001 and 2002, respectively (Note 5)	68	69
Capital in excess of par value (Note 5)	35,255	35,942
Accumulated other comprehensive income, unrealized gains on marketable securities classified as available-for-sale (Note 4)	2,012	8,352
Accumulated deficit	(1,831)	(2,964)

	35,504	41,399
Less:
4,091,000 shares of Common Stock in treasury, at cost at 2002 & 2001	(28,850)	(28,850)

Total stockholders' equity	6,654	12,549

Total liabilities and stockholders' equity	$6,942	$12,758

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2001 and 2002
(Unaudited)
(Dollars  in thousands, except per share amounts)

	Six-months ended June 30,
	2001	2002

Operating Activities:
Net loss	$(824)	$(1,133)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	17	14
(Gain) loss on the sale of marketable securities	2	(127)
Repricing of stock options	—	671
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses and other assets	334	554
Decrease in accounts payable, accrued expenses and other liabilities	(152)	(79)

Net cash used by operations	(623)	(100)

Investing Activities:
Sales of marketable securities	252	318
Purchases of marketable securities	(745)	(711)
Proceeds from short-term margin loan	246	—

Net cash used by investing activities	(247)	(393)

Financing Activities:
Proceeds from stock options exercised	—	17
Repurchase of Common Stock - Tender Offer	(241)	—

Net cash used (provided) by financing activities	(241)	17

Decrease in cash and cash equivalents	(1,111)	(476)

Cash and cash equivalents:
Beginning of period	1,428	857

End of period	$317	$381

Supplemental disclosure for cash paid for:
Income taxes	$3	$—
Interest	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

          This Form 10-Q contains forward-looking statements concerning a number of risks and uncertainties involving GIANT GROUP, LTD. (herein referred to as the “Company”, “Registrant” or “GIANT”). Forward-looking statements contain Company strategies, plans or intentions and maybe identified by words such as “believes”, “expects”, “predicts” or “could”. Several factors, outside the control of the Company, may cause actual results to differ materially from those discussed in forward-looking statements. These factors include (1) availability of adequate working capital, (2) changing market value of the Company’s investments, (3) outcome of litigation, (4) development and implementation of the Company’s business plan and (5) changes in federal or state tax laws.  In addition, forward-looking statements are dependent on Company-made assumptions and estimates that may not be correct. The Company believes that forward-looking statements, as part of this Form 10-Q, contain strategies, plans or intentions that are reasonable; however, the Company cannot give any assurance that the strategies, plans or intentions will be achieved.

1.       Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2002.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K.  Certain 2001 amounts have been reclassified to conform to the 2002 presentation.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 2001 Annual Report on Form 10-K.

2.       Marketable Securities

          In April 2002, the Company paid $711 in cash to exercise 237,416 warrants to purchase Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock at $3.00 per share. In May 2002, the Company sold 16,700 shares of Checkers common stock on the open market, received net proceeds of $206 and recognized a gain of $144. At June 30, 2002, the Company owned 977,999 shares of Checkers common stock, approximately 8% of the company’s total outstanding common stock. The market value of these shares, based on the closing price of the company’s common stock, was $11,619, an increase of $6,977 over the market value at December 31, 2001. At June 30, 2002, the market value of these shares represented 91% of the Company’s total assets.

          On July 22, 2002, Checkers announced its results for the second quarter ended June 17, 2002. Net income and diluted earnings per share for the current second quarter increased to $2,665 and $.23 per share from $776 and $.07 per share in the second quarter of 2001, respectively. On August 13, 2002, the market value of these shares, based on the closing price base on the company’s common stock had decreased $4,294 to $7,325 from $11,619 at June 30, 2002. Management believes the company’s liquidity continues to be sufficient to fund its current operating expenses.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

3.       Commitments and Contingencies

          The Company is involved in the following litigation. The first two proceedings were disclosed in the Company’s 2001 Annual Report on Form 10-K.  The third proceeding commenced in May 2002.

Mittman, et al. v. Rally’s Hamburgers, Inc., et al. (Civ. No.C-94-0039-L(CS))

          In 1994, two class action lawsuits were filed in the United States District Court for the Western District of Kentucky (“Court”), purportedly on behalf of Rally’s shareholders, against Rally’s, certain Rally’s former officers, directors and shareholders, its former auditors and GIANT. The two lawsuits were consolidated and allege the defendants violated the Securities Exchange Act of 1934, as amended (“Exchange Act”), among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of Rally’s common stock and seek unspecified damages, including punitive damages.

          On April 15, 1994, GIANT filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification. On July 31, 1995, the plaintiffs renewed this motion and on April 16, 1996, the Court certified the class.

          Fact discovery was completed by summer 1999. Expert discovery was completed in early spring 2000. On August 18, 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law.  On January 25, 2001, plaintiffs filed oppositions to the defendant’s motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. The motions are presently pending before the Court.

          The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted.  The  last conference was mediated by Judge Irving in January 2000. The Court has not set a trial date and generally will not schedule a trial date until it has ruled on pending summary judgment motions.

          The Company denies all wrongdoing and intends to continue to vigorously defend itself in this lawsuit. The Company is unable to predict the outcome of this lawsuit.

          GIANT GROUP, LTD. Plaintiff against Glenn Sands; Arthur Andersen, LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP  and Harriett Greenberg.

          On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York (“Court”) against Glenn Sands; Arthur Andersen, LLP (“Arthur Andersen”); Richard  Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”); Greg Presson; Friedman, Alpren & Green, LLP (“Friedman”) and Harriett Greenberg (“Second Action”). This suit was filed as a result of the dismissal of an action first commenced by the Company in October 2000, in the United States District Court for the Southern District of New York, entitled GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen, LLP; L.H. Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green, LLP (“First Action”). In this First Action, the Company sought redress for injuries arising out of its acquisition of Periscope Sportswear, Inc. (“Periscope”) against the former principal of Periscope, Glenn Sands, the former auditors of Periscope, Friedman and Arthur Andersen, the latter of which also served previously as independent auditor for the Company, and the investment banking firm involved in the transaction, L.H. Friend.  The Company’s complaint variously alleged claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice.  Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The First Action was dismissed by the federal court on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

remaining state law claims.  The Second Action’s complaint primarily alleges the same claims as the First Action. All defendants moved to dismiss the Second Action.

          On April 16, 2002, the Court issued an opinion on the motions to dismiss.  In its decision, the Court denied Mr. Sands’ motion to dismiss and Arthur Andersen and Richard Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. The Court did grant Friedman and Harriett Greenberg’s motion to dismiss, granted L.H. Friend’s motion to dismiss for lack of personal jurisdiction, and granted Arthur Andersen and Richard Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation.

          The Company filed a Motion to Reargue the dismissal of the defendants pursuant to the Court’s April 16, 2002 ruling. The Company also filed a Motion for Permission To File a First Amended Complaint. The proposed First Amended Complaint would assert new causes of action against all the remaining defendants and L.H. Friend, including breach of fiduciary duty, conspiracy and for aiding-and-abetting a breach of fiduciary duty.The responsive briefs to both motions from the defendants are due to be filed in August 2002.  No decision is expected from the Court until at least September 2002.

          The Company has now issued discovery to the remaining defendants and it has subpoenaed documents from third parties. It also seeks to take the depositions of several individuals, including Glenn Sands and Richard Salute. Discovery proceedings will continue for the next several months.

          In July 2002, Arthur Andersen filed a counterclaim against GIANT alleging nonpayment of certain fees of approximately $105 that relate to alleged services provided in 2000.  GIANT filed a Motion to Dismiss this counterclaim on July 17, 2002.  The Court also directed the remaining parties to appear for a compliance conference before the Court on September 10, 2002.

          Management is unable to predict the outcome of this matter at the present time.

Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. v. GIANT GROUP, LTD., Burt Sugarman and David Gotterer

          On or about May 31, 2002, the Trustee administering the bankruptcy of Periscope Sportswear, Inc. (“Periscope”) filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against GIANT, Burt Sugarman and David Gotterer. This adversary action seeks recovery of certain allegedly inappropriate payments made or owing to GIANT before and after Periscope filed for bankruptcy in November 2000. The total sum sought in this adversary action is approximately $3,978. GIANT et al. filed an Answer to this adversary action on or about June 28, 2002, denying the allegations and demanding strict proof thereof.  The parties appeared for a status conference before the bankruptcy court on July 12, 2002.  This status conference was adjourned until August 19, 2002.

          The Company denies wrongdoing and intends to vigorously defend itself in this lawsuit. Management is unable to predict the outcome of this matter at the present time. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position and results of operations.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

4.        Comprehensive Income (Expense)

            The changes in components of comprehensive income for the six months ended June 30, 2001 and 2002 are as follows:

	2001			2002

	Pre-Tax Amount	Tax Provision	Net Amount	Pretax Amount	Tax Provision	Net Amount

Other comprehensive income:
Unrealized gains on marketable securities, net	$2,084	$—	$2,084	$6,340	$—	$6,340
Net loss			(824)			(1,133)

Comprehensive income:			$1,260			$5,207

            Management believes no income taxes will be paid on the Company’s unrealized gains on marketable securities due to the Company’s Federal and State net operating loss carry forwards.

5.        Repricing of Stock Options

            On February 1, 2002, the Company adopted a plan for the exchange of stock options to purchase Common Stock. Under this plan, option holders were given the opportunity to exchange their options for a fewer number of options at an exercise price of $.45, the closing price on February 1, 2002. The expiration date remains the same as the date prior to the exchange. The plan was approved by the Executive and Compensation Committee of the Board.

            On February 1, 2002, options to purchase approximately 2,076,000 shares of Common Stock were exchanged for options to purchase approximately 1,107,000 shares of Common Stock and compensation expense of approximately $671 was recorded for the six-months ended June 30, 2002.

            During the current quarter, 37,500 options were exercised by certain Directors of the Company. The Company received proceeds of $17.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

6.        Tender Offer

            On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $.50 net per share (“Tender Offer”). The Company intended to deregister its shares under the Exchange Act of 1934, as amended and become a private company if the number of stockholders numbered less than 300 after the Tender Offer was completed.

            The expiration date of the Tender Offer, extended twice by the Company, was May 29, 2001. The Company purchased four hundred eighty-three thousand nine hundred eighteen (483,918) shares and remains a public company.  For the six months ended June 30, 2001, the Company incurred one-time costs related to the Tender Offer of $88.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)

Results of Operations for the Three-Months Ended June 30, 2002 Versus June 30, 2001

            Total costs and expenses for the three-months ended June 30, 2002 increased $23 to $504 from $481 for the comparable period in 2001.

            General and administrative expenses for the three-months ended June 30, 2002 increased $13 to $398 from $385 for the comparable 2001 period. In the current quarter, professional fees increased $96 primarily due to higher legal fees related to the Periscope bankruptcy litigation. Additionally, corporate office salaries, taxes and employee health insurance decreased $43, insurance premiums, primarily from the additional lower Directors and Officers liability coverage decreased $35 and corporate office expense decreased $20.

            For the three-months ended June 30, 3002, the Company recorded a non-cash expense of $99 related to the February 2002 repricing of the Company’s stock options. This additional expense was recorded because of the increase in the Company’s stock price during the current quarter. In 2001, a non-cash expense of $88 was recorded related to the Company’s Tender Offer.

            Other income for the three-months ended June 30, 2002 increased $120 to $175 from $55 in the comparable 2001 period.  In 2002, the Company recorded higher revenue of $144 related to sale of marketable securities. In 2001, the Company recorded higher revenue from litigation resolved in 2000 of $112, which was mostly offset by an unrealized loss of $87 related to a bond investment accounted for as a trading security.

Results of Operations for the Six Months Ended June 30, 2002 Versus June 30, 2001

            Total costs and expenses for the six-months ended June 30, 2002 increased $427 to $1,322 from $895 for the comparable period in 2001.

            General and administrative expenses for the six-months ended June 30, 2002 decreased $153 to $637 from $790 for the comparable 2001 period primarily due to lower corporate office salaries, taxes, & employee health insurance of $84 and lower insurance premiums of $71, primarily from the decrease in Directors and Officers liability coverage.

            For the six-months ended June 30, 2002, the Company recorded a non-cash expense of $671 related to the February 2002 repricing of the Company’s stock options. For the six-months ended June 30, 2001, a non-cash expense of $88 was recorded related to the Company’s Tender Offer.

            Other income for the six-months ended June 30, 2002 increased $118 to $189 from $71 in the comparable 2001 period.  In 2002, the Company recorded higher income of $129 related to the gain on the sales of marketable securities. In 2001, the Company recorded higher revenue from litigation resolved in 2000 of $85 and higher interest income of $11, mostly offset by an unrealized loss of $81 related to a bond investment accounted for as a trading security.

Liquidity and Capital Resources

            Cash and cash equivalents and marketable securities at June 30, 2002 increased $6,384 to $12,584 compared with $6,200 at December 31, 2001. The increase in liquidity resulted primarily from the appreciation of the Company’s investment in Checkers common stock for $6,977. Liquidity decreased during the current period due to the Company's use of cash for current operating expenses and purchases, net of sales, of marketable securities.  The Company’s working capital increased $5,909 to $12,482 at June 30, 2002 from $6,573 at December 31, 2001.

            Cash and cash equivalents, marketable securities and investment income provide the Company’s current liquidity.  Management believes that this liquidity is sufficient for the Company to fund its current operating expenses.

            On August 13, 2002, the market value of the Company’s 977,999 shares of Checkers common stock, approximately 8% of the company’s total outstanding common stock, had decreased $4,294 to $7,325 from $11,619

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amounts)

at June 30, 2002. Management believes the Company’s liquidity continues to be sufficient to fund its current operating expenses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company’s primary financial instruments consist of money market funds paying interest at varying interest rates and equity securities.  The Company’s market risk is the potential decrease in the value of the Company’s financial instruments resulting from lower market prices.  The Company does not enter into derivatives for trading or interest rate exposure. The Company attempts to make prudent and informed business decisions before investing in equity securities.

            During the six months ended June 30, 2002, the Company sold its remaining investment in corporate debt securities. The Company’s remaining financial instruments and related market risk remained unchanged.  At June 30, 2002, the market value of the Company’s primary financial instrument, its holdings of 977,999 shares of Checkers common stock, represents 91% of the Company’s total assets.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings.

For information regarding legal matters, see Note 3 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and Item 3 “Legal Proceedings” reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4.      Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 5, 2002.  The stockholders elected a Board of five directors and ratified the appointment of Stonefield Josephson, Inc. as the Company’s independent auditors.

Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

Board of Directors	For	Against	Abstain

Terry Christensen	2,270,414	—	271,302
David Gotterer	2,270,414	—	271,302
David Malcolm	2,270,414	—	271,302
Jeffrey Rosenthal	2,270,414	—	271,302
Burt Sugarman	2,270,401	—	271,315

Ratify appointment of Stonefield Josephson, Inc. as Company’s Independent auditors	2,271,914	268,878	924

Item 6.      Exhibits and Reports on Form 8-K

Exhibit 99.1.1 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Burt Sugarman

Exhibit 99.1.2 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Pasquale A. Ambrogio

There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

Items 2, 3, and 5 are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

	By:	/s/ Pasquale A. Ambrogio

Pasquale A. Ambrogio
Vice President, Chief Financial Officer,
Secretary and Treasurer
Date: August 13, 2002