Form 10-Q
period 2002-09-30
GIANT GROUP LTD
filed 2002-11-15
CIK 41296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Period:  Third quarter ended September 30, 2002

GIANT GROUP, LTD.
Registrant

Address: 9440 Santa Monica Blvd. Suite 407, Beverly Hills, CA 90210

Registrant’s telephone number: (310) 273-5678

Commission File Number: 1-4323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation: Delaware

The Registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

On November 7, 2002, the latest practicable date, there were 2,728,354 shares of Common Stock outstanding.

GIANT GROUP, LTD.

(a) Exhibits

(b) Reports on Form 8-K

Signatures	13

ITEM 1.   FINANCIAL STATEMENTS

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine-month periods ended September 30, 2001 and 2002
(Unaudited)
(Dollars  in thousands, except per share amounts)

	Three-months ended September 30,		Nine-months ended September 30,

	2001	2002	2001	2002

Costs and expenses:
General and administrative	$279	$312	$1,069	$949
Repricing of stock options (Note 5)	—	(278)	—	393
Tender Offer (Note 6)	—	—	88	—
Depreciation	8	7	25	21

	287	41	1,182	1,363

Other income:
Investment and other income	78	28	151	90
Gain (loss) on sale of marketable securities	96	(13)	94	114

	174	15	245	204

Net loss	$(113)	$(26)	$(937)	$(1,159)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.32)	$(0.43)

Weighted average shares - basic and diluted	2,691,000	2,728,000	2,945,000	2,709,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2001	September 30, 2002

	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$857	$154
Marketable securities (Note 2)	5,343	8,175
Other receivables, net	503	20
Prepaid expenses and other assets	158	74

Total current assets	6,861	8,423
Furniture and equipment, net	81	60

Total assets	$6,942	$8,483

LIABILITIES
Current liabilities:
Accounts payable	$74	$—
Accrued expenses	214	199

Total current liabilities	288	199

COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares; 6,782,000 and 6,819,000 shares issued in 2001 and 2002, respectively (Note 5)	68	69
Capital in excess of par value (Note 5)	35,255	35,663
Accumulated other comprehensive income, unrealized gains on marketable securities classified as available-for-sale (Note 4)	2,012	4,392
Accumulated deficit	(1,831)	(2,990)

	35,504	37,134
Less:
4,091,000 shares of Common Stock in treasury, at cost in 2001 & 2002	(28,850)	(28,850)

Total stockholders’ equity	6,654	8,284

Total liabilities and stockholders’ equity	$6,942	$8,483

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
for the nine-months ended September 30, 2001 and 2002
(Unaudited)
(Dollars  in thousands, except per share amounts)

	Nine-months ended September 30,

	2001	2002

Operating Activities:
Net loss	$(937)	$(1,159)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	25	21
(Gain) on the sale of marketable securities	(94)	(114)
Changes in assets and liabilities:
Decrease in other receivables and prepaid expenses and other assets	272	567
Decrease in accounts payable, accrued expenses and other liabilities	(156)	(89)

Net cash used by operations	(890)	(774)

Investing Activities:
Sales of marketable securities	1,480	373
Purchases of marketable securities	(842)	(712)
Net proceeds from sale of property and equipment	10	—
Proceeds from short-term margin loan	246	—
Payment of short-term margin loan	(246)	—

Net cash provided (used) by investing activities	648	(339)

Financing Activities:
Proceeds from stock options exercised	—	17
Repricing of stock options	—	393
Repurchase of Common Stock - Tender Offer	(241)	—

Net cash (used) provided by financing activities	(241)	410

Decrease in cash and cash equivalents	(483)	(703)
Cash and cash equivalents:
Beginning of period	1,428	857

End of period	$945	$154

Supplemental disclosure for cash paid for:
Income taxes	$—	$—
Interest	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

             This Form 10-Q contains forward-looking statements concerning a number of risks and uncertainties involving GIANT GROUP, LTD. (herein referred to as the “Company”, “Registrant” or “GIANT”). Forward-looking statements contain Company strategies, plans or intentions and may be identified by words such as “believes”, “expects”, “predicts” or “could”. Several factors, outside the control of the Company, may cause actual results to differ materially from those discussed in forward-looking statements. These factors include (1) availability of adequate working capital, (2) changing market value of the Company’s investments, (3) outcome of litigation, (4) development and implementation of the Company’s business plan and (5) changes in federal or state tax laws.  In addition, forward-looking statements are dependent on Company-made assumptions and estimates that may not be correct. The Company believes that forward-looking statements, as part of this Form 10-Q, contain strategies, plans or intentions that are reasonable; however, the Company cannot give any assurance that the strategies, plans or intentions will be achieved.

1.          Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2002.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K.  Certain 2001 amounts have been reclassified to conform to the 2002 presentation.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 2001 Annual Report on Form 10-K.

2.          Marketable Securities

             At December 31, 2001 and September 30, 2002, the Company owned 757,283 and 977,999 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock, approximately 7% and 8% of Checkers’ total outstanding common stock. The market value of these shares, based on the closing price on these respective dates, was $4,642 and $7,824, representing approximately 75% and 94% of the Company’s total liquidity.

             In April 2002, the Company paid $712 in cash to exercise 237,416 warrants to purchase Checkers common stock at $3.00 per share. In May 2002, the Company sold 16,700 shares of Checkers common stock on the open market, received net proceeds of  $207 and recognized a gain of  $145.

             On October 16, 2002, Checkers announced that net income for the third quarter ended September 9, 2002 increased to $2,686 from $452 in the prior quarter. Revenue for the third quarter of 2002 increased 11.6% to $42.4 million from $37.9 million in the third quarter of 2001, due to higher comparable store sales and the reacquisition of franchise restaurants. In addition, overall restaurant operating margins increased 5% for the third quarter of 2002 over the third quarter of 2001 due to timelier decisions on product movement and labor scheduling resulting from the new system-wide POS

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

system.  As of September 9, 2002, Checkers and its franchisees own 402 Checkers restaurants operating primarily in the Southeastern United States and 387 Rally’s restaurants operating primarily in the Midwestern United States.

3.          Commitments and Contingencies

             The Company is involved in the following litigation.

GIANT GROUP, LTD., Plaintiff against Glenn Sands; Arthur Andersen, LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP  and Harriett Greenberg.

             The following material developments have occurred since the disclosure of this litigation in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

             The Company filed a Motion to Reargue the dismissal of the defendants pursuant to the Court’s April 16, 2002 ruling.   The Company also filed a Motion for Permission To File a First Amended Complaint.   The proposed First Amended Complaint would assert new causes of action against all the remaining defendants and L.H. Friend, including breach of fiduciary duty, conspiracy and for aiding-and-abetting a breach of fiduciary duty.   A hearing on these motions was held on October 10, 2002 and the Court has indicated that it would attempt to issue a decision by December 2002.  A status conference has been scheduled to take place on December 12, 2002.

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

Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. v. GIANT GROUP, LTD., Burt Sugarman and David Gotterer

             On or about May 31, 2002, the Trustee administering the bankruptcy of Periscope Sportswear, Inc. (“Periscope”) filed an adversary action in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against GIANT, Burt Sugarman and David Gotterer. This adversary action seeks recovery of certain allegedly inappropriate payments made or owing to GIANT before and after Periscope filed for bankruptcy in November 2000. The total sum sought in this adversary action is approximately $3,978. GIANT et al. filed an Answer to this adversary action on or about June 28, 2002, denying the allegations and demanding strict proof thereof.

             On November 7, 2002, the parties orally agreed to a settlement of all filed or unfiled claims against the parties in this action, subject to Bankruptcy Court approval. A written settlement is currently being finalized. Under this settlement, GIANT does not admit nor concede any wrongdoing. Century has been directed by the Company to transfer the following

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

funds to the Trustee: approximately $404 which Century is currently holding on the Company’s behalf; approximately $171 as these funds become available under the October 2000 agreement, between Century and GIANT and divide $1,450 equally between the Trustee and the Company as the funds become available under the October 2000 agreement between Century and GIANT. In the opinion of GIANT’s management, this settlement will not have any material adverse effect on the Company’s consolidated financial position and results of operations.

             In addition, under this settlement, the Trustee will permit GIANT to file a Proof of Claim of up to $1,050 is to the amounts paid to the Trustee as set forth in the previous paragraph.

Mittman, et al. v. Rally’s Hamburgers, Inc., et al. (Civ. No.C-94-0039-L(CS))

             There were no material developments since the disclosure of this litigation in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

4.          Comprehensive Income (Expense)

             The changes in components of comprehensive income for the nine months ended September 30, 2001 and 2002 are as follows:

	2001			2002

	Pre-Tax Amount	Tax Provision	Net Amount	Pretax Amount	Tax Provision	Net Amount

Other comprehensive income:
Unrealized gains on marketable securities, net	$1,382	$—	$1,382	$2,380	$—	$2,380
Net loss			(937)			(1,159)

Comprehensive income			$445			$1,221

             Management believes no income taxes should be recorded for the Company’s unrealized gains on marketable securities due to the Company’s Federal and State net operating loss carry forwards.

5.          Repricing of Stock Options

             On February 1, 2002, the Company adopted a plan for the exchange of stock options to purchase Common Stock. Under this plan, option holders were given the opportunity to exchange their options for a fewer number of options at an exercise price of $0.45, the closing price on February 1, 2002. The expiration date remains the same as the date prior to the exchange. The plan was approved by the Executive and Compensation Committee of the Board.

             On February 1, 2002, options to purchase approximately 2,076,000 shares of Common Stock were exchanged for options to purchase approximately 1,107,000 shares of Common Stock. For the nine-months ended September 30, 2002, the Company recorded compensation expense of approximately $393 related to the repricing of the stock options.

GIANT GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

             During the 2nd quarter of 2002, the Company received proceeds of $17 from the exercise of  37,500 stock options by certain Directors of the Company.

6.          Tender Offer

             On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its Common Stock and associated Preferred Stock Purchase Rights for $0.50 net per share (“Tender Offer”). The Company intended to deregister its shares under the Exchange Act and become a private company if the number of stockholders numbered less than 300 after the Tender Offer was completed.

             The expiration date of the Tender Offer, extended twice by the Company, was May 29, 2001. The Company purchased four hundred eighty-three thousand nine hundred eighteen (483,918) shares and remains a public company.  For the nine months ended September 30, 2001, the Company incurred one-time costs related to the Tender Offer of $88.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amount)

Results of Operations for the Three-Months Ended September 30, 2002 Versus September 30, 2001

             Total costs and expenses for the three-months ended September 30, 2002 decreased $246 to $41 from $287 for the comparable period in 2001.

             General and administrative expenses for the three-months ended September 30, 2002 increased $33 to $312 from $279 for the comparable 2001 period. In the current quarter, an increase in professional fees and rent due to the adjustment of current year accruals was offset by a decrease in insurance premiums.

             For the three-months ended September 30, 2002, the Company recorded non-cash income of $278 related to the February 2002 repricing of the Company’s stock options. This resulted from the reduction of the Company’s stock price during the current quarter compared to the second quarter of 2002.

             Other income for the three-months ended September 30, 2002 decreased $159 to $15 from $174 in the comparable 2001 period.  In 2002, the Company recorded lower interest income of $50 due to the sale of a bond investment accounted for as a trading security and a loss of $13 related to sale of marketable securities, compared to a gain of $96 in 2001.

Results of Operations for the Nine Months Ended September 30, 2002 Versus September 30, 2001

             Total costs and expenses for the nine-months ended September 30, 2002 increased $181 to $1,363 from $1,182 for the comparable period in 2001.

             General and administrative expenses for the nine-months ended September 30, 2002 decreased $120 to $949 from $1,069 for the comparable 2001 period, primarily due to lower insurance premiums of $103, primarily related to the decrease in Directors and Officers liability coverage, and lower corporate office salaries, taxes, & employee health insurance of  $80. These decreases were offset by an increase in legal expenses of $63, primarily due to the Periscope bankruptcy litigation.

             For the nine-months ended September 30, 2002, the Company recorded a non-cash expense of $393 related to the February 2002 repricing of the Company’s stock options. For the nine-months ended September 30, 2001, one-time costs of $88 were recorded related to the Company’s Tender Offer.

             Other income for the nine-months ended September 30, 2002 decreased $41 to $204 from $245 in the comparable 2001 period. In 2002, the Company recorded higher interest income of $23 and income of $20 related to the gain on the sales of marketable securities. In 2001, the Company recorded higher revenue from litigation resolved in 2000 of $85.

Liquidity and Capital Resources

             Cash and cash equivalents and marketable securities at September 30, 2002 increased $2,129 to $8,329 compared with $6,200 at December 31, 2001. The increase in liquidity resulted primarily from the appreciation of the Company’s investment in Checkers common stock of $2,531, offset by the Company’s use of cash for current operating expenses. The Company’s working capital increased $1,651 to $8,224 at September 30, 2002 from $6,573 at December 31, 2001.

             Cash and cash equivalents, marketable securities and investment income provide the Company’s current liquidity.  Management believes that this liquidity is sufficient for the Company to fund its current operating expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands except per share amount)

Critical Accounting Policies and Estimates

             Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for expenses related to GIANT operating as a public company and other costs. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company’s primary financial instruments consist of equity securities and money market funds paying interest at varying interest rates.  The Company’s market risk is the potential decrease in the value of the Company’s financial instruments resulting from lower market prices.  The Company does not enter into derivatives for trading or interest rate exposure. The Company attempts to make prudent and informed business decisions before investing in equity securities.

             During the nine months ended September 30, 2002, the Company sold its remaining investment in corporate debt securities. The Company’s remaining financial instruments and related market risk remained unchanged.  At September 30, 2002, the market value of the Company’s primary financial instrument, its holdings of 977,999 shares of Checkers common stock, represents 94% of the Company’s total liquidity.

ITEM 4.	CONTROLS AND PROCEDURES

             Based on the evaluation of the Company's disclosure controls and procedures by Burt Sugarman, the Company's Chief Executive Officer and Pasquale A. Ambrogio, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

             There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal matters, see Note 3 of the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q and Item 3 “Legal Proceedings” reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 6.	Exhibits and Reports on Form 8-K

There were no exhibits or reports filed on Form 8-K for the quarter ended September 30, 2002.

Items 2, 3, 4 and 5 are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

	By:	/s/ PASQUALE A. AMBROGIO

Pasquale A. Ambrogio Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 7, 2002

I, Burt Sugarman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIANT GROUP, LTD.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the condensed consolidated financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13(a) and 15(d), for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other Certifying Officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant’s other Certifying Officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Burt Sugarman
Chief Executive Officer

I, Pasquale A. Ambrogio, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIANT GROUP, LTD.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the condensed consolidated financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13(a) and 15(d), for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other Certifying Officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other Certifying Officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/  Pasquale A. Ambrogio
Vice President, Chief Financial Officer and Secretary