Form 10-K
period 2002-12-31
GIANT GROUP LTD
filed 2003-03-31
CIK 41296

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (“Exchange Act”)

Period: Fiscal year ended December 31, 2002

Registrant:
 GIANT GROUP, LTD.

Address: 9440 Santa Monica Boulevard, Suite 407
Beverly Hills, California 90210

Telephone number:  (310) 273-5678

Commission File Number: 1-4323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation:  Delaware

	Title of each class	Name of each exchange on which registered

Securities registered pursuant to 12(b) of the Exchange Act:	$.01 par value Common stock, with Preferred stock purchase rights (“Common Stock”)	None

Securities registered pursuant to 12(g) of the Exchange Act:	None	None

          Indicate by X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒

          Indicate by X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by X whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          As of the most recent completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates, based on the last trade reported was approximately  $1,345,000.

          On March 27, 2003, 2,728,354 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s annual meeting of stockholders to be held on
June 10, 2003 are incorporated by reference into items 10. 11. 12. and 13. of this Form10-K.

Exhibit Index is located on page 38.

FORWARD-LOOKING STATEMENTS

          GIANT GROUP, LTD.’s (“Company”) Form 10-K for the fiscal year ended December 31, 2002 contains forward-looking statements concerning a number of risks and uncertainties involving the Company. Forward-looking statements contain strategies, plans or intentions and may be identified by words such as “believes”, “expects”, “predicts” or “could”. Forward-looking statements are also dependent on assumptions and estimates made that may not be correct.

          Many factors outside the control of the Company may cause actual results to differ materially from those discussed in forward-looking statements. These factors include, but are not limited to  (1) availability of adequate working capital, (2) changing market value of the Company’s investments, (3) outcome of litigation, (4) development and implementation of a business plan and (5) changes in federal or state tax laws.

          In addition, many factors outside the control of Checkers Drive-In Restaurants, Inc. (“Checkers”), the Company’s 8.0% equity investment, may cause actual results to differ materially from those discussed in the Company’s forward-looking statements. These factors include, but are not limited to  (1) numerous, well established competitors who have substantially greater financial resources than Checkers which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion which could have an adverse impact on Checkers’ revenues and profitability (2) the need to continue improvement in same store restaurant sales, which is dependent on the success of advertising and promotional efforts and the success of operating and training initiatives, to achieve improved profitability. See Checkers Annual Report on Form 10-K for the fiscal year ended December 30, 2002.

          In addition, risks and uncertainties are also described in the Company’s and Checkers’ Form 10Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

          GIANT GROUP, LTD. (“Company” or “GIANT”) is a corporation, organized under the laws of the State of Delaware in 1913. The Company invests in operating companies through ownership in equity securities.

GENERAL DEVELOPMENT OF BUSINESS

Restaurant operations

          The Company is involved in the double drive-thru hamburger restaurant business through its equity investment in Checkers Drive-In Restaurants, Inc. (“Checkers”).

          Checkers (Nasdaq – CHKR) is a Delaware company and is headquartered in Tampa, Florida. The company is the largest double drive-thru restaurant chain in the United States. The Company develops, produces, owns, operates, and franchises quick service “double drive-thru” restaurants under the two brand names “Checkers®” and “Rally’s Hamburgers®”. The restaurants are designed to provide fast and efficient automobile-oriented service and appeal to customers of all ages. The double drive-thru concept allows Checkers® and Rally’s Hamburgers® to capitalize on the fact that approximately fifty percent (50%) of all quick-service food business is drive-thru. Customers can also enjoy a 1950’s flashback with walk-up ordering and outdoor dining in picnic area at most locations. As of December 30, 2002, Checkers and its franchisees own 398 Checkers restaurants operating primarily in the Southeastern United States and 386 Rally’s restaurants operating primarily in the Midwestern United States.

          On March 19, 2003, Checkers announced that its board of directors has approved a share repurchase program authorizing the company to repurchase up to 1.3 million shares of its common stock. Under the plan, the Company may purchase common stock from time to time in the open market or in privately negotiated block purchase transactions. The amount and timing of any purchases will be at the discretion of management based on an assessment of several factors, including the price and availability of the company’s shares, the financial condition and the overall market environment. Shares repurchased may be reserved for later reissue.

          At December 31, 2002, GIANT’s investment consisted of approximately 978,000 shares of Checkers common stock, approximately 8% of the company’s total outstanding common shares. GIANT’s Chief Executive Officer and the Board of Director’s Vice-Chairman and Audit Committee Chairman serve on the Checkers’ board of directors.

Merged Subsidiary

          On December 17, 2002, the board of directors approved the merger of the Company’s wholly owned subsidiary, KCC Delaware Company (“KCC”) into GIANT. KCC had also invested in operating companies through ownership in equity securities. The effective date of the merger was December 31, 2002. On this date, KCC’s investment in approximately 704,000 shares of Checkers common stock and net operating loss carryforward for Federal and State income tax purposes were transferred to GIANT.

Tender Offer

          On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its $.01 par value Common stock, with Preferred stock purchase rights (“Common Stock”) for $.50 per share (“Tender Offer”). The Company intended to deregister its Common Stock under the Securities Exchange Act of 1934, as amended and become a private company if the number of stockholders numbered less than 300 after the Tender Offer was completed.

          The expiration date of the Tender Offer, extended twice, was May 29, 2001. Approximately 484,000 shares of Common Stock were purchased and the remaining number of stockholders continue to exceed 300. GIANT remains a public company.  One-time costs related to the Tender Offer was approximately $81,000.

Discontinued Operations

          Periscope Sportswear, Inc. (“Periscope”), the Company’s former wholly owned subsidiary, designed and marketed an extensive line of high quality, moderate priced, women and children’s clothing to mass merchandisers and major retailers, primarily for sale under private labels.

          Periscope was acquired in December 1998 for approximately 953,000 shares of its Common Stock valued at approximately $7 million and a cash advance of approximately $28.5 million. The advance was made immediately prior to the effective date of the acquisition. Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. In May 1999, the GIANT’s board of directors (“Board”) approved the capitalization of this advance. In September 1999, the former Periscope stockholders received an additional 62,500 shares of Common Stock valued at approximately $352,000, under the 1998 merger agreement and with the approval of the Board.

          The Board re-evaluated its apparel operations during the fourth quarter of 1999 and the period prior to the issuance of the 1999 Annual Report and determined that the investment in Periscope was not realizable from future operations because of its’ significant losses from operations for 1999 and because of the additional working capital that would be needed to continue operations. As a result, the Board concluded that the Periscope investment was impaired and this asset was written-off in 1999.

          In April 2000, Periscope terminated the employment of Glenn Sands (“Sands”) as president and Chief Executive Officer. In addition, the Company’s Cash Pledge and Security Agreement (“Cash Pledge”) with Century Business Credit Corporation (“Century”) was amended. Under the original Cash Pledge, the Company guaranteed $4 million of Periscope’s obligations to Century. Under the amended Cash Pledge, the Company’s $4 million guarantee was reduced to $2 million and GIANT advanced $3 million in cash to Century (“Cash Collateral Deposit”).

          In May 2000, Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against GIANT and other parties for wrongful termination of their employment with Periscope. GIANT and the other parties did not respond formally to Mr Sirchio’s complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Sands’ complaint by denying all of the allegations and asserted that Sands was not entitled to damages. In addition, the Company filed a counterclaim, which asserted among other things, that Sands violated his employment agreement, interfered with Periscope’s relationship with its customers, suppliers and employees and had grossly misappropriated Periscope funds for his personal use.

          On July 14, 2000, all parties involved in the Sands’ lawsuit signed a Settlement Agreement. As part of this Settlement Agreement, among other things, GIANT and the other parties voided Sands’ employment agreement with Periscope, dismissed their counterclaims and extinguished all loans owed to them by Sands, except for amounts becoming due as part of this Settlement Agreement. Sands, among other things (1) dismissed his complaint against GIANT and the other parties with prejudice, (2) assigned to Century, for the benefit of Periscope, approximately $1.97 million including interest that he previously provided to Periscope’s factor, (3) forgave approximately $2 million owed to him by Periscope, (4)

returned approximately 769,000 shares of Common Stock to GIANT, (5) obtained a general release from Mr. Sirchio relating to his wrongful termination lawsuit, (6) agreed not to hire any additional Periscope personnel and may not reveal Periscope confidential business information, (7) paid approximately $1 million to Periscope, (8) agreed to pay approximately $528,000 upon the earlier of the sale of his Challenger 600 airplane or January 14, 2001, (9) furnished a security interest in his Challenger 600 airplane, (10) agreed to become liable for approximately $1 million in the event that he defaulted on promise to pay $528,000 and (11) executed a confession of judgment for approximately $1 million which secured his contingent liability (see (10)). In December 2000, the senior creditor who had repossessed Sands Challenger 600 airplane sold it at auction. No additional proceeds remained after the senior creditor was paid. Sands paid $150,000 of the $528,000 he owed prior to the sale of the airplane. Sands did not pay the balance remaining of $378,000 due by January 14, 2001. As a result, a judgment was entered against Sands for approximately $1 million on February 22, 2001. On May 18, 2001, the $1 million judgment was settled for approximately $378,000. Sands made a lump sum payment of $140,000 in June 2001 towards the $378,000 settlement. The remaining balance of the settlement was payable in 10 equal quarterly installments, including 9% interest per annum. Sands defaulted on the December 2002 quarterly installment.  The balance due at the time of the default was approximately $129,000. In January 2003, the Company and Sands settled the December 2002 default. Sands paid $100,000 in January 2003, $50,476 in February 2003 and $25,000 in March 2003. The amount paid in excess of the $129,000 due at the time of the default represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred to collect the balance owed by Sands.

          From August 1999 to October 31, 2000, Periscope was in default of certain covenants included in its factoring agreement with Century. In August 2000, the Company effectively lost control of Periscope’s operations to Century. The loss of control began when Century determined which customer orders would be filled by determining which raw materials would be purchased for the manufacture of clothing and also which expenses would be paid. In September 2000, Periscope began to lay off employees. In addition, after the company received an eviction threat due to the non-payment of rent, the New Jersey operations were relocated to the company’s New York showroom. Approximately 900 boxes of accounting records stored in Periscope’s New Jersey facilities were relocated to a public warehouse in New Jersey. Century took possession of the current sales and billing records. The accounting records, previously stored in the New Jersey warehouse, were relocated to a warehouse in New York. On September 25, 2000, the Board of Directors approved a plan for the disposition of its apparel operations because of the loss of control of Periscope to its factor and continued financial losses.

          On October 31, 2000, Periscope executed and delivered a letter delivering peaceful possession of its assets to Century (“asset letter”). Pursuant to the asset letter, all of Periscope’s receivables, inventory, fixed assets, other assets and accounting books and records were transferred to Century. Century released the Company from its $2 million guarantee.

          On October 31, 2000, simultaneously with the execution and delivery of the asset letter, Century licensed certain Periscope trademarks to Alarmex Holdings, LLC (“Alarmex”) for the purpose of the manufacture and sale of Periscope products. Among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million from Alarmex. Century will pay GIANT a percentage of these net sales until the $3 million Cash Collateral Deposit has been recovered. As of December 31, 2001, approximately $483,000 of the Cash Collateral Deposit was recovered.  See Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. v. GIANT GROUP, LTD., Burt Sugarman and David Gotterer  ITEM 3. LEGAL PROCEEDINGS  for future recovery of Cash Collateral Deposit.

          In October 2000, GIANT commenced an action in federal court against Sands, Arthur Andersen LLP (“Arthur Andersen”), L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”) and Friedman, Alpren & Green LLP (“Friedman”).  The federal court dismissed this action on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claim. In June 2001, the Company filed a lawsuit in the Supreme Court of the state of New York against Sands, Arthur Andersen, Richard Salute, L.H. Friend, Friedman and Harriett Greenberg.  This suit was filed as a result of the dismissal of the action first commenced by the Company in October 2000.  On April 16, 2002, the Court granted certain motions to dismiss filed by various defendants. In December 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California due to the New York Supreme Court’s dismissal of the counts against L.H. Friend. These actions are on-going and are presented in more detail in ITEM 3. LEGAL PROCEEDINGS.

          On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In May 2002, the Trustee administering the bankruptcy of Periscope filed an adversary action in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against the Company, Burt Sugarman and David Gotterer (“Defendants”). This adversary action sought to recover certain allegedly inappropriate payments made by or owing to the Company before and after Periscope filed for bankruptcy in November 2000. The Bankruptcy Court approved a settlement between the Defendants and the Trustee on January 13, 2003. This action is presented in more detail in  ITEM 3. LEGAL PROCEEDINGS.

Financial Statement Presentation

          Prior to 2002, the Statements of Operations, Balance Sheets, Statements of Cash Flows and Changes in Stockholders’ Equity were presented on a consolidated basis. The December 2002 merger of KCC into GIANT has no affect on prior year Financial Statements and selected financial data presented in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  As a result, all Financial Statements and selected data presented for the fiscal years ended December 31, 2002 will not be reported as consolidated.

Audit Report

          The prior independent accountant, BDO Seidman, Inc. (“BDO”), issued an audit report dated February 13, 2001 on the Consolidated Financial Statements for the three years ended December 31, 2000. BDO could not express an opinion on the Consolidated Statement of Operations, Cash Flows and Changes in Stockholders’ Equity for the year ended December 31, 2000. BDO was unable to perform auditing procedures due to the unavailability of Periscope’s accounting records and key financial personnel for the audit period. Periscope’s records were located in at least four different locations in two different states and were not properly indexed. In addition, the Company learned that while under the control of Sands, some of his associates destroyed documents while employed at Periscope. In November 2000,  most of the key financial personnel left the company after Periscope filed for bankruptcy  protection.

          Because of the above reasons, the current independent accountant, Stonefield Josephson, Inc., will not express an opinion on the Statement of Operations, Cash Flows and Changes in Stockholders’ Equity for the year ended December 31, 2000.

EMPLOYEES

          At December 31, 2002, 5 persons are employed on a full-time basis and the Company’s relationship with these employees is considered good.

EXECUTIVE OFFICERS

          Burt Sugarman, 64, Chairman of the Board of Directors (“Board”) President and Chief Executive Officer. Mr. Sugarman has been Chairman of the Board of the Company since 1983 and President and Chief Executive Officer since May 1985.

          Pasquale A. Ambrogio, 50, Vice President, Chief Financial Officer and Secretary. Mr. Ambrogio joined the Company in June 1995 and served as Controller for approximately five years.  He was appointed to his present position  in May 2000.

ITEM 2.	PROPERTIES.

          The Company moved into its corporate office on April 1, 2000. The office is located in Beverly Hills, CA and   consists of approximately 1,700 square feet of useable office and storage space. The office is suitable for the Company’s needs. Annual base rent for 2002 was approximately $62,000. The lease term for this office is 60 months, beginning on July 1, 2000 and ending on June 30, 2005. The lease contains one, five-year renewal option.

ITEM 3.	LEGAL PROCEEDINGS.

Mittman, et al. vs. Rally’s Hamburgers, Inc., et al. (Civ. No.C-94-0039-L(CS))

          In March 1994, this consolidated class action lawsuit was filed in the United States Western District Court of Kentucky (“the Kentucky Court”) and asserts causes of action for certain violations of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This class action lawsuit alleges that inaccurate public statements about Rally’s Hamburgers, Inc. (“Rally’s”) were issued in order to arbitrarily inflate the price of Rally’s common stock.  Rally’s merged with Checkers Drive-In Restaurants, Inc. (“Checkers”) in 1999. Plaintiffs seek an unspecified amount of damages, including punitive damages. The defendants are Rally’s, former Rally’s officers, directors, and auditors, the Company and Burt Sugarman. This lawsuit was the result of the consolidation of Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co., and Edward L. Davidson and Rick Sweeney vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co. These lawsuits were both filed in the Kentucky Court in 1994. Mittman, et al. v. Rally’s primarily alleges the same violations of the Exchange Act as the two lawsuits that were consolidated.

          In April 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. In April 1995, the Court denied these motions. In addition, the Court struck plaintiffs’ punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Exchange Act, but otherwise the Court let stand the most recent version of plaintiffs’ complaint at this juncture. The Court granted Mr. Sugarman’s motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court’s order. Finally, the Court denied plaintiffs’ motion for class certification, “until such time as the issue of typicality of claims is further developed and clarified.” Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties. Plaintiffs renewed their motion for class certification on July 31, 1995. Defendants filed their opposition on or about October 31, 1995. On April 16, 1996, the Court granted plaintiffs’ motion, certifying a class from July 20, 1992 to September 29, 1993.

          In October 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP (“Christensen Miller”) as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser’s association with Christensen Miller.  The Court denied the motion and refused to disqualify Christensen Miller.

          Fact discovery was completed in the summer of 1999. Expert discovery was completed in early Spring 2000.

          On August 18, 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act  and negligent representations under common law.  On January 25, 2001, plaintiffs filed oppositions to the defendant’s motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. On April 5, 2002, the court granted the motion for summary judgment of Rally’s former auditors. The motion of the remaining defendants is presently pending before the Court.

          The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted.  The last conference took place before Magistrate Judge Gambill in January 2003.

          The Court has not set a trial date.

          The Company denies all wrongdoing and intends to continue to vigorously defend itself in this lawsuit. Management is unable to predict the outcome of this matter.

          GIANT GROUP, LTD., Plaintiff vs.Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP and Harriett Greenberg.

          On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Glenn Sands (“Sands”), Arthur Andersen LLP (“Arthur Andersen”), Richard Salute (“Salute”), L.H. Friend, Weinress, Frankson & Presson LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”), Greg Presson, Friedman, Alpren & Green LLP (“Friedman”) and Harriett Greenberg (“Second Action”). This suit was filed as a result of the dismissal of an action first commenced by the Company in October 2000, in the United States District Court for the Southern District of New York, entitled GIANT GROUP, LTD., Plaintiff vs. Glenn Sands; Arthur Andersen LLP; L.H. Friend, Weinress, Frankson & Presson, Inc. and Friedman, Alpren & Green LLP (“First Action”).

          In this First Action, the Company sought redress for injuries arising out of its acquisition of Periscope against Sands, the former principal of Periscope, the former auditors of Periscope, Friedman and Arthur Andersen, the latter of which also served previously as independent auditor for the Company and the investment banking firm involved in the transaction, L.H. Friend.  The Company’s complaint variously alleged claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice.  Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The First Action was dismissed by the federal court on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claims.  The Second Action’s complaint primarily alleges the same claims as the First Action. All defendants have moved again to dismiss the Second Action.

          On April 16, 2002, the Court issued an opinion on the motions to dismiss.  In its decision, the Court denied Sands’ motion to dismiss and Arthur Andersen and Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. The Court did grant Friedman and Harriett Greenberg’s motion to dismiss, granted L.H. Friend’s motion to dismiss for lack of personal jurisdiction, and granted Arthur Andersen and Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation. The Company has appealed this ruling. The appeal proceedings are ongoing, with the Company’s opening brief and record filed on February 28, 2003.

          The Company filed a Motion to Reargue the dismissal of the defendants pursuant to the Court’s April 16, 2002 ruling.   The Company also filed a Motion for Permission To File a First Amended Complaint.   The proposed First Amended Complaint would assert new causes of action against all the remaining defendants and L.H. Friend, including breach of fiduciary duty, conspiracy and for aiding-and-abetting a breach of fiduciary duty.   A hearing on these motions was held on October 10, 2002. The Court has not issued a decision.

          In July 2002, Arthur Andersen filed a counterclaim against GIANT alleging nonpayment of certain fees of approximately $105,000 that related to alleged services provided in 2000.  GIANT filed a Motion to Dismiss this counterclaim on July 17, 2002. The Court has not issued a decision on GIANT’s Motion to Dismiss.

          Discovery began in Spring 2002, and will continue for the next several months. The Company has now issued discovery to the remaining defendants and has subpoenaed documents from third parties.   The Company is also seeking to take the depositions of several individuals, including Sands and Salute.

          Management is unable to predict the outcome of this matter.

Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. vs. GIANT GROUP, LTD., Burt Sugarman and David Gotterer

          On May 31, 2002, the Trustee administering the bankruptcy of Periscope filed an adversary action in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against GIANT, Burt Sugarman and David Gotterer (“GIANT et al.”). This adversary action sought the recovery of certain allegedly inappropriate payments made by or owing to GIANT before and after Periscope filed for bankruptcy in November 2000. The total sum sought in this adversary action was approximately $4 million. GIANT et al. filed an answer to this adversary action on July 1, 2002 denying the allegations and demanding strict proof thereof.

          On January 13, 2003, the Bankruptcy Court approved settlement of all filed or unfiled claims against the parties in this action. Under this settlement, GIANT does not admit nor concede any wrongdoing. Century Business Credit Corporation (“Century”) has been directed by the Company to transfer the following funds to the Trustee: approximately $404,000 which Century is currently holding on the Company’s behalf, representing payments under the October 2000 agreement between Century and GIANT (“October 2000 agreement”); approximately $171,000 as these funds become available under the October 2000 agreement and after the $171,000 has been transferred, divide the approximately $1.45 million remaining equally between the Trustee and the Company, as the funds become available under the October 2000 agreement.

          In addition, under this settlement, the Trustee permitted GIANT to file a Proof of Claim of up to approximately $1.1 million as to amounts paid to the Trustee as set forth in the previous paragraph.

          Management believes this settlement will not have any material adverse effect on the Company’s Financial Position and Results of Operations.

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

          On December 10, 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California for the County of Los Angeles.  This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from the services they provided to the Company related to the acquisition of Periscope.  Due to the New York Supreme Court’s dismissal of the counts against L.H. Friend in New York, the Company has filed suit against L.H. Friend, Gregory Presson and Robert Campbell in California in an abundance of caution in an effort to preserve any and all claims it has against them.   The amount sought in this lawsuit is approximately $35.2 million. Defendants filed a Motion to Transfer Venue on March 25, 2003.

          Management is unable to predict the outcome of this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company’s $.01 par value common stock, with Preferred stock purchase rights (“Common Stock”) trades on the OTC Bulletin Board under symbol “GPOL”. The high and low bid prices for the Common Stock during 2002 and 2001 are set forth in the table presented. For 2002 and 2001, the table shows the high and low bid prices reflecting inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. There is no market currently for the Company’s Common Stock.

          No cash dividends were paid on the Company’s Common Stock in the past two fiscal years. Management expects any future earnings will be retained in its business, and does not expect to pay cash dividends on its Common Stock for the foreseeable future. On March 4, 2003, the Company’s transfer agent confirmed that the total record holders of Common Stock was 1,461.

	2002		2001

Quarter	High	Low	High	Low

First	$1.10	$0.45	$0.22	$0.16
Second	1.26	0.85	0.57	0.14
Third	1.30	0.82	0.75	0.51
Fourth	1.00	0.83	0.59	0.45

          The following table contains information on the Company’s Common Stock related to the Company’s equity compensation plans approved by stockholders for the fiscal year ended December 31, 2002. See Note 14 in Item 8. Financial statements and supplementary data for a description of the equity compensatory plans approved by stockholders.

Plan Equity	Number of Shares of Common Stock to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensatory plans approved by stockholders	1,157,000	$1.12	243,000

ITEM 6.	SELECTED FINANCIAL DATA

Prior to 2002, the Company reported the Statements of Operations, Balance Sheets, Statements of Cash Flows and Changes in Stockholders’ Equity on a consolidated basis. The merger of KCC Delaware Company into GIANT GROUP, LTD. has no affect on the Financial Statements and selected financial data presented in the Annual Report on Form 10K for the fiscal year ended December 31, 2002. As a result, all Financial Statements and selected financial data for the years ended December 31, 2002 will not be reported as consolidated.

The following table sets forth selected financial data of the Company for the five years ended December 31, 2002. The data is derived from the Company’s audited Financial Statements for 1998, 2001and 2002. The data is also derived from the Company’s unaudited Financial Statements for 1999 and 2000, except the 2000  Balance Sheet which is audited. The  Statements of Operations have been restated to present the  Company’s Co-Ownership Program and apparel operation as discontinued for 1998 and 1999 and 2000, respectively. This information  should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial  Statements included in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2002.

Year Ended December 31,	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
General and administrative expenses	$(3,543)	$(3,571)	$(1,852)	$(1,245)	$(1,180)
Stock option exchange	—	—	—	—	(584)
Tender Offer	—	—	—	(81)	—
Merger and related legal expenses (1)	(165)	—	—	—	—
Depreciation (2)	(277)	(1,036)	(33)	(33)	(28)
Investment and other income (3)	3,000	928	114	685	206
Interest expense	(2)	(36)	—	—	—
Gain (loss) on the sale of marketable securities	(752)	426	115	162	(4)
Gain on sale of property & equipment (4)	2,855	239	—	—	—
Loss on investments in affiliates (5)	(1,168)	(2,981)	—	—	—

Loss from continuing operations before income tax benefit	(52)	(6,031)	(1,656)	(512)	(1,590)
Income tax benefit	1,466	307	608	—	—

Income (loss) from continuing operations	1,414	(5,724)	(1,048)	(512)	(1,590)
Discontinued operations:
Loss from disposition of Co-Ownership Program, net of income tax effect (6)	(219)	—	—	—	—
Loss from apparel operations, net of income tax effect	(702)	(40,540)	(3,798)	—	—
Gain on disposition of apparel operations, net of income tax effect	—	—	6,208	—	—

Net income (loss)	$493	$(46,264)	$1,362	$(512)	$(1,590)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.44	$(1.45)	$(0.29)	$(0.18)	$(0.59)
Net income (loss)	0.15	(11.71)	0.37	(0.18)	(0.59)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.44	$(1.45)	$(0.29)	$(0.18)	$(0.59)
Net income (loss)	0.15	(11.71)	0.37	(0.18)	(0.59)
Weighted average shares outstanding:
Basic earnings (loss) per common share	3,184,000	3,951,000	3,651,000	2,881,000	2,714,000
Diluted earnings (loss) per common share	3,185,000	3,951,000	3,651,000	2,881,000	2,714,000
Balance Sheet data as of December 31:
Total assets	$16,795	$11,256	$5,862	$6,942	$6,560
Total stockholders’ equity	15,109	4,120	5,230	6,654	6,356

(1) Merger and related legal expenses were the result of the attempted merger of Rally’s with the Company and Checkers.

(2) Depreciation for 1999 included the write-off of $863 of fixed assets, predominantly leasehold improvements, due to GIANT’s move into a smaller corporate office.

(3) Other income for 2001 included $194 related to the partial payment of the Company’s May 2001 judgment against Sands and for the partial recovery of the Company’s $3,000 Cash Collateral Deposit, written-off in 2000.

(4) Gain on the sale of property & equipment for 1999 included a gain of $2,845 on the sale of the corporate jet.

(5) Loss on investment in affiliate for 1998 included the write-off of the cost of the Company’s warrants to purchase Checkers  common stock due to the trend of the stock to trade below the exercise price of $.75. In 2002, the Company exercised all warrants at a post Rally’s/Merger price of $3.00.
Loss on investment in affiliate for 1999 included a cost reduction of $1,624 and $1,357 on the Company’s equity investment in Santa Barbara Restaurant Group, Inc. (“SBRG”) and Checkers due to the continuing decline in the market value and operating losses of the companies.
In August 2000, GIANT purchased Checkers common stock from SBRG for consideration consisting of its SBRG common stock.

(6) The Luxury Co-Ownership Program was started by the Company in November 1996 and ended in November 1997.
During 1998, the Company’s two luxury yachts were charted, until sold in 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Critical Accounting Policies

          Management’s discussion and analysis of financial condition and results of operations discusses GIANT’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these Financial Statements are supported by accounting policies consisting of management’s use of assumptions, judgments and estimates.  The reported amounts of assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period are affected by the use of these accounting policies.  On an on-going basis, management evaluates its assumptions, judgments and estimates related to revenue recognition and the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Liabilities include, but are not limited to, accruals for expenses related to GIANT operating as a public company, income and other taxes and litigation costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          Management believes these accounting policies are very important to the portrayal of the Company’s Financial Condition and Results of Operations and require management’s most difficult, subjective or complex judgment, often resulting in the need to make estimates about the effect of such matters which are inherently uncertain. These accounting policies are described at relevant sections in this discussion and analysis of financial condition and results of operations and in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for 2002 Versus 2001

Costs and expenses

          Costs and expenses for the twelve months ended December 3l, 2002 (“current year” or “2002”) increased $433 to $1,792 from $1,359 for the twelve months ended December 3l, 2001 (“prior year” or “2001”). In 2002, costs and expenses included a non-cash expense of  $584 for the Company’s February stock option exchange.  In 2001, the Company incurred expenses of $81 related to its Tender Offer.

          During the current year, general and administrative expenses decreased $65 to $1,180 from $1,245 for 2001.  Insurance premiums decreased $134 to $177 from $311 in 2001. This decrease resulted from lower premiums of $120 and $12 resulting from the reduction of the directors and officers’ liability coverage and employee health insurance coverage.   In addition, salaries and payroll taxes decreased $72 due to the President and Chief Executive Officer’s (“CEO”) voluntary authorization to decrease his annual salary to $290 from $450, effective June 30, 2001. In 2002, legal expenses increased $111 to $178 from $67 in 2001 .In the current year, additional expenses were incurred related to the bankruptcy litigation of the Company’s discontinued apparel operations. In the prior year, the accrual for legal expenses was reduced by approximately $105 because the payments for legal services for 2001 and 2000 exceeded the estimated accrual for the same years. In addition, rent expense increased $27 to $59 in 2002 from $32 in 2001. In the prior year, rent expense was reduced by higher amortization of $22 related to the rent incentives received at the inception of the leases for the prior and current corporate offices.

          Income decreased $645 to $202 for 2002 compared to $847 in 2001. Investment income increased $117 to $124 in 2002 compared to $7 in 2001. The increase resulted primarily from the reversal of the 2001 unrealized holding loss of $114 on the investment in a trading security, which was sold in 2002. A loss of $4 from the sale of marketable securities was recorded in 2002 compared to a gain of $162 in 2001. In the current year, payments of $82 were received from Glenn Sands (“Sands”), the former president and chief executive officer of the Company’s discontinued apparel operations compared to payments of $194 in the prior year. These payments resulted from Sands May 2001 settlement with the Company. In 2002, cash proceeds from Alarmex related to the recovery of the $3 million Cash Collateral Deposit were paid directly to the Bankruptcy Trustee.  In 2001, the Company recovered $483 of the Cash Collateral Deposit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

Results of Operations for 2001 Versus 2000

Costs and expenses

          Costs and expenses for the twelve months ended December 3l, 2001 (“current year” or “2001”) decreased $526 to $1,359 from $1,885 for the twelve months ended December 3l, 2000 (“prior year” or “2000”).

          General and administrative expenses in the current year decreased $607 to $1,245 from $1,852 in the prior year. This decrease in expenses resulted from lower salaries and payroll taxes of  $199, lower office expenses of $177, lower professional fees of $175 and lower insurance premiums of $56. The decrease in payroll resulted primarily from the Company’s decision not to add an additional employee after the prior Chief Financial Officer passed away in May 2000. In addition, the CEO voluntary authorized the Company to decrease his annual salary to $290 from $450, effective June 30, 2001.The decrease in office expenses resulted primarily from lower travel of $59, mostly due to Periscope’s operations being discontinued in 2000 and lower rent of $56 due to GIANT’s move into a smaller corporate office in 2000. In addition, many other office expense components decreased due to the Company’s on-going cost cutting efforts, net of a few increases in expenses. The decrease in professional fees in 2001 resulted primarily from the additional legal and accounting work for Periscope in 2000. The decrease in insurance premiums resulted primarily from the decrease in directors and officers’ liability coverage and employee health insurance coverage.

          Income increased $618 to $847 for 2001 compared to $229 in 2000. In the current year, $483 of the $3,000 Cash Collateral Deposit, which was written off in 2000, was recovered.  In addition, $194 in payments from Sands was received which resulted from his May 2001 settlement with the Company. For 2001, gains from the sale of marketable securities increased  $48 compared to 2000. However, investment income decreased $107 to $7 in 2001 compared to $114 in 2000. This decrease resulted primarily from unrealized losses on trading securities and the liquidation of interest bearing corporate bonds providing cash to pay operating expenses in 2001.

Liquidity and Capital Resources

          Liquidity for the years ended December 31, 2001 (“2001”) and 2002 (“2002”) has consisted of cash, receivables and marketable securities.

          Liquidity at December 31, 2002 decreased $241 to $6,458 compared to $6,699 at December 31, 2001. Shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock increased approximately 221,000 to 978,000 in 2002 from 757,000 in 2001. In April 2002, a warrant to purchase approximately 237,000 shares of Checkers common stock at a cost of $712 was exercised and approximately 16,000 shares of Checkers common stock was sold for net cash proceeds of $207 and a gain of $157 was recorded. Including market appreciation of $662 for the Checkers shares acquired in 2002, the total market appreciation for the investment in Checkers common stock increased $829 for 2002. However, market appreciation for the investment in common shares of a track-driven vehicle manufacturer decreased $138. In addition, approximately 10,000 common shares of the track-driven vehicle manufacturer were sold for net cash proceeds of $101 and a loss of $28 was recognized.  In 2002, a loss was recorded of $133 on net proceeds of $98, excluding accrued interest of $6 on the sale of an interest bearing corporate bond classified as a trading security. Net of approximately $43 in cash received from the exercise of stock options and other sources, the remaining decrease in liquidity, resulted from cash used to pay 2002 operating expenses.

          At December 31, 2002, liquidity consisted of marketable securities, primarily 978,000 shares of Checkers common stock and 40,000 shares of common stock in a track-driven vehicle manufacturer. At December 31, 2002, operating expenses are being paid through the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002, the margin availability was $472 and net borrowings were $12 and is included in accounts payable on the Balance Sheet.

          Management believes the current dollar amount that can be borrowed will not be enough to pay the operating expenses for the current year. Management expects that marketable securities will have to be sold to continue to fund operations, unless an additional source of cash flow becomes available to the Company. Management believes that the proceeds from the sale of marketable securities will be sufficient to pay for the operating expenses for the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amounts)

          On March 27, 2003, the margin availability was $515 and net borrowings were $32. During the first quarter of 2003, cash received from Sands and the sale of approximately 12,000 common shares of the track-driven vehicle manufacturer reduced the amount borrowed by $295.

New Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002.  Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of FASB No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this Statement did not have a material impact on the Company’s Financial Position or Results of Operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation

No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

Inflation

          Inflation has not materially affected revenues and expenses from operations in the last three years and is not expected to have a material effect on the Company’s business.

Personal Holding Company

          Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a personal holding company.  In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the “Ownership Test”) and which derive 60% or more of their taxable income from personal holding company sources, generally defined to be passive income (the “Income Test”).  If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company taxable income at a rate of 39.6%.

          Currently, the stock ownership test has been met but the taxable income requirement has not been met. No additional tax is due for the current year; however, no assurance can be given that the taxable income test will not be satisfied in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands, except share and per share amounts)

Market Risk

          Primary financial instruments consist of marketable equity securities available for sale. Market risk is the potential decrease in the value of the marketable equity securities available for sale resulting from lower market prices.  Derivatives are not purchased for trading or interest rate exposure.

Sensitivity Analysis

          The following analysis presents the sensitivity of the market value to hypothetical changes in market prices as if these changes occurred at December 31, 2002.  The range of change that was chosen for this analysis reflects a view of change that would be reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact on the value of marketable securities. Other potential effects, which could impact business as a result of these changed market prices, are not addressed. Actual results could differ materially from those projected in these forward-looking statements.

          At December 31, 2002, the carrying value of the investments in marketable equity securities available for sale is $6,449, including a net unrealized holding gain of $2,703.  The estimated potential decrease in fair value resulting from a hypothetical 10% reduction in prices quoted by the stock exchanges is $645, approximately 10% of the current assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIANT GROUP, LTD.
STATEMENTS OF OPERATIONS
for the years ended December 31, 2000 (unaudited)  2001 and 2002 (audited)
(Dollars  in thousands, except per share amounts)

	2000	2001	2002

Costs and expenses:
General and administrative	$1,852	$1,245	$1,180
Stock option exchange (Note 14)	—	—	584
Tender Offer (Note 1)	—	81	—
Depreciation (Notes 2 and 7)	33	33	28

	1,885	1,359	1,792

Income (loss):
Investment income	114	7	124
Gain (loss) on sale of marketable securities (Note 5)	115	162	(4)
Other income (Note 3)	—	678	82

	229	847	202

Loss from continuing operations before income tax benefit	(1,656)	(512)	(1,590)
Income tax benefit (Note 8)	608	—	—

Loss from continuing operations	(1,048)	(512)	(1,590)
Discontinued operations (Notes 1 and 3):
Loss from apparel operations, net of income tax benefit of $2,230	(3,798)	—	—
Gain from disposition of apparel operations, net of income tax expense of $2,230	6,208	—	—

Net income (loss)	$1,362	$(512)	$(1,590)

Basic and diluted earnings (loss) per common share (Notes 2 and 4):
Loss from continuing operations	$(0.29)	$(0.18)	$(0.59)
Discontinued operations:
Loss from apparel operations	(1.04)	—	—
Gain on disposition of apparel operations	1.70	—	—

Net income (loss)	$0.37	$(0.18)	$(0.59)

Basic and diluted weighted average shares (Notes 2 and 4)	3,651,000	2,881,000	2,714,000

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31,

(Dollars in thousands, except per share amounts)	2001	2002

ASSETS
Current assets:
Cash and cash equivalents (Notes 1 and 2)	$857	$—
Marketable securities (Notes 2, 5 and 6)	5,343	6,449
Receivables, prepaid expenses and deposits (Notes 2 and 3)	661	58

Total current assets	6,861	6,507
Property and equipment, net (Notes 2 and 7)	81	53

Total assets	$6,942	$6,560

LIABILITIES
Current liabilities:
Accounts payable (Notes 1 and 2)	$74	$23
Accrued expenses (Note 2)	214	181

Total current liabilities	288	204

COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued (Note 11)	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued (Note 12)	—	—
Common Stock, $.01 par value; authorized 12,500,000 shares, 6,782,000 shares issued (Notes 1 and 14)	68	69
Capital in excess of par value (Notes 1 and 14)	35,255	35,855
Accumulated other comprehensive income - unrealized gains on marketable securities, net (Note 5)	2,012	2,703
Accumulated deficit	(1,831)	(3,421)

	35,504	35,206
Less 4,091,000 shares of Common Stock in treasury, at cost (Note 13)	(28,850)	(28,850)

Total stockholders' equity	6,654	6,356

Total liabilities and stockholders' equity	$6,942	$6,560

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2000 ( unaudited) 2001 and 2002 (audited)
(Dollars  in thousands, except per share amounts)

	2000	2001	2002

Operating Activities:
Net income (loss)	$1,362	$(512)	$(1,590)
Adjustments to reconcile net income (loss) to net cash used by operations:
Stock option exchange	—	—	584
Depreciation and amortization	33	33	28
Gain (loss) on the sale of marketable securities	(115)	(162)	4
Loss from discontinued operations	3,798	—	—
Gain on disposal of discontinued operations	(6,208)	—	—
Changes in assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other assets	3,618	(155)	490
Decrease in accounts payable and accrued expenses	(231)	(329)	(84)
Decrease in income tax payable	(398)	(15)	—

Net cash provided (used) by continuing operations	1,859	(1,140)	(568)
Net cash used by discontinued operations	(2,893)	—	—

Net cash used by operations	(1,034)	(1,140)	(568)

Investing Activities:
Proceeds from sales of marketable securities	6,997	2,209	406
Purchases of marketable securities	(2,011)	(1,409)	(712)
Purchases of property and equipment	(117)	—	—
Net proceeds from sale of assets	—	10	—

Net cash (used) provided by continuing investing activities	4,869	810	(306)

Collateral deposit	(3,000)	—	—
Purchases of property and equipment	(305)	—	—

Net cash used by discontinued investing activities	(3,305)	—	—

Net cash (used) provided by investing activities	1,564	810	(306)

Financing Activities:
Proceeds from exercise of stock options	—	—	17
Purchase of shares of Common stock - Tender Offer	—	(241)	—
Purchase of shares of Common stock - open market	(14)	—	—

Net cash (used) provided by continuing financing activities	(14)	(241)	17
Payment of capital lease obligations - discontinued financing activities	(43)	—	—

Net cash (used) provided by financing activities	(57)	(241)	17

(Decrease) increase in cash and cash equivalents	473	(571)	(857)
Cash and cash equivalents
Beginning of period	955	1,428	857

End of period	$1,428	$857	$—

Supplementary Disclosures of Cash Flow Information:
Continuing operations:
Cash received for income taxes	$129	$166	$—
Cash paid for interest	(11)	—	—
Discontinued Operations:
Cash paid for income taxes	(1)	—	—

Cash paid for interest	(2,358)	—	—

Operations:
Cash received for income taxes	$128	$166	$—

Cash paid for interest	$(2,369)	$—	$—

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2000 (unaudited) and 2001 and 2002 (audited)
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Common Stock in Treasury	Total Comprehensive Income (Loss)

Balance as of December 31, 1999	$73	$35,008	$22	$(2,681)	$(28,302)	$(46,052)

Voluntary cancellation of Chief Executive Officer’s deferred salary		482
769,000 shares of Common Stock returned by Glenn Sands					(538)
66,000 shares of Common Stock purchased on open market					(14)
Net income for 2000				1,362		$1,362
Unrealized losses on marketable securities			(182)			(182)

Balance as of December 31, 2000	73	35,490	(160)	(1,319)	(28,854)	$1,180

Issuance of 20,000 shares of Common Stock to Chief Financial Officer, previously held in treasury		1			4
484,000 shares of Common Stock purchased - Tender Offer	(5)	(236)
Net loss for 2001				(512)		$(512)
Unrealized gains on marketable securities			2,172			2,172

Balance as of December 31, 2001	68	35,255	2,012	(1,831)	(28,850)	$1,660

Issuance of 17,500 shares of Common Stock - exercise of options	1	16
Stock option exchange		584
Net loss for 2002				(1,590)		$(1,590)
Unrealized gains on marketable securities			691			691

Balance as of December 31, 2002	$69	$35,855	$2,703	$(3,421)	$(28,850)	$(899)

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

1.       Nature of Operations

          GIANT GROUP, LTD. (“Company’) is a corporation, organized under the laws of the State of Delaware in 1913.

          Margin Loan

          At December 31, 2002, operating expenses are being paid through the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002, the margin availability was $472 and net borrowings were $12 and is included in accounts payable on the Balance Sheet.

          Management believes the current dollar amount that can be borrowed would not cover GIANT’s operating expenses for the current year. Management expects that marketable securities will have to be sold to continue to fund operations, unless an additional source of cash flow becomes available to the Company.  Management believes that the proceeds from the sale of the Company’s marketable securities will be sufficient to fund GIANT’s operations for the foreseeable future.

          On March 27, 2003, the margin availability was $515 and net borrowings were $32. During the first quarter of 2003, cash received from Glenn Sands (“Sands”), the former president and chief executive officer of the discontinued apparel operations and the sale of approximately 12,000 common shares of the track-driven vehicle manufacturer reduced the amount borrowed by $295.

          Merger

          On December 17, 2002, the Board of Directors (“Board”) approved the merger of KCC Delaware Company (“KCC”), the remaining wholly owned subsidiary, into GIANT. KCC had invested in operating companies through its ownership in equity securities. The effective date of the merger was December 31, 2002. On this date, KCC’s only asset of approximately 704,000 shares of Checkers common stock and net operating loss carryforward for Federal and State income tax purposes were transferred to GIANT.

          Tender Offer

          On April 20, 2001, the Company announced its intention to purchase any and all outstanding shares of its $.01 par value Common stock with Preferred stock purchase rights (“Common Stock”) for $.50 per share (“Tender Offer”). The Company intended to deregister its shares under the Securities Exchange Act of 1934, as amended, and become a private company, if the number of stockholders numbered less than 300 after the Tender Offer was completed.

          The expiration date of the Tender Offer, extended twice, was May 29, 2001. Approximately 484,000 shares of Common Stock were purchased and the remaining number of stockholders continue to exceed 300. GIANT remains a public company.  One-time costs related to the Tender Offer was approximately $81.

          Discontinued Operations

          On September 25, 2000, the Board approved a plan for the disposition of its apparel operations, Periscope Sportswear, Inc. (“Periscope”) because of the loss of control of the Periscope’s operations to its factor and continued financial losses.

2.       Significant Accounting Policies

          Financial Statement Presentation

          Prior to 2002, the Statements of Operations, Balance Sheets, Statements of Cash Flows and Changes in Stockholders’ Equity were presented on a consolidated basis. The December 2002 merger of KCC into GIANT has no effect on any of the prior year Financial Statements presented in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As a result, all Financial Statements presented for the three years ended December 31, 2002 are not to be reported as consolidated.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

          Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Critical Accounting Policies

          Management’s discussion and analysis of financial condition and results of operations discusses Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these Financial Statements are supported by accounting policies consisting of management’s use of assumptions, judgments and estimates.  The reported amounts of assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period are affected by the use of these accounting policies.  On an on-going basis, management evaluates its assumptions, judgments and estimates related to revenue recognition and the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Liabilities include, but are not limited to, accruals for expenses related to GIANT operating as a public company, income and other taxes and litigation costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          Management believes these accounting policies are very important to the portrayal of the Company’s Financial Condition and Results of Operations and require management’s most difficult, subjective or complex judgment, often resulting in the need to make estimates about the effect of such matters which are inherently uncertain. These accounting policies are described at relevant sections in this discussion and analysis and in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Fair Value of Financial Instruments

          The financial instruments include cash, marketable securities, receivables and payables. Management believes the carrying value approximates the fair value of its financial instruments, due to their short maturities.

Concentration of Risk

          At December 31, 2001 and 2002, approximately 68% and 94% of the current assets are invested in Checkers Drive-In Restaurants, Inc. common stock.

Cash Equivalents

          For purposes of the Statements of Cash Flows, short-term investments when purchased with an original maturity date of three months or less are considered to be cash equivalents and would be recorded at market value.

Marketable Securities

          Marketable securities are accounted for under the requirements of Statement of Financial Standards (“SFAS”) No. 115 (“Accounting for Certain Marketable Securities”), and are classified, based on management’s intention, as available for sale securities.  Under the statement, marketable securities are required to be reflected at fair market value with any unrealized gains or losses reported, in accordance with SFAS No. 130 “Reporting Comprehensive Income”, as a component of accumulated other comprehensive income under the stockholders’ equity section.

          Investments in corporate bonds are classified as trading securities and are recorded at market value. Unrealized gains and losses on trading securities are included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through maturity. Such amortization and accretion are included in investment income.

          The cost of securities sold is based on the specific identification and average cost method.

Depreciation and Amortization

          Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

of the fixed assets. Amortization of leasehold improvements for financial reporting purposes is provided by the straight-line method over the life of the lease. Maintenance and repairs are charged against results of operations as incurred.

          The estimated useful life of the Company’s fixed assets are as follows:

Office Equipment	5 years
Office Furniture	7 years
Computer Equipment	3 years
Computer Software	5 years

Total Comprehensive Income (Loss)

          The Company follows SFAS 130 and reports net income and loss and the change in unrealized gains and losses on the Company’s marketable securities available for sale in total comprehensive income (loss).

Earnings (Loss) Per Share

          Basic earnings (loss) per common share (“BEPS”) is calculated by dividing reported net earnings or loss available to common stockholders by the weighted average shares of Common Stock outstanding. Diluted earnings (loss) per common share (“DEPS”) is calculated by dividing net earnings or loss by the weighted average shares of Common Stock outstanding plus the potentially dilutive stock options outstanding during the period. Treasury shares, from the date of reacquisition, are also excluded from the computation for each year presented.  Because there were no dilutive securities outstanding for the three years ended December 31, 2002, BEPS and DEPS are identical.

New Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002.  Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of FASB No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this Statement did not have a material impact on the Company’s Financial Position or Results of Operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the adoption to have a material impact to the Company’s Financial Position or Results of Operations.

3.       Discontinued Operations

          All the outstanding common stock of Periscope Sportswear, Inc. (“Periscope”) was acquired in December 1998.  The cost of Periscope was approximately $7 million in Common Stock to Periscope’s former shareholders and an advance of approximately $28.5 million in cash to Periscope. The advance was made immediately prior to the effective date of the acquisition and Periscope used this advance to reduce certain borrowings to third parties and to increase its liquidity. The Board of Directors (“Board”) approved the capitalization of this advance in May 1999. In September 1999, the former Periscope stockholders received an additional 62,500 shares of Common Stock valued at approximately $352, under the 1998 merger agreement with the approval of the Board.

          The Board re-evaluated its apparel operations during the fourth quarter of 1999 and the period prior to the issuance of the 1999 annual report and determined that the investment in Periscope was not realizable from future operations because of its’ significant losses from operations for the twelve months ended December 31, 1999 and because Periscope would need additional working capital to continue operating. As a result, the Board concluded its investment in Periscope was impaired and wrote-off this asset in 1999.

          In April 2000, Periscope terminated the employment of Glenn Sands (“Sands”) as president and Chief Executive Officer. In addition, the Company’s Cash Pledge and Security Agreement (“Cash Pledge”) with Century Business Credit Corporation (“Century”) were amended. Under the original Cash Pledge, the Company guaranteed $4 million of Periscope’s obligations to Century. Under the amended Cash Pledge, the Company’s $4 million guarantee was reduced to $2 million and GIANT advanced $3 million in cash to Century (“Cash Collateral Deposit”).

          In May 2000, Sands and Jeffrey W. Sirchio, a former Periscope employee, filed separate civil lawsuits against GIANT and other parties for wrongful termination of their employment with Periscope. GIANT and the other parties did not

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

respond formally to Mr Sirchio’s complaint but denied the allegations and contended that Mr. Sirchio was terminated for cause and that he was not entitled to damages. The Company answered Sands’ complaint by denying all of the allegations and asserted that Sands was not entitled to damages. In addition, the Company filed a counterclaim, which asserted among other things, that Sands violated his employment agreement, interfered with Periscope’s relationship with its customers, suppliers and employees and had grossly misappropriated Periscope funds for his personal use.

          On July 14, 2000, all parties involved in the Sands’ lawsuit signed a Settlement Agreement. As part of this Settlement Agreement, among other things, GIANT and the other parties voided Sands’ employment agreement with Periscope, dismissed their counterclaims and extinguished all loans owed to them by Sands, except for amounts becoming due as part of this Settlement Agreement. Sands, among other things (1) dismissed his complaint against GIANT and the other parties with prejudice, (2) assigned to Century, for the benefit of Periscope, approximately $1.97 million including interest that he previously provided to Periscope’s factor, (3) forgave approximately $2 million owed to him by Periscope, (4) returned approximately 769,000 shares of Common Stock to GIANT, (5) obtained a general release from Mr. Sirchio relating to his wrongful termination lawsuit, (6) agreed not to hire any additional Periscope personnel and may not reveal Periscope confidential business information, (7) paid approximately $1 million to Periscope, (8) agreed to pay approximately $528 upon the earlier of the sale of his Challenger 600 airplane or January 14, 2001, (9) furnished a security interest in his Challenger 600 airplane, (10) agreed to become liable for approximately $1 million in the event that he defaulted on promise to pay $528 and (11) executed a confession of judgment for approximately $1 million which secured his contingent liability (see (10)). In December 2000, the senior creditor who had repossessed Sands Challenger 600 airplane sold it at auction. No additional proceeds remained after the senior creditor was paid. Sands paid $150 of the $528 he owed prior to the sale of the airplane. Sands did not pay the balance remaining of $378 due by January 14, 2001. As a result, a judgment was entered against Sands for approximately $1 million on February 22, 2001. On May 18, 2001, the $1 million judgment was settled for approximately $378. Sands made a lump sum payment of $140 in June 2001 towards the $378 settlement. The remaining balance of the settlement was payable in 10 equal quarterly installments, including 9% interest per annum. Sands defaulted on the December 2002 quarterly installment.  The balance due at the time of the default was approximately $129. In January 2003, the Company and Sands settled the December 2002 default. Sands paid $100 in January 2003, $50 in February 2003 and $25 in March 2003. The amount paid in excess of the $129 due at the time of the default represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred to collect the balance owed by Sands.

          From August 1999 to October 31, 2000, Periscope was in default of certain covenants included in its factoring agreement with Century. In August 2000, the Company effectively lost control of Periscope’s operations to Century. The loss of control began when Century determined which customer orders would be filled by determining which raw materials would be purchased for the manufacture of clothing and also which expenses would be paid. In September 2000, Periscope began to lay off employees. In addition, after the company received an eviction threat due to the non-payment of rent, the New Jersey operations were relocated to the company’s New York showroom. Approximately 900 boxes of accounting records stored in Periscope’s New Jersey facilities were relocated to a public warehouse in New Jersey. Century took possession of  the current sales and billing records. The accounting records, previously stored in the New Jersey warehouse, were relocated to a warehouse in New York. On September 25, 2000, the Board approved a plan for the disposition of its apparel operations because of the loss of control of Periscope to its factor and continued financial losses.

          Periscope’s results from operations for the nine-months ended September 30, 2000:

Net sales	$60,471
Loss before income tax effect	(6,028)
Income tax benefit	2,230

Loss from discontinued operations	$(3,798)

          The loss from discontinued operations of $3,798, net of income tax benefit of $2,230, reflected Periscope’s results of operations through the date that control by GIANT was lost. Pre-tax gain on disposition of discontinued operations of $8,438 includes approximately $14,330 related to the reversal of Periscope’s liabilities outstanding prior to the bankruptcy filing, expense of $3,430 related to Periscope’s delivering peaceful possession of its assets to Century, the write-off of the

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

$3,000 Cash Collateral Deposit and a gain of $538 related to the return of approximately 769,000 shares of Common Stock to the Company by Sands. A value of $.70 per share was assigned, supported by the Settlement Agreement, to calculate the gain on the return of the Company’s Common Stock.

          On October 31, 2000, simultaneously with the execution and delivery of the asset letter, Century licensed certain Periscope trademarks to Alarmex Holdings, LLC (“Alarmex”) for the purpose of the manufacture and sale of Periscope products. Among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million from Alarmex. Century will pay GIANT a percentage of these net sales until the $3 million Cash Collateral Deposit has been recovered. As of December 31, 2001, approximately $483 of the Cash Collateral Deposit was recovered.  See Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. v. GIANT GROUP, LTD., Burt Sugarman and David Gotterer  ITEM 3. LEGAL PROCEEDINGS  for future recovery of Cash Collateral Deposit.

          In October 2000, GIANT commenced an action in federal court against Sands, Arthur Andersen LLP (“Arthur Andersen”), L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”) and Friedman, Alpren & Green LLP (“Friedman”).  The federal court dismissed this action on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claim. In June 2001, the Company filed a lawsuit in the Supreme Court of the state of New York against Sands, Arthur Andersen, Richard Salute, L.H. Friend, Friedman and Harriett Greenberg.  This suit was filed as a result of the dismissal of the action first commenced by the Company in October 2000.  On April 16, 2002, the Court granted certain motions to dismiss filed by various defendants. In December 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California due to the New York Supreme Court’s dismissal of the counts against L.H. Friend. These actions are on-going and are presented in more detail in  ITEM 3. LEGAL PROCEEDINGS.

          On November 30, 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In May 2002, the Trustee administering the bankruptcy of Periscope filed an adversary action in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against the Company, Burt Sugarman and David Gotterer (“Defendants”). This adversary action sought to recover certain allegedly inappropriate payments made by or owing to the Company before and after Periscope filed for bankruptcy in November 2000. The Bankruptcy Court approved a settlement between the Defendants and the Trustee on January 13, 2003. This action is presented in more detail in  ITEM 3. LEGAL PROCEEDINGS.

4.       Earnings (Loss) Per Share

          For the three-year period ended December 31, 2002, no adjustments were made to net income or loss and the weighted average shares for the calculation of diluted earnings (loss) per common share (“DEPS”).

          For 2000, 2,166,000 stock options were not included in the calculation of DEPS because the options’ exercise prices were greater than the average market price of the Common Stock.  For 2001and 2002, 2,131,000 and 1,157,000 outstanding stock options were not included in the calculation of DEPS because a loss was reported.  In all three years, the affect of including the outstanding stock options in the calculation of DEPS would be anti-dilutive.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

5.     Marketable Securities

          At December 31, 2001 and 2002, the investment in marketable securities is as follows:

Available for Sale (2001)	Fair Value	Cost	Unrealized Gain

Equity Securities	$5,225	$3,213	$2,012

Trading Securities (2001)	Fair Value	Cost

Corporate bond	$118	$231

Available for Sale (2002)	Fair Value	Cost	Unrealized Gain

Equity Securities	$6,449	$3,746	$2,703

Trading Securities (2002)	Fair Value	Cost

Corporate bond	$—	$—

          The interest bearing corporate bond matures in May 2008.

          In 2000, proceeds of $6,036 were received from the liquidation of corporate bonds, net proceeds of  $803 were received and a gain of $92 was recorded from the sale of approximately 29,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and the entire investment in Rally’s Hamburgers, Inc. (“Rally’s”) bonds and net proceeds of $158 were received and a gain of $23 was recognized on the sale of investments in common stock of companies other than Checkers.

          In 2001, proceeds of $1,008 were received from the liquidation of corporate bonds and net proceeds of $1,201 were received and a gain of $162 was recorded on the sale of shares of common stock of companies other than Checkers.

          In 2002, net proceeds of $98, excluding accrued interest of $6 were received and a loss of $133 was recorded on the sale the interest bearing corporate bond, net proceeds of  $207 were received and a gain of $157 was recorded on the sale of approximately 16,000 shares of Checkers common stock and net proceeds of $101 were received and a loss of $28 was recorded on the sale of approximately 10,000 shares of common stock of the Company’s investment in a track-driven vehicle manufacturer.

          At December 31, 2002, operating expenses are being paid by the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002, marketable securities classified as available for sale consisted of approximately 978,000 shares of Checkers common stock and 40,000 shares of common stock in a track-driven vehicle manufacturer.

6.       Affiliates’ Transactions

          At December 31, 2001, the investment in Checkers consisted of approximately 757,000 shares of common stock, approximately 7% of the company’s total outstanding common shares. The market value of this investment at December 31, 2001 was approximately $4,640.

          During the 2nd quarter of 2002, a warrant was exercised to purchase approximately 237,000 shares of Checkers common stock at a cost of $ 712 and approximately 16,000 shares of Checkers common stock was sold in the open market.

          At December 31, 2002, the investment in Checkers consisted of approximately 978,000 shares of common stock, approximately 8% of the total outstanding common shares. The market value of this investment at December 31, 2002 was approximately $6,134. GIANT’s President and Chief Executive Officer and the Board of Directors’ Vice-Chairman and Chairman of the Audit Committee all currently serve on Checkers’ board of directors.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

          Checkers is a Delaware company and is headquartered in Tampa, Florida. The company is the largest double drive-thru restaurant chain in the United States. The Company develops, produces, owns, operates, and franchises quick service “double drive-thru” restaurants under the two brand names “Checkers®” and “Rally’s Hamburgers®”. As of December 30, 2002, Checkers and its franchisees own 398 Checkers restaurants operating primarily in the Southeastern United States and 386 Rally’s restaurants operating primarily in the Midwestern United States.

          On March 19, 2003, Checkers announced that its board of directors has approved a share repurchase program authorizing the company to repurchase up to 1.3 million shares of its common stock. Under the plan, the Company may purchase common stock from time to time in the open market or in privately negotiated block purchase transactions. The amount and timing of any purchases will be at the discretion of management based on an assessment of several factors, including the price and availability of the company’s shares, the financial condition and the overall market environment. Shares repurchased may be reserved for later reissue.

          In August 1999, Checkers and Rally’s Hamburgers, Inc., (“Rally’s”) merged in an all-stock transaction. Rally’s is also a double drive-thru restaurant chain.  Since 1987, the Company’s assets included an investment in Rally’s common stock. After the merger, Checkers stockholders approved a one-for-twelve reverse stock split. Following the merger and reverse stock split, the investment in Checkers consisted of approximately 535,000 shares. The Company’s investment also included a warrant to purchase approximately 237,000 shares of Checkers common stock at a strike price of $3.00. Before the reverse stock split, the Company’s investment in Checkers included a warrant to purchase approximately 2,849,000 shares of Checkers common stock at a strike price of $.75. The warrant was included with the Checkers 13% restructured debt purchased by the Company in 1996. The cost of the warrant was written off and a loss of $1,168 was recorded in 1998 due to the continued trend of the Checkers’ common stock price to trade below $.75.

7.       Property and Equipment

At December 31,	2001	2002

Equipment	$16	$16
Furniture	27	27
Computer equipment and software	53	53
Leasehold improvements	1,245	101

	1,341	197
Less: accumulated depreciation and amortization	(1,260)	(144)

	$81	$53

          During 2002, the fully depreciated cost for its prior corporate office’s leasehold improvements was written off. The prior corporate office was subleased, beginning in February 2000, due to the move of the corporate office to a smaller location in 2000. The lease and sublease on the prior corporate office expired in 2002.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

8.       Income Taxes

          The following is a reconciliation of the income tax benefit at the federal statutory rate of 34% to the income tax benefit:

For the year ended December 31,	2000	2001	2002

Statutory federal income tax benefit on pre-tax loss	$563	$174	$541
State income tax benefit, net of federal income tax benefit	35	30	63
Permanent items	—	4	10
(Increase) decrease in valuation allowance	10	(210)	(614)
Other, net	—	2

Income tax benefit	$608	$—	$—

          Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities:

At December 31,	2001	2002

Net operating loss carryforward	$19,044	$19,459
Investment in marketable securities	2,094	1,763
Depreciation	96	102
Other, net	97	96
Valuation allowance	(20,530)	(21,144)

Deferred tax assets	801	276

Other, net	—	—
Net unrealized investment gains	801	276

Deferred tax liabilties	801	276

Net deferred tax liabilties	$—	$—

          The valuation allowance at December 31, 2001 and 2002 is provided because it is not likely that the deferred tax benefits will be realized through operations.  The valuation allowances recorded against deferred tax assets are based on management’s estimates related to the Company’s ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods.  Such adjustments may have a significant impact on the financial statements.

          At December 31, 2002, the net operating loss carryforward for Federal and State income tax purposes was approximately $47 million and  $7 million, respectively. The Federal net operating loss carryforward expires over the next 20 years and the State net operating loss carryforward expires over the next 5 to 10 years.

          Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax may be levied upon an entity that is classified as a personal holding company.  In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the “Ownership Test”) and which derive 60% or more of their taxable income from personal holding company sources, generally defined to be passive income (the “Income Test”).  If a corporation falls within the Ownership Test and the Income Test, it is classified as a personal holding company, and will be taxed on its undistributed personal holding company taxable income at a rate of 39.6%.  Currently, the stock ownership test has been met but the taxable income requirement has not been met. No additional tax is due for the current year; however, no assurance can be given that the taxable income test will not be satisfied in the future.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

9.       Leases

          The Company moved into its corporate office on April 1, 2000. The office consists of approximately 1,700 square feet of useable office and storage space. Annual base rent for 2002 was approximately $62. The lease term for this office is 60 months, beginning on July 1, 2000 and ending on June 30, 2005. The lease contains one, five-year renewal option.

          The previous corporate office was subleased beginning in February 2000. The sublease annual rental was identical to the annual rental paid to originally lease this office space. Both the office lease and sublease expired in April 2002.

          The Company is obligated under two noncancelable operating leases. The lease for the corporate office includes variable terms and one renewal option. The approximate future minimum annual lease payments (“lease payments”) include the estimated share of common area maintenance related to the corporate office. Approximate future minimum annual lease payments with a remaining term in excess of one year at December 31, 2002 are as follows:

Year	Payments

2003	97
2004	82
2005	50
2006	3

          Total rental expense for the three years ended December 31, 2002 was $88, $32, and $59, respectively.

10.     Related Party Transactions

          For the three years ended December 31, 2002, fees of approximately $79, $76 and $8, respectively, were paid for legal and accounting services to professional firms. Certain members of the Board of Directors are partners in these firms.

11.     Preferred Stock

          Authorized preferred stock consists of 2,000,000 shares, $.01 par value issuable in one or more series. The Board of Directors will determine how the preferred stock will be issued, the dividend rates, liquidation preferences and redemption, conversion and voting right restrictions.  No preferred stock has been issued.

12.     Class A Common Stock, $.01 Par Value

          The Amended Certificate of Incorporation authorized 5,000,000 shares of $.01 par value, Class A common stock. This Class A common stock is identical in all respects to the $.01 par value Common stock with Preferred stock purchase rights (“Common Stock”) except that the Class A common stock, except in limited situations, has no voting rights. Presently, there are no plans or commitments for this Class A common stock.

13.     Treasury Stock

          For the three years ended December 31, 2002, approximately 66,000, 0 and 0 shares of Common Stock was purchased at a cost of $14, $0 and $0, respectively, with the approval of the Company’s Board of Directors (“Board”).

          Glenn Sands (“Sands”), the former president and chief executive officer of the discontinued apparel operations, returned approximately 769,000 shares of Common Stock to the Company. These shares are included in treasury stock at December 31, 2000 at a cost of $538, or $.70 a share, supported by the July 2000 Settlement Agreement which resolved the litigation between Sands, the Company and other parties.

          In April 2001, the Chief Financial Officer received a bonus of 20,000 shares of Common Stock, approved by the Board on December 7, 2000. The shares were issued from treasury stock.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

14.     Common Stock Options

          Stock Option Exchange

          On February 1, 2002, a plan was adopted, approved by the Board’s Executive and Compensation Committee, for the exchange of stock options to purchase Common Stock (“Option Exchange Plan”). Option holders were given the opportunity to exchange their options for a fewer number of options at an exercise price of $.45, the closing price on February 1, 2002. The amount of newly issued options that the holders would receive is equal to 50% or 75% of the options exchanged. The termination date for the options exchanged and issued are identical. All options issued are fully vested and can be exercised in whole or in part immediately.

          Options to purchase approximately 2,076,000 shares of Common Stock were exchanged for options to purchase approximately 1,107,000 shares of Common Stock. The exchanged options were terminated. Non-cash compensation expense and related adjustment to capital in excess of par value are calculated under the guidelines of Financial Accounting Standards Board Interpretation 44 (“Fin 44”), as an interrpretation of Accounting Principles Board Opinion No. 25 (“APB 25”). Non-cash compensation expense, using variable accounting was approximately $584 for the period beginning February 1, 2002 to December 31, 2002.

Issuance of Options

Amended 1996 Employee Stock Option Plan, as amended (the “Amended 1996 Plan”)

          The Amended 1996 Plan authorizes the issuance of options to purchase up to an aggregate of 1,000,000 shares of Common Stock. Under the Amended 1996 Plan, options, in general, can be issued as either incentive or non-qualified options, may be exercised in whole or in part any time after the grant date, terminate not more than 10 years from the grant date and in most cases shall have an exercise price equal to the fair market value of the Common Stock on the grant date.  Shares of Common Stock, reserved but not issued due to the termination or expiration of the outstanding option, shall be available for options that may be granted prior to the termination of the plan.

          As a result of the Option Exchange Plan, 200,000 outstanding options issued under the Amended 1996 Plan were exchanged and 903,000 options were issued under the Amended 1996 Plan. The additional 803,000 options issued related to the exchange of 1,604,000 options issued under the 1985 Non-Qualified Stock Option Plan (“Non-Qualified Plan”), which stopped issuing options in August 1995.

          At December 31, 2002, the Amended 1996 Plan can issue additional options to purchase 87,000 shares.

Stock Option Plan for Non-Employee Directors, as amended, (the “Amended Director Plan”)

          The Amended Director Plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock. Under the Amended Director Plan, options may be exercised in whole or in part any time after the grant date, terminate five years from the grant date and shall have an exercise price equal to the fair market value of the Common Stock on the grant date. In addition, shares of Common Stock, reserved but not issued due to the termination or expiration of the outstanding option, shall be available for options that may be granted prior to the termination of the plan.

          Under the Amended Director Plan, non-employees receive an option to purchase 5,000 shares upon the initial election to the Board, receive an option to purchase 5,000 shares on the anniversary date of their election, receive an additional option to purchase 5,000 shares upon their initial election to the Executive Committee, and receive an option to purchase 5,000 shares on the anniversary date of the election to the Executive Committee. In addition, non-employee directors who served on the Board on May 20, 1996 (“Adoption Date”) received an option to purchase 10,000 shares. On the anniversary of the Adoption Date, non-employee directors who served on the Board on May 20, 1996 receive an option to purchase 5,000 shares.

          As a result of the Option Exchange Plan, 125,000 outstanding options issued under the Amended Director Plan were exchanged and 204,000 options were issued under the Amended Director Plan. The additional 110,000 options issued related to the exchange of 147,000 options originally issued under the Company’s Non-Qualified Plan, which stopped issuing

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

options in August 1995.

          At December 31, 2002, the Amended Director Plan can issue additional options to purchase 156,000 shares.

Terminated Stock Option Plan

          The Company’s Non-Qualified Plan, prior to August 1995, had provided for the granting of options to purchase 3,000,000 shares of Common Stock. All outstanding options expire in 2005

          As a result of the Option Exchange Plan, 1,751,000 outstanding options issued under the Non-Qualified Plan were exchanged and 913,000 options were issued under the Amended 1996 Plan and Amended Director Plan.

Compensation Expense

          Compensation expense is measured for all stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”) and FIN 44 as an interpretation of APB 25 (“FIN 44”), which clarifies the application of APB 25.Compensation expense has not been recognized because the exercise price of the options issued is equal to the fair market value of the options on the grant date.  If compensation expense was recognized under SFAS No. 123, “Accounting for Stock-Based Compensation”, net income (loss) would have been impacted as shown in the following pro forma amounts:

	Year ended December 31,

	2000	2001	2002

As reported	$1,362	$(512)	$(1,590)
Proforma	1,357	(517)	(1,623)
As reported	$0.37	$(0.18)	$(0.59)
Proforma	0.37	$(0.18)	$(0.60)

          The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002, respectively: no dividend yield for any years; expected volatility of 45%, 45% and 80%; risk-free rate of return of 5.6%, 3.6% and 4.6% and expected lives of 5 to 7, 5 and 5 years.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

          The following table details the change in the number of options for the three years ended December 31, 2002:

	2000 Shares	Weighted Average Exercise Price	2001 Shares	Weighted Average Exercise Price	2002 Shares	Weighted Average Exercise Price

Beginning balance	2,136,000	$6.93	2,166,000	$6.84	2,131,000	$6.72
Granted	30,000	0.64	30,000	0.48	40,000	1.12
Granted, under option exchange					1,107,000	0.45
Terminated	—	—	(65,000)	7.73	(7,500)	0.45
Exchanged and Terminated, under option exchange					(2,076,000)	6.85
Exercised					(37,500)	0.45

Ending balance	2,166,000	6.84	2,131,000	6.72	1,157,000	0.47

Options exercisable at end of year	2,166,000		2,131,000		1,157,000

Weighted average price of fair value options granted	$0.38		$0.48		$1.12

          The following table summarizes stock options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices	Outstanding at Dec. 31, 2002	Weighted Average

		Remaining Contractual Life	Exercise Price

$.17 to $.52	1,112,000	2.3 years	$0.45
$.64 to $1.16	45,000	5.1 years	1.07

	1,157,000	2.4 years	0.47

15.     Stockholders Rights Plan

          In January 1996, a dividend of one preferred share purchase right (“Right”) was declared for each share of Common Stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for Common Stock issued after that date.

          Each right entitles the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the Common Stock (1) ten days after a public announcement that a person or group of persons has become the beneficial owner of 15% or more of Common Stock (an “Acquiring Person”), or (2) ten business days (or such later date as may be determined by the Board) after commencement or announcement of an intention to make a tender or exchange offer, the completion would result in such person or group of persons becoming the beneficial owner of 15% or more of Common Stock. However, because the Company’s President and Chief Executive Officer (“CEO”) beneficially owned in excess of 15% of Common Stock on the date the Rights Plan was adopted, the CEO will become an Acquiring Person only upon his acquisition of

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

additional shares of Common Stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

          If any person does become an Acquiring Person, subject to certain exceptions, the other holders of Common Stock will be able to exercise the Rights and buy Common Stock having twice the value of the exercise price of the Rights.  A fractional interest of a share of Series A Junior Participating Preferred Stock may be substituted for each share of Common Stock to be issued upon exercise of the Rights.  Additionally, if GIANT is involved in certain mergers where its shares are exchanged or certain major sales of its assets occur, holders of Common Stock will be able to purchase for the exercise price, shares of stock of the Acquiring Person having twice the value of the exercise price of the Rights.

          GIANT may redeem the Rights at any time prior to the time any person becomes an Acquiring Person for a price of $.01 per Right.  Unless exercised, the Rights expire on January 4, 2006.

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

16.     Commitments and Contingencies

          The Company is involved in the following lawsuits.

          Mittman/Rally’s.

          In 1994 two class action lawsuits, purportedly on behalf of the shareholders of Rally’s Hamburgers, Inc., (“Rally’s”), were filed in the United States District Court for the Western District of Kentucky against Rally’s, certain Rally’s former officers, directors and shareholders, its former auditors, GIANT and Burt Sugarman. The two lawsuits were consolidated and allege the defendants violated the Securities Exchange Act of 1934, as amended (“Exchange Act”), among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of Rally’s common stock, and seek unspecified damages, including punitive damages.

          In April 1994, GIANT filed a motion to dismiss and a motion to strike. In April 1995, the Court struck certain provisions of the complaint but otherwise denied GIANT’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification. In July 1995, the plaintiffs renewed this motion and the Court certified the class in April 1996.

          Fact discovery was completed by summer 1999. Expert discovery was completed early spring 2000. In August 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law.  On January 25, 2001, plaintiffs filed oppositions to the defendant’s motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. On April 5, 2002, the court granted the motion for summary judgment of Rally’s former auditors. The motion of the remaining defendants is presently pending before the Court.

          The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted.  The last conference took place before Magistrate Judge Gambill in January 2003. The Court has not set a trial date.

          The Company denies all wrongdoing and intends to continue to vigorously defend itself in this lawsuit. The Company is unable to predict the outcome of this lawsuit.

GIANT vs.  Sands, Arthur Andersen and others

          On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Glenn Sands (“Sands”), Arthur Andersen LLP (“Arthur Andersen”), Richard Salute (“Salute”), L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”), Greg Presson; Friedman, Alpren & Green, LLP (“Friedman”) and Harriett Greenberg (“Second Action”). This suit was filed as a result of

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

the dismissal of an action first commenced by the Company in October 2000, in the United States District Court for the Southern District of New York against Sands, Arthur Andersen, L.H. Friend and Friedman (“First Action”). In this First Action, the Company sought redress for injuries arising out of its acquisition of Periscope against Sands, the former principal of Periscope, the former auditors of Periscope, Friedman and Arthur Andersen, the previous independent auditor for the Company, and the investment banking firm involved in the transaction, L.H. Friend. The Company’s complaint alleged various claims against the defendants for securities fraud, constructive fraud, common law fraud, negligent misrepresentation, breach of contract and professional malpractice.  Although the Company has yet to quantify its damages in regard to the subject transaction, it spent more than $35 million on its investment in Periscope and otherwise incurred costs and fees attributable to the transaction when, in fact, the investment would later prove to have been virtually worthless. The First Action was dismissed by the federal court on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claims.  The Second Action’s complaint alleges the same claims against the defendants as the First Action. All defendants have moved again to dismiss the Second Action.

          On April 16, 2002, the Court issued an opinion on the motions to dismiss.  In its decision, the Court denied Sands’ motion to dismiss and Arthur Andersen and Richard Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. The Court did grant Friedman and Harriett Greenberg’s motion to dismiss, granted L.H. Friend’s motion to dismiss for lack of personal jurisdiction, and granted Arthur Andersen and Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation. The Company has appealed this ruling. The appeal proceedings are ongoing, with the Company’s opening brief and record filed on February 28, 2003.

          The Company filed a Motion to Reargue the dismissal of the defendants pursuant to the Court’s April 16, 2002 ruling.   The Company also filed a Motion for Permission To File a First Amended Complaint.   The proposed First Amended Complaint would assert new causes of action against all the remaining defendants and L.H. Friend, including breach of fiduciary duty, conspiracy and for aiding-and-abetting a breach of fiduciary duty.   A hearing on these motions was held on October 10, 2002. The Court has not issued a decision.

          In July 2002, Arthur Andersen filed a counterclaim against GIANT alleging nonpayment of certain fees of approximately $105 that related to alleged services provided in 2000.  GIANT filed a Motion to Dismiss this counterclaim on July 17, 2002. The Court has not issued a decision regarding GIANT’S Motion to Dismiss.

          Discovery began in Spring 2002 and will continue for the next several months. The Company has now issued discovery to the remaining defendants and has subpoenaed documents from third parties.   The Company is also seeking to take the depositions of several individuals, including Sands and Salute.

          Management is unable to predict the outcome of this matter.

Trustee for Periscope Bankruptcy vs. GIANT, Burt Sugarman and David Gotterer

          On May 31, 2002, the Trustee administering the bankruptcy of Periscope filed an adversary action in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against GIANT, Burt Sugarman and David Gotterer (“GIANT et al.”). This adversary action seeks recovery of certain allegedly inappropriate payments made by or owing to GIANT before and after Periscope filed for bankruptcy in November 2000. The total sum sought in this adversary action is approximately $4 million. GIANT et al. filed an answer to this adversary action on July 1, 2002 denying the allegations and demanding strict proof thereof.

          On January 13, 2003, the Bankruptcy Court approved a settlement of all filed or unfiled claims against the parties in this action. Under this settlement, GIANT does not admit nor concede any wrongdoing. Century has been directed by the Company to transfer the following funds to the Trustee: approximately $404 which Century is currently holding on the Company’s behalf; approximately $171 as these funds become available under the October 2000 agreement between Century and GIANT (“October 2000 agreement”), and after the $171 has been transferred, divide the approximately $1.45 million remaining equally between the Trustee and the Company as the funds become available under the October 2000 agreement.

          In addition, under this settlement, the Trustee will permit GIANT to file a Proof of Claim of up to approximately

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Audited, except for the Statement of Operations, Cash Flows and
Changes in Stockholders’ Equity for the year ended December 31, 2000)
(Dollars in thousands, except share and per share amounts)

$1.1 million as to amounts paid to the Trustee as set forth in the previous paragraph.

          Management believes this settlement will not have any material adverse effect on the Company’s Financial Position and Results of Operations.

GIANT vs. Friend, Presson and Campbell

          On December 10, 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California for the County of Los Angeles.  This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from the services they provided to the Company related to the acquisition of Periscope.  Due to the New York Supreme Court’s dismissal of the counts against L.H. Friend in New York, the Company has filed suit against L.H. Friend, Gregory Presson and Robert Campbell in California in an abundance of caution in an effort to preserve any and all claims it has against them.   The amount sought in this lawsuit is approximately $35.2 million. Defendants filed a Motion to Transfer Venue on March 25, 2003.

          Management is unable to predict the outcome of this matter.

Employment Contract

          The President and Chief Executive Officer (“CEO”) has an employment contract (“Contract”) expiring on December 31, 2005. The Contract provides for an annual base salary of $1 million, increased annually by 10% over the prior year to a maximum of $1.6 million. In addition, the Contract provides for life insurance in the face amount of $5 million and an annual bonus determined by the Board’s Incentive Compensation Committee, within specified guidelines of the current Incentive Compensation Plan on a year-to-year basis. Upon the expiration of this Contract, the CEO would be entitled to a termination payment equal to twice the base compensation for the year the Contract terminated.

          In January 2000 and June 2001, the CEO voluntarily authorized the reduction of his annual salary to $450 and again to $290, respectively. In addition, the CEO voluntarily authorized the elimination of the liability for the termination payment due upon the expiration of the Contract.  At any time, the CEO may increase his salary to the current level stated in the Contract.

Report of Independent Public Accountants

Independent Auditors’ Report

Board of Directors
GIANT GROUP, LTD.
Beverly Hills, California

We have audited the accompanying balance sheets of GIANT GROUP, LTD. as of December 31, 2002 and 2001 and the related statements of operations, cash flows and changes in stockholders’ equity for the two years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as explained in the next paragraph, we conducted our audit on the financial statements described in the above paragraph in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet, statement of operations, cash flows and changes in stockholders’ equity are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 3, one of the Company’s subsidiaries in 2000 filed a voluntary petition under Chapter 7 of the bankruptcy code and also executed and delivered peaceful possession of its assets and records to a third party. As a result, the disposition of the subsidiary’s records did not permit the application of any audit procedures.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the statement of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2000.

In our opinion, the financial statements present fairly, in all material respects, the balance sheets as of December 31, 2002 and 2001 and the results of operations, cash flows and changes in stockholders’ equity for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

February 27, 2003
Santa Monica, California

GIANT GROUP, LTD.
QUARTERLY UNAUDITED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	2002

	Quarter Ended

( ) Expense or Loss	March 31	June 30	September 30	December 31

Costs and expenses, including depreciation	$(246)	$(405)	$(319)	$(238)
Expense related to stock option exchange	(572)	(99)	278	(191)

Total costs and expenses	(818)	(504)	(41)	(429)

Gain (loss) on the sale of marketable securities	(17)	144	(13)	(118)
Investment and other income	31	31	28	116

Total other income	14	175	15	(2)

Net income (loss)	$(804)	$(329)	$(26)	$(431)

Basic and diluted loss per common share	$(0.30)	$(0.12)	$(0.01)	$(0.16)
Basic and diluted weighted average shares - basic	2,691,000	2,708,000	2,728,000	2,728,000

	2001

	Quarter Ended

( ) Expense or Loss	March 31	June 30	September 30	December 31

Costs and expenses, including depreciation	$(414)	$(393)	$(287)	$(184)
Tender Offer		(88)		7

Total costs and expenses	(414)	(481)	(287)	(177)

Gain (loss) on the sale of marketable securities		(2)	96	62
Investment and other income	16	57	78 (1)	534	(2)

Total other income	16	55	174	596

Net income (loss)	$(398)	$(426)	$(113)	$419

Basic and diluted (earnings) loss per common share	$(0.13)	$(0.14)	$(0.04)	$0.16	(3)
Basic and diluted weighted average shares	3,155,000	2,998,000	2,691,000	2,691,000	(3)

(1) Investment and other income includes $140 related to the partial payment of the Company’s May 2001 settlement with Sands.

(2) Investment and other income includes $483 related to the partial recovery of the Company’s Cash Collateral Deposit, written-off in 2000 and $54 related to the partial payment of the Company’s May 2001 settlement with Sands.

(3) The calculation of diluted earnings per common share and weighted average shares does not include the effect of 30,000 potentially dilutive stock options with exercise prices lower than the average market price of the Company’s Common Stock as the dilutive effect would be immaterial.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The information required by this item is contained in the following documents, filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2002: (1) Current Report on Form 8-K dated July 19, 2000 and filed July 26, 2000 and  (2) Current Report on Form 8-K-A dated October 18, 2001 and filed November 21, 2001.

PART III

ITEM 10. 11. 12. and 13.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by these items, other than information set forth in this Form 10-K under Item I, “executive officers of registrant”, is omitted because a definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information.  The required information contained in the proxy statement is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

          Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          The Chief Executive Officer and Principal Accounting Officer does not expect that the Company’s disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of management, including the Principal Accounting Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer along with the Principal Accounting Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the periodic SEC filings. There have been no significant changes in the internal controls or in other factors which could significantly affect these controls subsequent to the date the evaluation was carried out.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements – See Item 8 on page 15 for the Financial Statements and page 35 for the Report of Independent Accountant.

2.

Financial Statement Schedules - The financial statement schedules for the three years ended December 31, 2002 have been omitted because they are not applicable, are not required or the information required is included in the Financial Statements or Notes.

	3.	Exhibits – See below the Exhibit Index for this Form 10-K.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits Required by Item 601 of Regulation S-K:

EXHIBIT INDEX

No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 4, 1998, between GIANT, Acquisition Corp. and Periscope (filed as Exhibit 2.1 to the Company’s Form 8-K dated December 11, 1998, and incorporated herein by reference).

2.2

Amendment to Agreement and Plan of Merger, dated as of December 9, 1998, between GIANT, Acquisition Corp. and Periscope (filed as Exhibit 2.2 to the Company’s Form 8-K dated December 11, 1998, and incorporated herein by reference).

2.3	Certificate of Merger dated December 11, 1998 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 1998, and incorporated herein by reference).

2.4	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD.

2.4.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD.

3.1

Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1

Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2

Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

3.1.3

Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4

Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5

Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6

Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7

Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1

Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company’s Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

No.	Description of Exhibit

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

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

10.4

Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.5

Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. dated November 22, 1996 (filed as Exhibit 4.3 to Checkers’ Current Report on Form 8-K dated November 22, 1996, and incorporated herein by reference).

10.6

Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

.
10.7

License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8

Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10

Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002 by Burt Sugarman

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002 by Pasquale A. Ambrogio

99.3	Certification of Burt Sugarman, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification of Pasquale A. Ambrogio, Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT GROUP, LTD.
Registrant

Date: March 27, 2003	By:	/s/ BURT SUGARMAN

Burt Sugarman Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	By:	/s/ BURT SUGARMAN

Burt Sugarman Chairman of the Board and Chief Executive Officer

Date: March 27, 2003	By:	/s/ PASQUALE A. AMBROGIO

Pasquale A. Ambrogio Vice President, Chief Financial Officer, and Secretary (Principal Accounting Officer)

Date: March 27, 2003	By:	/s/ DAVID GOTTERER

David Gotterer Director

Date: March 27, 2003	By:	/s/ TERRY CHRISTENSEN

Terry Christensen Director

Date: March 27, 2003	By:	/s/ DAVID MALCOLM

David Malcolm Director

Date: March 27, 2003	By:	/s/ JEFF ROSENTHAL

Jeff Rosenthal Director