Form 10-K/A
period 2002-12-31
GIANT GROUP LTD
filed 2003-04-30
CIK 41296

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Burt Sugarman (64) is President and Chief Executive Officer and has held these positions since 1983. He is also the Chairman of the Board of Directors and has held this position since 1983. Mr. Sugarman is a director of Checkers Drive-In Restaurants Inc. (“Checkers”). Mr. Sugarman also was a director of Santa Barbara Restaurant Group, Ltd. (“SBRG”) until its merger with CKE Restaurants, Inc. in March 2002.

Pasquale A. Ambrogio (51) is Vice-President, Chief Financial Officer and Secretary and has held these positions since May 2000. Previously, he held the position of Controller of the Registrant since 1995.

David Gotterer (74) is Vice-Chairman of the Board of Directors and has held this position since 1986. He became a Director of the Registrant in 1984. Mr. Gotterer’s principal occupation is senior partner in the accounting firm of Mason & Company, LLP. He has held this position for more than the last five years. Mr. Gotterer is a director of Checkers.

Terry Christensen (62) became a Director in 1994. Mr Christensen’s principal occupation is senior partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. He has held this position for more than the last five years. Mr. Christensen is a director of MGM MIRAGE, Fidelity National Financial, Inc. and Checkers.

David Malcolm (50) became a Director in 1996. Mr. Malcolm’s principal occupation is chairman of the board of Suncoast Financial Mortgage Corporation. He has held this position for more than five years. Suncoast is a mortgage banking company and developer of several thousand homes in the San Diego Region. He is a director of St. Vincent de Paul, a homeless shelter in San Diego. Previously, he was a director of Scripps Institute of Oceanography.

Jeffrey Rosenthal (45) became a Director in 1997. Mr. Rosenthal’s current principal occupation is president and chairman of Rose Investments, LLC, a private investment firm. He has held this position since September 2002. Previously, Mr. Rosenthal served as chairman of Fairfare Media Works for more than five years.

Every Director and Executive Officer holds his position until his respective successor is elected and qualified or until his earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and related amendments furnished to the Registrant during 2002 and Forms 5 and related amendments furnished to the Registrant for the year ended December 31, 2002, Section 16(a) filing requirements of the Exchange Act have been met.

Audit Committee Financial Expert

The Registrant’s Board of Directors has determined that a financial expert is not serving on the Audit Committee.

Code of Ethics

At this time, the Registrant has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Registrant expects to adopt a formal Code of Ethics during the current fiscal year.

The Registrant has followed an informal Code of Ethics requiring Board of Director’s approval of any material transaction involving the Registrant’s Chief Executive Officer and/or the Chief Financial Officer. The Registrant believes this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table is a summary of the annual and long-term compensation for services performed by the Registrant’s Chief Executive Officer and Vice President, Chief Financial Officer and Secretary, qualified as an “ Executive Officer” under item 402(a)(3) of Regulation S-K for the three years ended December 31, 2002, 2001 and 2000.

	ANNUAL COMPENSATION								LONG-TERM COMPENSATION AWARDS
						Other
Name	Principal Position	Year	Salary	Bonus		(1)	(2)	(3)	Securities Underlying Options
Burt	Chief	2002	$290,000	$—		$31,923	$30,725	$16,677	—
Sugarman	Executive	2001	370,000	—		57,500	30,725	7,926	—
	Officer	2000	472,435	—		36,481	34,669	2,942	—

Pasquale	Chief	2002	103,480	—		—	—	—	10,000	(5)
A. Ambrogio	Financial	2001	99,666	—		—	—	—	—
	Officer	2000	95,740	2,000	(4)	—	—	—	—

(1)	Director’s fees and other compensation paid to Mr. Sugarman by Checkers and SBRG.
(2)	Premium for Mr. Sugarman’s life insurance policy paid by the Registrant.
(3)	Income of $16,677, $7,926 and $2,942 imputed for Mr. Sugarman’s personal use of company car and deferred compensation of $8,929, $3,571 and $0 for Mr. Sugarman’s post-employment health insurance.
(4)	Mr. Ambrogio assumed the position of Chief Financial Officer in May 2000. In 2000, Mr. Ambrogio received a bonus of 20,000 shares of the Registrant’s Common Stock, valued at $2,000.
(5)	Granted to Mr. Ambrogio under the Amended 1996 Employee Stock Option Plan at a price of $1.15.

Option Grant in Fiscal Year 2002

	Individual Grant				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Pasquale A. Ambrogio	10,000	100%	$1.15	04-Jun-02	$600	$1,200

Aggregated Option Exercises in 2002 and Fiscal Year End Option Values

			Exercisable
Name	Shares Acquired on Exercise	Value Realized	Unexercised Number of Options at Fiscal Year End	Value of Unexercised In-The-Money Options at Fiscal Year End
Burt Sugarman	0	$—	899,601	$503,777
Pasquale A. Ambrogio	0	—	13,750	2,100

Compensation of Directors

Non-employee Directors are compensated at a rate of $10,000 per annum, plus $500 for each Board meeting attended. Members of the Audit Committee are compensated for their services at the rate of $250 per meeting attended.

Non-employee Directors participate in the Registrant’s Stock Option Plan for Non-Employee Directors, as amended (the “Amended Director Plan”), which authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock. Under the Amended Director Plan, options may be exercised in whole or in part any time after the grant date, terminate five years from the grant date and shall have an exercise price equal to the fair market value of the Common Stock on the grant date. In addition, shares of Common Stock, reserved but not issued due to the termination or expiration of the outstanding option, shall be available for options that may be granted prior to the termination of the plan.

Under the Amended Director Plan, non-employee Directors receive an option to purchase 5,000 shares upon the initial election to the Board of Directors, receive an option to purchase 5,000 shares on the anniversary date of their election, receive an additional option to purchase 5,000 shares upon their initial election to the Executive Committee of the Board, and receive an option to purchase 5,000 shares on the anniversary date of the election to the Executive Committee. In addition, non-employee Directors who served on the Board on May 20, 1996 (“Adoption Date”) received an option to purchase 10,000 shares. On the anniversary of the Adoption Date, non-employee Directors who served on the Board on May 20, 1996 receive an option to purchase 5,000 shares.

As of March 27, 2003, additional options to purchase 151,000 shares may be granted.

Employment Agreement

Mr. Sugarman is employed as Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement (“agreement”) with the Registrant dated December 3, 1998 and which expires on December 31, 2005. The agreement provides that Mr. Sugarman receive an annual base salary of $1,000,000 increased annually by 10% over the prior year to a maximum of $1,600,000, life insurance in the face amount of $5,000,000, and an annual bonus in an amount determined from year to year by the Compensation Committee of the Board of Directors, at its discretion, and certain additional benefits. The agreement is terminable prior to the expiration of the term of the agreement (1) by the Registrant for cause (as defined in the agreement) and (2) by Mr. Sugarman (a) for cause (as defined in the agreement), (b) at any time for any reason, after January 1, 2000 or (c) if Mr. Sugarman ceases to own or control at least 10% of the Registrant’s Common Stock. Should the agreement be terminated by the Registrant without cause or by Mr. Sugarman for cause or for other reasons described in the preceding sentence, Mr. Sugarman would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 40 months from termination, whichever period is longer and (2) a lump sum payment in an amount equal to the greater of (a) two times the annual base salary and (b) the amount which would have been payable throughout the remainder of the term of the agreement or 40 months, whichever is shorter, provided that if the agreement is terminated within one year following a change in ownership of the Registrant (as defined in the agreement), Mr. Sugarman will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Sugarman during the five years prior to such change in ownership. In the event of Mr. Sugarman’s disability or death, he or his estate would be entitled to receive a lump sum payment equal to the greater of (a) two times the annual base salary and (b) the amount which would have been payable throughout the remainder of the term of the agreement and continuation of all health insurance benefits for the remainder of the term. In the event of Mr.

Sugarman’s death, the Registrant would also be obligated to continue all health insurance benefits for Mr. Sugarman’s immediate family for two years.

In January 2000, Mr. Sugarman voluntarily authorized the decrease of his annual salary to $450,000 from $1,100,000. Effective June 30, 2001, Mr. Sugarman voluntarily authorized an additional decrease to his annual salary to $290,000 from $450,000. Mr. Sugarman, at his discretion, may, at any time, increase his salary to the current level as stated in the agreement. In such case, no retroactive salary adjustment will be made.

In January 2000, Mr. Sugarman voluntarily authorized the retroactive cancellation of the severance pay due to him as stated in the agreement.

Compensation Committee Interlocks and Insider Participation

None

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The beneficial ownership of the Registrant’s outstanding Common Stock on March 27, 2003 for each Director and Executive Officer, the Directors and Executive Officers as a group and beneficial owners of 5% or more of the outstanding shares of the Registrant’s Common Stock are:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Burt Sugarman	2,138,021(3)	58.9%
9440 Santa Monica Blvd
Suite 407
Beverly Hills, California 90210

Mary Hart Sugarman	2,138,021(4)	58.9%
9440 Santa Monica Blvd
Suite 407
Beverly Hills, California 90210

Gary Koncikowski	268,700(5)	9.8%
PO Box 751
Lake George, New York 12845

Dimensional Fund Advisors, Inc.	255,200(6)	9.4%
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(CONTINUED)

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
William Spier	143,379(7)	5.3%
477 Madison Avenue
Suite 1401
New York, New York 10022

David Gotterer	117,532(8)	4.2%
400 Park Avenue
New York, New York 10022

Terry Christensen	85,000(9)	3.0%
2121 Avenue of the Stars
18th Floor
Los Angeles, California 90067

David Malcolm	30,000(10)	1.1%
750 B Street
Suite 3130
San Diego, California 92101

Jeffrey Rosenthal	22,500(11)	1.0%
10345 West Olympic Blvd.
Los Angeles, California 90064-2524

Pasquale A. Ambrogio	13,750(11)	1.0%
9440 Santa Monica Blvd
Suite 407
Beverly Hills, California 90210

All Executive Officers and Directors as a group (6 persons)	2,406,803	62.4%

(1)	A beneficial owner of a security can be a person who: (a) has or shares the power to vote or to direct the voting of the security; (b) has the power to dispose or to direct the disposition of the security; (c) has the right to acquire beneficial ownership within 60 days of March 27, 2003 or (d) is living in the same house with spouse, children or other relatives who own the security. The 5% beneficial owners are based on the Registrant’s knowledge through filings with the

Securities and Exchange Commission and other information made available to the Registrant.

(2)	The denominator equals 2,728,354 issued and outstanding shares of the Registrant’s Common Stock (“shares”) on March 27, 2003 and each reporting person’s Common Stock options (“options”) currently exercisable or exercisable within 60 days of March 27, 2003.

(3)	This total includes 899,601 shares underlying presently exercisable options and 148,950 shares owned by Mr. Sugarman’s spouse.

(4)	This total includes 1,089,470 shares and 899,601 shares underlying presently exercisable options owned by Mrs. Sugarman’s spouse.

(5)	Information provided by Form 13G/A filed by the reporting person on January 22, 2003.

(6)	Information provided by Form 13G filed by the reporting person on February 3, 2003.

(7)	Information provided by Form 13D filed by the reporting person on July 8, 2002.

(8)	This total includes 102,532 shares underlying presently exercisable options. This total excludes 47,531 shares underlying presently exercisable options held by Mr.Gotterer because he disclaims beneficial ownership of the shares. A business partner is entitled to the beneficial ownership of the shares upon any exercise of the options.

(9)	This total includes 70,000 shares underlying presently exercisable options.

(10)	This total includes 22,500 shares underlying presently exercisable options.

(11)	Represents shares underlying presently exercisable options.

ITEM 13.        Certain relationships and related transactions

(a)	Transactions with management and others. None

(b)	Certain business relationships. None

(c)	Indebtedness of management. None

(d)	Transactions with promoters. None

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT GROUP, LTD.

Registrant

Date: April 30, 2003	By:	/s/Burt Sugarman

Burt Sugarman Chairman

/s/Pasquale A. Ambrogio

Pasquale A. Ambrogio Vice President, Chief Financial Officer and Secretary (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Burt Sugarman, certify that:

1.	I have reviewed GIANT GROUP, LTD. annual report on Form 10-K/A for the fiscal year ended December 31, 2002 (“Annual Report”).

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the statements of operations, balance sheets and statements of cash flows and changes in stockholders’ equity of the Registrant as of, and for, the periods presented in this annual report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”), and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls, and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Burt Sugarman

Burt Sugarman Chief Executive Officer

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Pasquale A. Ambrogio, certify that:

1.	I have reviewed GIANT GROUP, LTD.’S Annual Report.

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the statements of operations, balance sheet and statements of cash flows and changes in stockholders’ equity of the Registrant as of, and for, the periods presented in this Annual Report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”), and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls, and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Pasquale A. Ambrogio

Pasquale A. Ambrogio Principal Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with GIANT GROUP, LTD.’S Annual Report as filed with the SEC on the date hereof, I, Burt Sugarman, Chief Executive Officer of the GIANT GROUP, LTD., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m or 78o(d)), and

(2) The information contained in this Annual Report fairly presents, in all material respects, the financial condition and result of operations of GIANT GROUP, LTD.

Dated: April 30, 2003

/s/ Burt Sugarman

Burt Sugarman Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with GIANT GROUP, LTD.’s Annual Report as filed with the SEC on the date hereof, I, Pasquale A. Ambrogio, Principal Accounting officer of GIANT GROUP, LTD., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m or 78o(d)), and

(2) The information contained in this Annual Report fairly presents, in all material respects, the financial condition and result of operations of GIANT GROUP, LTD.

Dated: April 30, 2003

/s/ Pasquale A. Ambrogio

Pasquale A. Ambrogio Principal Accounting Officer