Form 10-Q
period 2003-03-31
GIANT GROUP LTD
filed 2003-05-15
CIK 41296

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Period: First quarter ended March 31, 2003

Registrant: GIANT GROUP, LTD.

Address: 9440 Santa Monica Blvd. Suite 407 Beverly Hills, California 90210

Telephone number: (310) 273-5678

Commission File Number: 1-4323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation: Delaware

The Registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Registrant is not an accelerated filer as defined in Rule 12-b2 of the Exchange Act.

On May 14, 2003 the latest practicable date, there were 2,728,354 shares of Common Stock outstanding.

Exhibit Index—Page 10

GIANT GROUP, LTD.

ITEM 1.	FINANCIAL STATEMENTS

GIANT GROUP, LTD.
STATEMENTS OF OPERATIONS
for the three-month periods ended March 31, 2002 and 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-months ended March 31,

	2002	2003

Expenses:
General and administrative	$239	$257
Stock Option Exchange	572	9
Depreciation	7	6

	818	272

Income:
Investment income	4	—
Loss on sales of marketable security	(17)	(26)
Other	27	175

	14	149

Net loss	$(804)	$(123)

Basic and diluted net loss per common share	$(0.30)	$(0.05)

Basic and diluted weighted average shares	2,691,000	2,728,000

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
BALANCE SHEETS
at December 31, 2002 (Audited) and March 31, 2003 (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Marketable securities (Note 1)	6,449	5,903
Receivables, prepaid expenses and deposits	58	76

Total current assets	6,507	5,979
Property and equipment, net	53	47

Total assets	$6,560	$6,026

LIABILITIES
Current liabilities:
Accounts payable (Note 1)	$23	$94
Accrued expenses	181	143

Total current liabilities	204	237

Commitments and Contingencies (Note 2)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 6,819,000 shares issued	69	69
Capital in excess of par value	35,855	35,864
Accumulated other comprehensive income (Note 3)	2,703	2,250
Accumulated deficit	(3,421)	(3,544)

	35,206	34,639
	(28,850)	(28,850)
Less 4,091,000 shares of Common Stock in treasury, at cost
	6,356	5,789
Total stockholders’ equity
	$6,560	$6,026
Total liabilities and stockholders’ equity

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
STATEMENTS OF CASH FLOW
 for the three-month periods ended March 31, 2002 and 2003
 (Unaudited)
 (Dollars  in thousands, except per share amounts)

	Three-months ended March 31,

	2002	2003

Operating Activities:
Net loss	$(804)	$(123)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Stock Option Exchange	572	9
Depreciation	7	6
Loss on the sales of marketable security	17	26
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	522	(18)
(Decrease) increase in accounts payable and accrued expenses	(135)	33

Net cash provided (used) by operations	179	(67)

Investing Activities:
Sales of marketable security	100	67

Net cash provided by investing activities	100	67

Increase in cash and cash equivalents	279	—
Cash and cash equivalents:
Beginning of period	857	—

End of period	$1,136	$—

Supplemental disclosure of cash paid for:
Income taxes	$—	$—
Interest	—	—

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

          GIANT GROUP, LTD.’s (“Company”) Form 10-Q for the first quarter ended March 31, 2003 contains forward-looking statements concerning a number of risks and uncertainties involving the Company. Forward-looking statements contain strategies, plans or intentions and may be identified by words such as “believes”, “expects”, “predicts” or “could”. Forward-looking statements are also dependent on assumptions and estimates made that may not be correct.

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

          In addition, many factors involving Checkers Drive-In Restaurants, Inc. (“Checkers”), the Company’s 8.0% equity investment, may cause actual results to differ materially from those discussed in the Company’s forward-looking statements. These factors include, but are not limited to  (1) heavy and sustained discounts, advertising and promotion by numerous, well established competitors who have substantially greater financial resources than Checkers and (2) the need to continue improvement in same store restaurant sales, which is dependent on the success of advertising and promotional efforts and the success of operating and training initiatives, to achieve improved profitability. See Checkers Annual Report on Form 10-K for the fiscal year ended December 30, 2002, as well as other periodic reports filed with the Securities and Exchange Commission (“SEC”).

          In addition, risks and uncertainties are also described in the Company’s Form 10-K and other periodic reports filed with the SEC.

1.        Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices accepted in the United States of America applied consistently with those used in the preparation of the Company’s 2002 Annual Report on Form 10-K (“2002 Annual Report”) and are supported by management’s use of assumptions, judgments and estimates. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

          Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.  It is suggested that the accompanying unaudited financial statements be read in conjunction with the Financial Statements and Notes in the 2002 Annual Report.

          For the two weeks prior to December 31, 2002 and the three months ended March 31, 2003, operating expenses are being paid through the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002 and March 31, 2003, the margin availability was $472 and $569 and net borrowings were $12 and $92, respectively. Net borrowings is included in accounts payable on the Balance Sheet.

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

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

          Giant meets the technical requirements of an Investment Company under the Investment Company Act of 1940. The Company is not engaged in the business of investing, re-investing or trading of securities. Accordingly, the Company is exploring alternatives so as not to fall under the Investment Company Act of 1940. The Board of Directors continues to seek to maximize shareholder value, which could include a liquidation of the Company, a merger with another company, reorganization or other extraordinary transaction.

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. Management does not expect the adoption of Issue No. 02-16 to have a material impact on the current period’s financial statements.

          Pro forma Diluted Earnings per Share—If the compensation cost for all options granted to employees and Directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share for the quarter would have been increased to the following pro forma amounts:

	March 31, 2002	March 31, 2003
Net loss, as reported	$(804)	$(123)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(3)

Pro forma net loss	$(808)	$(126)

Loss per share:
Basic and Diluted, as reported	$(0.30)	$(0.05)
Basic and Diluted, pro forma	(0.30)	$(0.05)

          For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with an expected dividend yield of zero percent based on the Company’s history of no dividends paid to stockholders with the following weighted-average assumptions:

Assumptions	March 31, 2002	March 31, 2003
Risk-free interest rates	4.8%	4.8%
Volatility	102%	102%
Expected lives in months	60	60

          This option valuation model requires input of highly subjective assumptions. The Company’s employee and Director stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management’s opinion, this existing model does not necessarily provide a reliable single measure of the fair value of its employee and Director stock options.

2.        Commitments and Contingencies

          The Company is involved in three legal proceedings which have been described in the Company’s 2002 Annual Report on Form 10-K.  Material changes to these legal proceedings during the three-months ended March 31, 2003 are described in the following paragraphs.

          GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

          The Motion filed by L.H. Friend, Gregory Presson and Robert Campbell ("Defendants") to Transfer Venue was denied by the Los Angeles Superior Court-West District ("Court") on April 22, 2003. Counsel has issued Form and Special interrogatories and requests for production of documents to the Defendants.

          On May 9, 2003, a status conference was held. The Defendants have until May 22, 2003 to file their responsive pleadings to the Company's complaint. GIANT's counsel filed a Motion Pro Hac Vice to allow the Company's New York attorneys to represent GIANT in California. The Court ordered a hearing to take place on June 19, 2003.

          Management is unable to predict the outcome of this legal proceeding.

3.        Comprehensive Income (Loss)

          The changes in components of comprehensive income (loss) for the three months ended March 31, 2002 and 2003 are as follows:

	2002	2003

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net	$3,685	$(453)
Net loss	(804)	(123)

Comprehensive income (loss)	$2,881	$(576)

          Management believes no income taxes will be paid on the unrealized gains on marketable securities due to the Company’s Federal and State net operating loss carry forwards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share and per share amount)

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

          Management believes these accounting policies are very important to the portrayal of the Company’s Financial Condition and Results of Operations and require management’s most difficult, subjective or complex judgment, often resulting in the need to make estimates about the effect of such matters which are inherently uncertain. These accounting policies are described at relevant sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for the Three-Months Ended March 31, 2002 Versus March 31, 2003

EXPENSES

General and administrative

          General and administrative expenses increased $18 to $257 for the three months ended March 31, 2003.

          Office expenses increased $14 to $40 for the three months ended March 31, 2003. No item within the category of office expenses increased more than $8. Legal expenses increased $25 for the three months ended March 31, 2003 to $44 due to higher billings related to the Arthur Andersen/Glenn Sands litigation. However, reduced Director and Officer insurance premiums of $34 for three months ended March 31, 2003 offset the higher legal expenses.

Stock Option Exchange

          The Company recorded a non-cash expense of $572 for the three months ended March 31, 2002 for the exchange of stock options to purchase approximately 2,076,000 shares of Common Stock for stock options to purchase approximately 1,107,000 shares of Common Stock.

          The Company recorded a non-cash expense for the three months ended March 31, 2003 of $9 to adjust for a small increase in the market price of the Company’s Common Stock and the expiration of stock options to purchase 3,750 shares of Common Stock.

INCOME

Other

          Glenn Sands defaulted on his May 2001 settlement with the Company In December 2002. The balance due the Company on this date was $129. During the three months ended March 31, 2003, Sands paid the Company $175 and settled in full his obligation under this settlement. The amount paid in excess of the balance due represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred to collect the balance owed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amount)

Liquidity and Capital Resources

Current Period

          Liquidity, consisting primarily of marketable securities, decreased $527 to $5,931 for the three months ended March 31, 2003.

          At December 31, 2002 and March 31, 2003, marketable securities consisted of approximately 978,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and approximately 40,000 and 33,000 common shares of a track-driven vehicle manufacturer, respectively. Market appreciation on the investment in Checkers decreased approximately $579 for the three months ended March 31, 2003 to a total market value of $5,555. Market appreciation on the investment in the track-driven vehicle manufacturer increased $126 for the three months ended March 31, 2003 to a total market value of $348.

          For the two weeks prior to December 31, 2002 and the three months ended March 31, 2003, operating expenses are being paid through the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002 and March 31, 2003, the margin availability was $472 and $569 and net borrowings were $12 and $92, respectively. Net borrowings is included in accounts payable on the Balance Sheet.  During the three months ended March 31, 2003, borrowings were reduced by proceeds of $67 and $175 received from the sale of approximately 7,000 common shares of the track-driven vehicle manufacturer and from Glenn Sands, respectively.

April 1, 2003 to May 14, 2003 (“Subsequent period”)

          At April 1, 2003 and May 14, 2003, marketable securities consisted of approximately 978,000 shares of Checkers common stock and approximately 33,000 and 21,000 common shares of a track-driven vehicle manufacturer, respectively. Market appreciation on the investment in Checkers increased approximately $1,672 during the subsequent period to a total market value of $7,227. Market appreciation on the investment in the track-driven vehicle manufacturer increased $157 during the subsequent period to a total market value of $294.

          At April 1, 2003 and May 14, 2003, the margin availability was approximately $569 and $542 and net borrowings were approximately $92 and $14. During the subsequent period, borrowings were reduced by proceeds of $134 and $89 received from the sale of approximately 12,000 common shares of the track-driven vehicle manufacturer and from Alarmex related to the Company's recovery of the $3 million Cash Collateral Deposit, respectively.

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

Giant meets the technical requirements of an Investment Company under the Investment Company Act of 1940. The Company is not engaged in the business of investing, re-investing or trading of securities. Accordingly, the Company is exploring alternatives so as not to fall under the Investment Company Act of 1940. The Board of Directors continues to seek to maximize shareholder value, which could include a liquidation of the Company, a merger with another company, reorganization or other extraordinary transaction.

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.”  The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense.  Management does not expect the adoption of Issue No. 02-16 to have a material impact on the current period’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s primary financial instrument consists of equity securities, primarily its holdings of approximately 978,000 shares of Checkers common stock, representing 94% of the Company’s total liquidity at March 31, 2003.

          The Company’s market risk is the potential decrease in the value of its financial instrument resulting from lower stock market prices.  The Company does not enter into derivatives for trading or interest rate exposure. The Company believes it attempts to make prudent and informed business decisions before investing in equity securities.

ITEM 4.	CONTROLS AND PROCEDURES

          Based on the evaluation of the Company’s disclosure controls and procedures by Burt Sugarman, the Company’s Chief Executive Officer and Pasquale A. Ambrogio, the Company’s Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

          The Company has not made any changes to its internal controls since the filing of its 2002 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          For information regarding legal matters, see Note 2 of the Notes to Financial Statements on page 7 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Description

99.1	Certification of Chief Executive Officer dated May 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Accounting Officer dated May 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - No reports were filed during first quarterly period of 2003.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

By:	/s/ PASQUALE A. AMBROGIO

Vice President and Chief Financial Officer

Date:     May 14, 2003

Certification of Chief Executive Officer dated May 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Burt Sugarman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIANT GROUP, LTD. (“Quarterly Report”);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this Quarterly Report;

4. The Registrant’s other Certifying Officer and I am responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13(a) and 15(d), for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Based on our most recent evaluation and knowledge received from this evaluation, the Registrant’s other Certifying Officer and I have disclosed to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

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

Date: May 14, 2003

/s/ BURT SUGARMAN

Chief Executive Officer

Certification of Chief Accounting Officer dated May 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Pasquale A. Ambrogio, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GIANT GROUP, LTD. (“Quarterly Report”);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this Quarterly Report;

4. The Registrant’s other Certifying Officer and I am responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13(a) and 15(d), for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Based on our most recent evaluation and knowledge received from this evaluation, the Registrant’s other Certifying Officer and I have disclosed to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

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

Date: May 14, 2003

/s/ PASQUALE A. AMBROGIO

Chief Accounting Officer