Form 10-Q
period 2003-06-30
GIANT GROUP LTD
filed 2003-08-14
CIK 41296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED (“EXCHANGE ACT”)

Period: Second quarterly period ended June 30, 2003

Registrant: GIANT GROUP, LTD.

Address:     9440 Santa Monica Blvd. Suite 407
               Beverly Hills, California 90210

Telephone number: (310) 273-5678

Commission File Number: 1-04323

I.R.S.  Employer Identification Number: 23-0622690

State of Incorporation: Delaware

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the preceding 12 months and has
been subject to such filing requirements for the past 90 days.

The Registrant is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

On August 14, 2003, the latest practicable date, 2,728,354 shares of Common Stock were outstanding.

Exhibit Index – Page 11

GIANT GROUP, LTD.

ITEM 1.  FINANCIAL STATEMENTS

GIANT GROUP, LTD.
STATEMENT OF OPERATIONS
for the three and six months ended June 30, 2002 and 2003
(Unaudited)
(Dollars in thousands, except per common share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Expenses:
General and administrative	$398	$289	$637	$546
Stock Option Exchange (note 2)	99	398	671	407
Depreciation	7	7	14	13

	504	694	1,322	966

Income:
Investment income	3	—	6	—
Gain (loss) on sales of marketable securities	144	4	127	(22)
Other (note 3)	28	90	56	265

	175	94	189	243

Net loss	$(329)	$(600)	$(1,133)	$(723)

Basic and diluted net loss per common share	$(0.12)	$(0.22)	$(0.42)	$(0.27)

Basic and diluted weighted average common shares	2,708,000	2,728,000	2,699,000	2,728,000

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.
STATEMENT OF FINANCIAL CONDITION
at December 31, 2002 (Audited) and June 30, 2003 (Unaudited)
(Dollars in thousands, except per common share amounts)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash (note 1)	$—	$37
Marketable securities (notes 1,2 and 5)	6,449	11,219
Receivables, prepaid expenses and deposits	58	74

Total current assets	6,507	11,330
Property and equipment, net	53	40

Total assets	$6,560	$11,370

LIABILITIES
Current liabilities:
Accounts payable (note 1)	$23	$7
Accrued expenses	181	168

Total current liabilities	204	175

Commitments and Contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 6,819,000 shares issued	69	69
Capital in excess of par value	35,855	36,262
Accumulated other comprehensive income (note 5)	2,703	7,858
Accumulated deficit	(3,421)	(4,144)

	35,206	40,045
Less 4,091,000 shares of Common Stock in treasury, at cost	(28,850)	(28,850)

Total stockholders’ equity	6,356	11,195

Total liabilities and stockholders’ equity	$6,560	$11,370

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.
STATEMENT OF CASH FLOWS
for the six months ended June 30, 2002 and 2003
(Unaudited)
(Dollars in thousands, except per common share amounts)

	Six months ended June 30,
	2002	2003
Operating Activities:
Net loss	$(1,133)	$(723)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock Option Exchange (note 2)	671	407
Depreciation	14	13
(Gain) loss on sales of marketable securities	(127)	22
Changes in assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and deposits	554	(16)
Decrease in accounts payable and accrued expenses	(79)	(29)

Net cash used by operating activities	(100)	(326)

Investing Activities:
Sales of marketable securities	318	363
Marketable security purchase	(711)	—

Net cash (used) provided by investing activities	(393)	363

Financing Activities:
Proceeds from the exercise of stock options	17	—

Net cash provided by financing activities	17	—

(Decrease) increase in cash	(476)	37
Cash and cash equivalents:
Beginning of period	857	—

End of period	$381	$37

Supplemental disclosure of cash paid for:
Income taxes	$—	$—
Interest	—	—

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per common share amounts)

FORWARD-LOOKING STATEMENTS

         GIANT GROUP, LTD.’s (“Company”) Form 10-Q for the second quarter ended June 30, 2003 contains forward-looking statements concerning a number of risks and uncertainties involving the Company. Forward-looking statements contain strategies, plans or intentions and may be identified by words such as “believes”, “expects”, “predicts” or “could”. Forward-looking statements are also dependent on assumptions and estimates made that may not be correct.

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

         In addition, many factors involving Checkers Drive-In Restaurants, Inc. (“Checkers”), the Company’s 8% equity investment, may cause actual results to differ materially from those discussed in the Company’s forward-looking statements. These factors include, but are not limited to (1) heavy and sustained discounts, advertising and promotion by numerous well established competitors who have greater financial resources than Checkers and (2) the need to continue improvement in same store restaurant sales, which is dependent on the success of advertising and promotional efforts, as well as the success of operating and training initiatives to achieve improved profitability. See Checkers Annual Report on Form 10-K for the fiscal year ended December 30, 2002, as well as other periodic reports Checkers has filed with the Securities and Exchange Commission (“SEC”).

         In addition, risks and uncertainties are also described in the Company’s Form 10-K and other periodic reports the Company filed with the SEC.

1.     Basis of Presentation

         The Company’s unaudited statement of financial condition, statement of operations and statement of cash flows (“financial statements”) and notes to the financial statements (“notes”) have been prepared in accordance with Form 10-Q instructions. In the opinion of management, the financial statements and notes contain all adjustments necessary to present fairly the operating results and cash flows for the three and six months ended June 30, 2002 and 2003 and financial condition as of June 30, 2003. The information reported in these financial statements and notes is based on generally accepted accounting principles and practices accepted in the United States of America (“Accounting Principles”) and supported by management’s use of assumptions, judgments and estimates. The dollar amounts for certain line items reported in the Company’s Form 10-Q for the prior quarterly period have been reclassified to conform to the 2003 financial presentation. The Accounting Principles used in the preparation of these financial statements and notes are consistent with the principles used in the financial presentation included in the Company’s 2002 Annual Report on Form 10-K (“2002 Annual Report”).

         Operating results for the six months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the full fiscal year. It is suggested that the accompanying unaudited financial statements be read in conjunction with the financial presentation in the 2002 Annual Report.

         During the two weeks prior to December 31, 2002 and the six months ended June 30, 2003, operating expenses were sometimes paid by proceeds from the margin of marketable securities and sometimes from proceeds from the sale of marketable securities. At December 31, 2002 and June 30, 2003, the margin availability was $472 and $474, respectively. At December 31, 2002, the Company’s net borrowings were $12 and was included in accounts payable on the statement of financial condition. At June 30, 2003, the Company’s cash balance was $37.

         Management believes the current proceeds available from the margin of marketable securities would not cover GIANT’s operating expenses for the current year. Management expects that marketable securities will have to be sold to continue to fund operations, unless an additional source of cash flow becomes available to the Company. Management believes that the proceeds from the sale of the Company’s marketable securities will be sufficient to fund GIANT’s operations for the foreseeable future.

GIANT GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per common share amounts)

         In November 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. Management does not expect the adoption of Issue No. 02-16 to have a material impact on the current period’s financial statements.

2.         Stock Option Exchange and Pro Forma Disclosure

         The Company records non-cash compensation expense for the outstanding stock options, to purchase shares of the Company’s $.01 par value common stock (“Common Stock”), granted pursuant to the Company’s 2002 Stock Option Exchange plan. The calculation of the non-cash compensation expense is based on the number of outstanding stock options and the difference between the market price of the Company’s Common Stock and the option’s exercise price $.45 at the end of the reporting period.

         The Company’s non-cash compensation expense for the six months ended June 30, 2002 and 2003 was $671 and $407, respectively. The calculation of the non-cash compensation expense is based on approximately 1,062,000 and 1,043,000 outstanding stock options and the closing market price of the Company’s Common Stock of $1.06 and $1.40, respectively.

         If the compensation expense for all stock options awarded to employees and directors, excluding options granted pursuant to the Company’s 2002 Stock Option Exchange plan, had been determined consistent with FASB Statement No. 123, as amended by FASB Statement No. 148, net loss and loss per share for the following six month periods would have been increased to the following pro forma amounts:

	June 30, 2002	June 30, 2003

Net loss, as reported	$(1,133)	$(723)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(27)

Pro forma net loss	$(1,161)	$(750)

Loss per share:
Basic and Diluted, as reported	$(0.42)	$(0.27)
Basic and Diluted, pro forma	$(0.43)	$(0.27)

         The pro forma disclosure assumes (1) the use of the fair value method of accounting (2) the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with an expected dividend yield of zero percent based on the history of no dividends paid to stockholders by the Company with the following weighted-average assumptions:

Assumptions	June 30, 2002	June 30, 2003

Risk-free interest rates	4.8%	4.8%
Volatility	102%	102%
Expected lives in months	60	60

         This option valuation model requires input of highly subjective assumptions. The Company’s employee and director stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management's opinion, this existing model does not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

3.	Other Income

         The Company recorded other income of $56 and $265 for the six months ended June 30, 2002 and 2003 primarily from cash payments from Glenn Sands, the prior president of Periscope Sportswear, Inc. (“Periscope”) and Century Business Credit Corporation (“Century”).

         In July 2000, Sands and the Company agreed to settle their lawsuit. Under this settlement, Sands agreed to make quarterly payments of approximately $27 to the Company. However, in December 2001, Sands defaulted. The balance due on the date Sands defaulted was $129. During the first quarter of 2003, Sands agreed to settle in full his liability to the Company for $175. The amount paid, in excess of the balance due on the date of default, represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred to collect the balance Sands owed. During the six months ended June 30, 2002 and 2003, the Company received $54 and $175 from Sands, respectively.

         In April 2000, the Company made a $3 million cash collateral deposit with Century on behalf of Periscope. In October 2000, simultaneously with the delivery of Periscope’s assets and records to Century, Alarmex Holdings, LLC (“Alarmex”) licensed certain Periscope trademarks from Century, in connection with the manufacture and sale of Periscope products. Under this agreement, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million in royalties from Alarmex. Century agreed to pay GIANT until the Company has recovered its $3 million cash collateral deposit, which was expensed in 2000. During the six months ended June 30, 2002 and 2003, the Company received $0 and $89 from Century, respectively.

4.	Commitments and Contingencies

         The Company is involved in three legal proceedings which have been described in the Company’s 2002 Annual Report. Material changes to these legal proceedings during the six months ended June 30, 2003 are described in the following paragraphs.

         GIANT GROUP, LTD., Plaintiff v. Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP and Harriett Greenberg.

         On June 27, 2001, the Company announced that it had filed a lawsuit in the Supreme Court of the State of New York against Glenn Sands (“Sands”), Arthur Andersen LLP (“Arthur Andersen”), Richard Salute (“Salute”), L.H. Friend, Weinress, Frankson & Presson LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H. Friend”), Greg Presson, Friedman, Alpren & Green LLP (“Friedman”) and Harriett Greenberg (“Second Action”). This suit was filed as a result of the dismissal of an action first commenced by the Company in October 2000, in the United States District Court for the Southern District of New York, entitled GIANT GROUP, LTD. v. Glenn Sands; Arthur Andersen LLP; L.H. Friend, Weinress, Frankson & Presson, Inc.; and Friedman, Alpren & Green LLP (“First Action”).

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

         On April 16, 2002, the Court issued an opinion on the motions to dismiss. In its decision, the Court denied Sands’ motion to dismiss and Arthur Andersen and Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. The Court did grant Friedman and Harriett Greenberg’s motion to dismiss, granted L.H. Friend’s motion to dismiss the claim of fraudulent concealment and the remaining claims for lack of personal jurisdiction, and granted Arthur Andersen and Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation. The Company has appealed this ruling (“the First Appeal”).

         In May 2002, the Company filed a Motion to Reargue the dismissal of the defendants pursuant to the Court’s April 16, 2002 ruling. The Company also filed a Motion for Permission To File a First Amended Complaint. Moreover, in July 2002, Arthur Andersen filed a counterclaim against GIANT alleging nonpayment of certain fees of approximately $105 that related to alleged services provided in 2000. The Company filed a Motion to Dismiss this counterclaim on July 17, 2002.

         In April 2003, the Court issued an opinion denying the plaintiff’s Motion to Reargue the original Motion to Dismiss; denying the Company’s Motion to Amend the Complaint; and denying the Company’s Motion to Dismiss Arthur Andersen’s Counterclaims. In May 2003, GIANT appealed those rulings (“the Second Appeal”). All appeal proceedings are ongoing, with the briefing on the appeals expected to be completed by December 2003.

         Discovery, which began in Spring 2002, is on-going. The Company has issued discovery to the remaining defendants and has subpoenaed documents from third parties. The Company is also seeking to take the depositions of several individuals. The depositions of Messrs. Glenn Sand and Burt Sugarman have commenced.

         Management is unable to predict the outcome of this matter.

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

         On December 10, 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California for the County of Los Angeles. This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from the services they provided to the Company related to the acquisition of Periscope. Due to the New York Supreme Court’s dismissal of the counts against L.H. Friend in New York, the Company has filed suit against L.H. Friend, Gregory Presson and Robert Campbell in California in an effort to preserve any and all claims it has against them. The amount sought in this lawsuit is approximately $35.2 million.

         The defendants sought to transfer venue of this case to the Superior Court of the State of California for Orange County (“California Superior Court”) and also sought a stay of the case pending the disposition of the appeals in New York. The California Superior Court denied both motions. Discovery is now proceeding and will continue for the next several months.

         Management is unable to predict the outcome of this matter.

         Giant currently falls within the definition of an Investment Company under the Investment Company Act of 1940. The Company is not engaged in the business of investing, re-investing or trading of securities. Accordingly, the Company is exploring alternatives and has filed for an exemption from the SEC so as not to fall under the Investment Company Act of 1940.

5.	Comprehensive Income

         The changes in components of comprehensive income for the six months ended June 30, 2002 and 2003 are as follows:

Net loss	$(1,133)	$(723)
Other comprehensive income:
Unrealized net gains on marketable securities	6,340	5,155

Comprehensive income	$5,207	$4,432

         Management believes no income taxes will be paid on the unrealized gains on marketable securities due to the Company’s Federal and State net operating loss carry forwards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

Critical Accounting Policies

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses GIANT’s financial statements, which have been prepared in accordance with generally accepted accounting principles and practices accepted in the United States of America and are supported by management’s use of assumptions, judgments and estimates. The reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period are affected by the use of these accounting principles and policies and practices. On an on-going basis, management evaluates its assumptions, judgments and estimates related to revenue recognition and the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Liabilities include, but are not limited to, accruals for expenses related to GIANT operating as a public company, income and other taxes and litigation costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes these accounting principles and policies and practices are very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often resulting in the need to make estimates about the effect of such matters which are inherently uncertain. These accounting principles and policies and practices are described at relevant sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for the Three Months Ended June 30, 2002 Versus June 30, 2003

EXPENSES increased $190 from $504 for the three months ended June 30, 2002 (“2002 period”) to $694 for the three months ended June 30, 2003 (“2003 period”).

         General and administrative expenses decreased $109 from $398 for the 2002 period to $289 for the 2003 period. Legal expense decreased $66 from $121 for the 2002 period to $55 for the 2003 period. In the 2002 period, the Company accrued fees of approximately $85 for the adversary action filed in May 2002 by the Trustee administering the bankruptcy of Periscope Sportswear, Inc. (“Periscope”). In the 2003 period, the Company incurred fees of approximately $3 related to the Periscope Bankruptcy. In addition, the Company incurred higher fees for the Arthur Andersen/Sands action in the 2003 period. The Company’s insurance premiums decreased $34 from $49 for the 2002 period to $15 for the 2003 period. This decrease in expense resulted primarily from the decision not to renew the Director and Officer liability coverage for the period beginning September 2002.

         Stock Option Exchange expense increased $299 from $99 for the 2002 period to $398 for the 2003 period. This non-cash compensation expense increased primarily due to the effect of the rise in the market price of the Company’s Common Stock from $1.06 for the 2002 period to $1.40 for the 2003 period.

INCOME decreased $81 from $175 for the 2002 period to $94 for the 2003 period.

         Gain on sales of marketable securities decreased $140 from $144 for the 2002 period to $4 for the 2003 period. This decrease in the gain on the sale of marketable securities resulted from the sale of less, but more profitable, securities in the 2002 period.

         Other income increased $62 from $28 for the 2002 period to $90 for the 2003 period. This increase in other income resulted primarily from the receipt of $89 from Century Business Credit Corporation (“Century”) related to the ongoing recovery of the Company’s $3,000 Cash Collateral Deposit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amount)

Results of Operations for the Six Months Ended June 30, 2002 Versus June 30, 2003

EXPENSES decreased $356 from $1,322 for the six months ended June 30, 2002 (“2002 period”) to $966 for the six months ended June 30, 2003 (“2003 period”).

         General and administrative expenses decreased $91 from $637 for the 2002 period to $546 for the 2003 period. Legal expense decreased $40 from $140 for the 2002 period to $100 for the 2003 period. In the 2002 period, the Company accrued fees of approximately $85 for the Periscope Bankruptcy. In the 2003 period, the Company incurred fees of approximately $5 related to the Periscope Bankruptcy. In addition, the Company incurred higher fees for the Arthur Andersen/Sands action and for corporate matters. The Company’s insurance premiums decreased $70 from $100 for the 2002 period to $30 for the 2003 period. This decrease in expense resulted primarily from the decision not to renew the Director and Officer liability coverage for the period beginning September 2002.

         Stock Option Exchange expense decreased $264 from $671 for the 2002 period to $407 for the 2003 period. The 2002 period includes the initial non-cash compensation expense of approximately $572 related to the exchange of approximately 2,076,000 options for options to purchase approximately 1,107,000 shares of Common Stock. This non-cash compensation expense is adjusted quarterly and reflects the change in the market price of the Company’s Common Stock and change in the original 1,107,000 options received due to exercises and expirations.

INCOME increased $155 from $189 for the 2002 period to $243 for the 2003 period.

         Gain on sales of marketable securities decreased $149 from $127 for the 2002 period to a loss of $22 for the 2003 period. This decrease in the gain on the sale of marketable securities resulted from the sale of less, but more profitable, securities in the 2002 period.

         Other income increased $209 from $56 for the 2002 period to $265 for the 2003 period. In the 2002 period, Glenn Sands paid the Company approximately $53 related to his May 2001 settlement. In December 2001, Sands defaulted on this settlement. During the first half of the 2003 period, Sands paid the Company $175 to settle in full his obligation to the Company. In addition, the Company received $89 from Century related to the on-going recovery of the Company’s $3,000 Cash Collateral Deposit.

Liquidity and Capital Resources

Current Period

         Liquidity, consisting primarily of marketable securities, increased $4,807 to $11,256 for the six months ended June 30, 2003 (“2003 period”).

         At December 31, 2002 and June 30, 2003, marketable securities consisted of approximately 978,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and approximately 40,000 and 11,000 common shares of a track-driven vehicle manufacturer, respectively. Market appreciation on the investment in Checkers increased approximately $4,927 for the 2003 period to a total market value of $11,061. Market appreciation on the Company’s investment in the track-driven vehicle manufacturer increased approximately $228 for the 2003 period. The market value of the Company’s investment in the track-driven vehicle manufacturer at June 30, 2003 was $158, including market appreciation of $15.

         During the two weeks prior to December 31, 2002 and the six months ended June 30, 2003, operating expenses were sometimes paid by proceeds from the margin of marketable securities and sometimes from proceeds from the sale of marketable securities. At December 31, 2002 and June 30, 2003, the margin availability was $472 and $474 and net borrowings were $12 and $0 respectively. Net borrowings is included in accounts payable on the Statement of Financial Condition. During the 2003 period, borrowings were reduced by proceeds of $363, $175 and $89 received from the sale of approximately 29,000 common shares of the track-driven vehicle manufacturer, Glenn Sands and Century, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands, except share and per share amount)

         Management believes the current proceeds available from the margin of marketable securities would not cover GIANT’s operating expenses for the current year. Management expects that marketable securities will have to be sold to continue to fund operations, unless an additional source of cash flow becomes available to the Company. Management believes that the proceeds from the sale of the Company’s marketable securities will be sufficient to fund GIANT’s operations for the foreseeable future.

         Giant technically falls within the definition of an Investment Company under the Investment Company Act of 1940. The Company is not engaged in the business of investing, re-investing or trading of securities. Accordingly, the Company is exploring alternatives and has filed for an exemption from the SEC so as not to fall under the Investment Company Act of 1940.

New Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. Management does not expect the adoption of Issue No. 02-16 to have a material impact on the current period’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company’s primary financial instrument consists of equity securities of approximately 978,000 shares of Checkers common stock, representing 94% of the Company’s total liquidity at June 30, 2003.

         The Company’s market risk is the potential decrease in the value of its shares of Checkers common stock resulting from lower stock market prices. The Company is not engaged in the business of investing, re-investing or trading of securities.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on the evaluation of the Company’s disclosure controls and procedures by Burt Sugarman, the Company’s Chief Executive Officer and Pasquale A. Ambrogio, the Company’s Chief Financial and Accounting Officer, as of the period ended June 30, 2003, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

         The Company has not made any changes to its internal controls since the filing of its Form 10Q for the quarterly period ended March 31, 2003.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information regarding legal matters, see note 4 of the notes to financial statements on page 8 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

Number	Description
2.1	Certificate of Ownership and Merger - Merging KCC Delaware Company into GIANT GROUP, LTD. (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

2.1.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD. (filed as Exhibit 2.4.1 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference)

4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company's Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2	GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor”) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8	Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer dated August 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act of 1934, as amended, (“Exchange Act”) pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer dated August 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         (b)  No reports were filed on Form 8-K during the second quarterly period of 2003.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

By:	/s/ PASQUALE A. AMBROGIO

Vice President and Chief Financial Officer

Date:  August 14, 2003