Form 10-Q
period 2003-09-30
GIANT GROUP LTD
filed 2003-11-14
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Period: Third quarter ended September 30, 2003

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

On November 13, 2003, the latest practicable date, there were 2,732,104 shares of Common Stock outstanding.

Exhibit Index on Page 18

GIANT GROUP, LTD.

ITEM 1. FINANCIAL STATEMENTS

GIANT GROUP, LTD.

STATEMENT OF OPERATIONS

for the three and nine months ended September 30, 2002 and 2003

(Unaudited)

(Dollars in thousands, except per common share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Expenses:
General and administrative	$312	$287	$949	$833
Stock Option Exchange (note 4)	(278)	360	393	767
Depreciation	7	7	21	20

	41	654	1,363	1,620

Income:
Investment income	1	1	8	1
Gain (loss) on sales of marketable securities	(13)	27	114	5
Other (note 6)	27	230	82	495

	15	258	204	501

Net loss	$(26)	$(396)	$(1,159)	$(1,119)

Basic and diluted net loss per common share	$(0.01)	$(0.14)	$(0.43)	$(0.41)

Basic and diluted weighted average common shares	2,708,000	2,732,000	2,699,000	2,729,000

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

BALANCE SHEET

at December 31, 2002 (Audited) and September 30, 2003 (Unaudited)

(Dollars in thousands, except per common share amounts)

	December 31, 2002	September 30, 2003
	(Audited)	Unaudited)
ASSETS
Current assets:
Cash (note 1)	$—	$140
Marketable securities (notes 1 and 2)	6,449	8,998
Receivables, prepaid expenses and deposits	58	80

Total current assets	6,507	9,218
Property and equipment, net	53	37

Total assets	$6,560	$9,255

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$204	$173

Commitments and Contingencies (note 3)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, issued 6,819,000 and 6,823,000 shares at December 31, 2002 and September 30, 2003 (note 4)	69	69
Capital in excess of par value (note 4)	35,855	36,624
Unrealized net holding gains on marketable securities (note 5)	2,703	5,779
Accumulated deficit	(3,421)	(4,540)

	35,206	37,932

Less 4,091,000 shares of Common Stock in treasury, at cost	(28,850)	(28,850)

Total stockholders’ equity	6,356	9,082

Total liabilities and stockholders’ equity	$6,560	$9,255

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2002 and 2003

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2002	2003
Operating Activities:
Net loss	$(1,159)	$(1,119)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock Option Exchange (note 4)	393	767
Depreciation	21	20
Gain on sales of marketable securities	(114)	(5)
Changes in assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and deposits	567	(22)
Decrease in accounts payable and accrued expenses	(89)	(31)

Net cash used by operating activities	(381)	(390)

Investing Activities:
Purchase of equipment	—	(4)
Sales of marketable securities	373	532
Marketable security purchase	(712)	—

Net cash (used) provided by investing activities	(339)	528

Financing Activities:
Proceeds from the exercise of stock options	17	2

Net cash provided by financing activities	17	2

(Decrease) increase in cash	(703)	140
Cash:
Beginning of period	857	—

End of period	$154	$140

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

GIANT GROUP, LTD’s (“Company”) Form 10-Q for the third quarter ended September 30, 2003 contains forward-looking statements concerning a number of risks and uncertainties involving the Company. Forward-looking statements contain strategies, plans or intentions and may be identified by words such as “believes”, “expects”, “predicts” or “could”. Forward-looking statements are also dependent on assumptions and estimates made that may not be correct.

Many factors outside the control of the Company may cause actual results to differ materially from those discussed in forward-looking statements. These factors include, but are not limited to (1) availability of adequate working capital, (2) changing market value of the Company’s investment, (3) outcome of litigation, (4) development and implementation of a business plan and (5) changes in federal or state tax laws.

In addition, many factors involving Checkers Drive-In Restaurants, Inc. (“Checkers”), the Company’s 8% equity investment, may cause actual results to differ materially from those discussed in the Company’s forward-looking statements. These factors include, but are not limited to (1) heavy and sustained discounts, advertising and promotion by numerous well established competitors, who have greater financial resources than Checkers and (2) the need to continue improvement in same store restaurant sales, which is dependent on the success of advertising and promotional efforts, as well as the success of operating and training initiatives to achieve improved profitability. See Checkers Annual Report on Form 10-K for the fiscal year ended December 30, 2002, as well as other periodic reports Checkers has filed with the Securities and Exchange Commission (“SEC”).

Risks and uncertainties are also described in the Company’s 2002 Annual Report on Form 10-K (“2002 Annual Report”) and other periodic reports the Company filed with the SEC.

1. Basis of Presentation

The Company’s unaudited Balance Sheet and Statements of Operations and Cash Flows (“financial statements”) and notes to the financial statements (“notes”) have been prepared in accordance with Form 10-Q instructions. In the opinion of management, the financial statements and notes contain all adjustments necessary to present fairly the operating results for the three and nine months ended September 30, 2002 and 2003, the financial condition as of September 30, 2003 and the cash flows for the nine months ended September 30, 2002 and 2003. The information reported in these financial statements and notes is based on generally accepted accounting principles and practices accepted in the United States of America (“Accounting Principles”) and include management’s use of assumptions, judgments and estimates. The dollar amounts for certain line items reported in the Company’s Form 10-Q for the prior quarterly period have been reclassified to conform to the 2003 financial presentation. The Accounting Principles used in the preparation of these financial statements and notes are consistent with the principles used in the financial presentation included in the Company’s 2002 Annual Report.

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the full fiscal year. It is suggested that the financial statements and notes be read in conjunction with the financial presentation included in the 2002 Annual Report.

During the two weeks prior to December 31, 2002 and the nine months ended September 30, 2003, operating expenses were sometimes paid by proceeds from the margin of marketable securities and

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

sometimes from proceeds from the sale of marketable securities. At December 31, 2002 and September 30, 2003, the margin availability was $472 and $569, respectively and the Company’s net borrowings of $12 and $0 were included in accounts payable on the balance sheet.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any variable interest entity created after to January 31, 2003, by the end of the current fiscal year. The adoption of FIN 46 did not have an impact on our current financial statements and we do not anticipate the adoption of FIN 46 will have any near term impact on our future financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our current financial statements and we do not anticipate the adoption of SFAS 149 will have any near term impact on our future financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our current financial statements and we do not anticipate SFAS No. 150 will have any near term impact on our future financial statements.

2. Marketable Securities

At December 31, 2002 and September 30, 2003, marketable securities consisted of approximately 978,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and 40,000 and 0 common shares of a track-driven vehicle manufacturer, respectively.

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

At September 30, 2003, the Company’s investment in Checkers common stock is approximately 8% of Checkers’ total outstanding common stock and the market value is $8,998, which represents approximately 98% of the Company’s total liquidity.

During the nine months ended September 30, 2003, the Company sold 40,000 shares of its investment in a track-driven vehicle manufacturer receiving proceeds of $532 and recognizing a gain of $5.

3. Commitments and Contingencies

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

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

Fact discovery was completed in the summer of 1999. Expert discovery was completed in early Spring 2000.

On August 18, 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law. On January 25, 2001, plaintiffs filed oppositions to the defendants’ motions for summary judgment. On June 4, 2001, the defendants filed reply briefs in support of their summary judgment motions. The plaintiffs and defendants have been unsuccessful in reaching a settlement during several conferences conducted. The last conference took place before Magistrate Judge Gambill in January 2003.

On August 25, 2003, the Court granted the motion for summary judgement of all of the defendants, except Arthur Andersen whose motion for summary judgement was granted in April 2002. On September 25, 2003, the plaintiffs filed a notice of appeal of, but not limited to, the Court’s granting of summary judgment in favor of the defendants against the plaintiffs. The Appellate Court has yet to set a briefing schedule on this brief.

The Company denies all wrongdoing and will vigorously defend itself in the appeal and as further required and needed. Management is unable to predict the outcome of this appeal.

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

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

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

In April 2003, the Court issued an opinion denying the plaintiff’s Motion to Reargue the original Motion to Dismiss; denying the Company’s Motion to Amend the Complaintand denying the Company’s Motion to Dismiss Arthur Andersen’s Counterclaims. In May 2003, GIANT appealed those rulings (“the Second Appeal”). All appeal proceedings are ongoing, with the briefing on the appeals expected to be completed by December 2003.

Discovery, which began in Spring 2002, is on going. The Company has issued discovery to the remaining defendants and has subpoenaed documents from third parties. The Company is also seeking to take the depositions of several individuals. The depositions of Glenn Sands and Burt Sugarman have commenced.

In November 2003, the Company reached a tentative settlement of its claims against Arthur Andersen and Richard Salute. Counsel for the parties is presently documenting that settlement which, if consummated, will result in the dismissal of the Company’s claims against Arthur Andersen and Salute, and Arthur Andersen’s counterclaim against the company. It is anticipated that in the event a settlement is consummated, the remaining terms of the agreement remain confidential and the Company will continue to pursue the remaining defendants.

Management is unable to predict the outcome of this matter.

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

On December 10, 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California for the County of Los Angeles (“the Court”). This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from the services they provided to the Company related to the acquisition of Periscope. Due to the New York Supreme Court’s dismissal of the counts against L.H. Friend in the First Action, the Company has filed suit against L.H. Friend, Gregory Presson and Robert Campbell in California in an effort to preserve any and all claims it has against them. The amount sought in this lawsuit is approximately $35.2 million.

The defendants sought to transfer venue of this case to the Superior Court of the State of California for Orange County (“California Superior Court”) and also sought a stay of the case pending the disposition of the appeals in New York. The Court denied both motions. Discovery is on-going and will continue for the next several months.

Management is unable to predict the outcome of this matter.

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

GIANT technically falls within the definition of an Investment Company under the Investment Company Act of 1940. However, the Company is not engaged in the business of investing, re-investing or trading of securities and has, therefore, filed for an exemption from the Securities and Exchange Commission so as not to fall under the Investment Company Act of 1940. The Board of Directors continues to review various courses of action with respect to the Company including but not limited to an extraordinary corporate transaction such as a merger, reorganization or liquidation. There can be no assurances that GIANT will receive a favorable ruling on the exemption request or that the Company will undertake an extraordinary corporate transaction.

4. Stock Option Exchange and Pro Forma Disclosure

The Company recorded non-cash compensation expense of $393 and $767 for the nine months ended September 30, 2002 and 2003 for the outstanding stock options to purchase shares of the Company’s $.01 par value common stock (“Common Stock”). The stock options were granted as a result of the Company’s 2002 Stock Option Exchange.

The calculation of the non-cash compensation expense is based on the number of outstanding stock options at the end of the reporting period and the difference between the closing market price of the Company’s Common Stock and the option’s exercise price of $.45. For the nine months ended September 30, 2002 and 2003, approximately 1,062,000 and 1,040,000 stock options were outstanding and the closing market price of the Company’s Common Stock was $0.83 and $1.75, respectively.

If the non-cash compensation expense for all stock options awarded to employees and directors, excluding options granted pursuant to the Company’s 2002 Stock Option Exchange plan, had been determined consistent with FASB Statement No. 123, as amended by FASB Statement No. 148, net loss and loss per share for the following nine month periods would have been increased to the following pro forma amounts:

	September 30
	2002	2003
Net loss, as reported	$(1,159)	$(1,119)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(30)

Pro forma net loss	$(1,190)	$(1,149)

Loss per share:
Basic and Diluted, as reported	$(0.43)	$(0.41)
Basic and Diluted, pro forma	$(0.44)	$(0.42)

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

The pro forma disclosure assumes (1) the use of the fair value method of accounting and (2) the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model, with an expected dividend yield of zero percent based on the history of no dividends paid to stockholders by the Company, with the following weighted-average assumptions:

	September 30
	2002	2003
Assumptions
Risk-free interest rates	4.80%	4.80%
Volatility	102%	102%
Expected lives in months	60	60

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

5. Comprehensive Income

The changes in components of comprehensive income for the nine months ended September 30, 2002 and 2003 are as follows:

	2002	2003
Net loss	$(1,159)	$(1,119)
Other comprehensive income:
Unrealized net holding gains on marketable securities	2,380	3,076

Comprehensive income	$1,221	$1,957

Management believes no income taxes will be paid on the unrealized gains on marketable securities due to the Company’s Federal and State net operating loss carry forwards.

6. Other Income

The Company recorded other income of $82 and $495 for the nine months ended September 30, 2002 and 2003 primarily cash payments from the Periscope Bankruptcy Trustee (“Trustee”), Century Business Credit Corporation (“Century”) and Glenn Sands, the prior president of Periscope.

On January 13, 2003, United States Bankruptcy Court for the Southern District of New York approved a settlement of all filed or unfiled claims against all parties in the Periscope Bankruptcy action. As part of this settlement, the Trustee permitted GIANT to file a Proof of Claim of up to approximately $1.1 million as to amounts paid to the Trustee. During the nine months ended September 30, 2003, the Company received $177 from the Trustee.

GIANT GROUP, LTD

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

During 2000, the Company made a $3 million Cash Collateral Deposit with Century on behalf of Periscope. In October 2000, simultaneously with the delivery of Periscope’s assets and records to Century, Alarmex Holdings, LLC (“Alarmex”) licensed certain Periscope trademarks from Century, in connection with the manufacture and sale of Periscope products. Under this agreement, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million in royalties from Alarmex. Century agreed to pay GIANT until the Company has recovered its $3 million Cash Collateral Deposit, which was expensed in 2000. During the nine months ended September 30, 2002 and 2003, the Company received $0 and $142 from Century, respectively.

In July 2000, Sands and the Company agreed to settle their lawsuit. Under this settlement, Sands agreed to make quarterly payments of approximately $27 to the Company. However, in December 2001, Sands defaulted. The balance due on the date Sands defaulted was $129. During the first quarter of 2003, Sands agreed to settle in full his liability to the Company for $175. The amount paid, in excess of the balance due on the date of default, represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred by the Company to collect the balance Sands owed. During the nine months ended September 30, 2002 and 2003, the Company received $81 and $175 from Sands, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per share amount)

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses information presented in GIANT’s unaudited statements of financial condition, operations and cash flows (“financial statements”), which have been prepared in accordance with generally accepted accounting principles and practices, accepted in the United States of America (“Accounting Principles”) and include management’s use of assumptions, judgments and estimates. The reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods are affected by the use of these Accounting Principles. On an on-going basis, management evaluates its assumptions, judgments and estimates related to revenue recognition and the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources. Liabilities include, but are not limited to, accruals for expenses related to GIANT operating as a public company, income and other taxes and litigation costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Management believes these Accounting Principles are very important to the portrayal of the Company’s financial condition and results of operations and require management’s subjective judgment, often resulting in the need to make estimates about the effect of matters that are inherently uncertain. These Accounting Principles are described at relevant sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for the Three-Months Ended September 30, 2003 Versus September 30, 2002

EXPENSES for the three-months ended September 30, 2003 (“2003 period”) increased $613 to $654 from $41 for the three months ended September 30, 2002 (“2002 period”). This increase in expenses resulted from higher non-cash compensation expense of $638 partially offset by lower general administrative expenses of $25.

General and administrative expenses for the three-months ended September 30, 2003 decreased $25 to $287 from $312 for the comparable 2002 period. In the current quarter, The Company’s insurance premiums decreased $33 from $48 for the 2002 period to $15 for the 2003 period resulting from the decision not to renew the Director and Officer liability coverage for the period beginning September 2002. This decrease was partially offset by an increase of $6 due to travel related expenses related to attending the Arthur Andersen/Sands depositions in New York.

Stock Option Exchange expense increased $638 from income of $278 for the 2002 period to expense of $360 for the 2003 period. This non-cash expense increased primarily due to the effect of the rise in the market price of the Company’s Common Stock and the decrease in outstanding options for the 2003 period.

INCOME increased $243 from $15 for the 2002 period to $258 for the 2003 period.

Gain on sales of marketable securities increased $40 from a loss of $13 for the 2002 period to a gain of $27 for the 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per share amount)

Other income increased $203 from $27 for the 2002 period to $230 for the 2003 period. This increase in other income resulted primarily from the receipt of $177 related to the $1.1 million Proof of Claim filed by the Company as part of the Periscope Bankruptcy settlement and $53 from Century related to the on-going recovery of the Company’s $3,000 Cash Collateral Deposit. In the 2002 and 2003 periods, the Company received $27 and $0 from Glenn Sands.

Results of Operations for the Nine Months Ended September 30, 2003 Versus September 30, 2002

EXPENSES increased $257 from $1,363 for the nine months ended September 30, 2002 (“2002 period”) to $1,620 for the nine months ended September 30, 2003 (“2003 period”). This increase in expenses resulted from higher non-cash compensation expense of $374 partially offset by lower general administrative expenses of $116.

General and administrative expenses decreased $116 from $949 for the 2002 period to $833 for the 2003 period. The Company’s insurance premiums decreased $103 from $148 for the 2002 period to $45 for the 2003 period primarily from the decision not to renew the Director and Officer liability coverage for the period beginning September 2002. The remaining changes in expenses offset each other with no expense increasing more than $16 and decreasing more than $26.

Stock Option Exchange expense increased $374 from $393 for the 2002 period to $767 for the 2003 period. This non-cash expense increased primarily due to the effect of the rise in the market price of the Company’s Common Stock and the decrease in outstanding options for the 2003 period.

INCOME increased $297 from $204 for the 2002 period to $501 for the 2003 period.

Gain on sales of marketable securities decreased $109 from $114 for the 2002 period to $5 for the 2003 period.

Other income increased $413 from $82 for the 2002 period to $495 for the 2003 period. This increase in other income resulted primarily from the receipt of $177 related to the Proof of Claim of up to approximately $1.1 million and $142 from Century related to the on-going recovery of the Company’s $3,000 Cash Collateral Deposit. In the 2002 and 2003 periods, the Company received $81 and $175 from Glenn Sands.

Liquidity and Capital Resources

Current Period

Liquidity, consisting primarily of cash and marketable securities, increased $2,689 to $9,138 for the nine months ended September 30, 2003 (“2003 period”).

At December 31, 2002 and September 30, 2003, marketable securities consisted of approximately 978,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and 40,000 and 0 common shares of a track-driven vehicle manufacturer.

During the two weeks prior to December 31, 2002 and the nine months ended September 30, 2003, operating expenses were sometimes paid by proceeds from the margin of marketable securities and sometimes from proceeds from the sale of marketable securities. At December 31, 2002 and September 30, 2003, the margin availability was $472 and $569 and net borrowings were $12 and $0 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per share amount)

Net borrowings are included in accounts payable on the Balance Sheet. During the 2003 period, borrowings were reduced by proceeds of $532, $177, $142 and $175 received from the sale of approximately 40,000 common shares of the track-driven vehicle manufacturer, Periscope Bankruptcy Trustee, Century and Glenn Sands, respectively.

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

GIANT technically falls within the definition of an Investment Company under the Investment Company Act of 1940. However, the Company is not engaged in the business of investing, re-investing or trading of securities and has, therefore, filed for an exemption from the Securities and Exchange Commission so as not to fall under the Investment Company Act of 1940. The Board of Directors continues to review various courses of action with respect to the Company including but not limited to an extraordinary corporate transaction such as a merger, reorganization or liquidation. There can be no assurances that GIANT will receive a favorable ruling on the exemption request or that the Company will undertake an extraordinary corporate transaction.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. We are required to adopt the provisions of FIN 46 for any variable interest entity created after January 31, 2003, by the end of the current fiscal year. The adoption of EITF 00-21 did not have an impact on our current financial statements and we do not anticipate the adoption of EITF 00-21 will have any near term impact on our future financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our current financial statements and we do not anticipate the adoption of SFAS 149 will have any near term impact on our future financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our current financial statements and we do not anticipate SFAS No. 150 will have any near term impact on our future financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary financial instrument consists of equity securities of approximately 978,000 shares of Checkers common stock, representing 98% of the Company’s total liquidity at September 30, 2003.

The Company’s market risk is the potential decrease in the value of its shares of Checkers common stock resulting from lower stock market prices.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures by Burt Sugarman, the Company’s Chief Executive Officer and Pasquale A. Ambrogio, the Company’s Chief Financial Officer, as of the period ended September 30, 2003, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time period specified by the SEC’s rules and forms.

The Company has not made any changes to its internal controls since the filing of Form 10-Q for the quarterly period ended June 30, 2003. In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the period ended September 30, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal matters, see note 3 of the notes to financial statements on pages 8 to 11 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on September 9, 2003. The stockholders elected a Board of five directors and ratified the appointment of Stonefield Josephson, Inc. as the Company’s independent auditors.

Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

Board of Directors	For	Against	Abstain
Terry Christensen	2,621,544	—	10,086
David Gotterer	2,621,319	—	10,311
David Malcolm	2,621,229	—	10,401
Jeffrey Rosenthal	2,621,544	—	10,086
Burt Sugarman	2,621,103	—	10,527

Ratify appointment of Stonefield Josephson, Inc. as Company’s Independent Auditors	2,621,172	7,816	2,642

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Exhibit
2.1	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD. (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

Number	Description of Exhibit
2.1.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD. (filed as Exhibit 2.4.1 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company’s Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2	GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

Number	Description of Exhibit

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8	Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference

31.1	Certification of Chief Executive Officer dated November 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act of 1934, as amended, (“Exchange Act”) pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer dated November 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(b) No reports were filed on Form 8-K during the third quarterly period of 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

Dated:	November 13, 2003

By:	/s/ Pasquale A. Ambrogio

Title:	Vice President and Chief Financial Officer