Form 10-K
period 2003-12-31
GIANT GROUP LTD
filed 2004-03-30
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Period: Fiscal year ended December 31, 2003

Registrant: GIANT GROUP, LTD.

Address: 9440 Santa Monica Boulevard, Suite 407

Beverly Hills, California 90210

Telephone number: (310) 273-5678

Commission File Number: 1-4323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation: Delaware

	Title of each class	Name of each exchange on which registered
Securities registered pursuant to 12(b) of the Securities Exchange Act of 1934, as amended:	$.01 par value Common stock, with Preferred stock purchase rights	None

Securities registered pursuant to 12(g) of the Securities Exchange Act of 1934, as amended:	None	None

Indicate by X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by X whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

As of the most recent completed second fiscal quarter, the aggregate market value of the Registrant’s $.01 par value Common stock held by non-affiliates, based on the last trade reported was approximately $2,028,000.

On March 29, 2004, 2,735,854 shares of the Registrant’s Common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of the Registrant’s Annual Report on Form 10-K for December 31, 2003, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

Exhibit Index is located on page 15

FORWARD-LOOKING STATEMENTS

GIANT GROUP, LTD’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 includes forward-looking statements containing management’s strategies, plans or intentions, based on current events and estimates and forecasts based on management’s expectations of future events.

Forward-Looking statements may be identified by words such as “believes”, “considers”, “expects”, “predicts” or “could”. Risks and uncertainties, many outside GIANT’s control, may cause actual results to differ materially from those discussed in forward-looking statements. These risks and uncertainties include, but are not limited to (1) availability of adequate working capital, (2) changing market value of investments, (3) outcome of litigation, (4) development and implementation of a business plan and (5) changes in federal or state tax laws.

GIANT is not under any obligation to revise or update any forward-looking statement.

PART I

Item 1.	Business.

The Company

GIANT GROUP, LTD. (“Company” or “GIANT”) is a corporation, organized under the laws of the State of Delaware in 1913. Currently, the Company owns 978,000 shares of common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”), which is 8% of the total outstanding common shares. GIANT’s Chief Executive Officer, Vice-Chairman and Audit Committee Chairman serve on the Checkers’ board of directors.

The Company technically falls within the definition of an Investment Company under the Investment Company Act of 1940 (“Investment Act”). However, the Company is not engaged in the business of investing, re-investing or trading of securities and has, therefore, filed for an exemption from the Securities and Exchange Commission so as not to fall under the Investment Act. The Board of Directors continues to review various courses of action with respect to the Company including but not limited to an extraordinary corporate transaction such as a merger, reorganization or liquidation. There can be no assurances that GIANT will receive a favorable ruling on the exemption request or that the Company will undertake an extraordinary corporate transaction.

Double Drive-Thru Restaurant Operations

Checkers is a Delaware corporation and is the single largest chain of double drive-thru restaurants in the United States. The company is a combination of two similar quick-service restaurant chains, Checkers and Rally’s Hamburgers (Rally’s), which were merged in August 1999. Checkers’ common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHKR”.

Checkers has developed and owns a comprehensive system for developing and operating double drive-thru restaurants, which includes trademarks, building designs and layouts, equipment, ingredients, recipes and specifications for authorized food products, methods of inventory control and certain operational and business standards.

At December 29, 2003, there were 784 restaurant locations, consisting of 222 company-owned restaurants and 562 franchisee-owned restaurants. Of the 784 locations, 379 are Rally’s restaurants operating in 17 different states and 405 are Checkers restaurants operating in 20 different states, the District of Columbia and the West Bank. Ten states have both Checkers and Rally’s restaurants.

Merged Subsidiary

In December 2002, the Board of Directors approved the merger of the Company’s wholly owned subsidiary, KCC Delaware Company (“KCC”) into GIANT. The effective date of the merger was December 31, 2002. On this date, KCC’s investment of 704,000 shares of Checkers common stock and net operating loss carryforward for Federal and State income tax purposes were transferred to GIANT.

Tender Offer

In April 2001, the Company sought to become a private company by deregistering its shares of $.01 par value Common stock, with preferred stock purchase rights. The Company offered to purchase all its outstanding shares of Common stock for $.50 per share (“Tender Offer”).

In May 2001, the Tender Offer expired. The Company purchased a total of 484,000 shares of Common stock. Because the remaining number of stockholders continued to exceed 300, the Company was not able to deregister its Common stock and remained a public company. Currently, the total number of stockholders exceeds 1,400.

Discontinued Operations

Periscope Sportswear, Inc. (“Periscope”), the Company’s former wholly owned subsidiary, designed and marketed clothing for women and children. The following points outline the material events related to the Company’s investment in Periscope:

•	In December 1998, Periscope was acquired for $35.2 million, consisting primarily of 953,000 shares of Common stock held in treasury valued at $6.7 million and a cash advance of $28.5 million. In addition, the Company paid legal and accounting fees of $.2 million.

•	In May 1999, the Board of Directors approved the capitalization of the $28.5 million advance.

•	In September 1999, the former Periscope stockholders received an additional 62,500 shares of Common stock held in treasury, valued at $.4 million.

•	For the year ended December 31, 1999, the Board approved the write-off of the Company’s entire investment in Periscope.

•	In April 2000, Periscope terminated the employment of Glenn Sands and certain other employees. GIANT provided a guarantee for $2 million of Periscope’s liabilities to Century Business Credit Corporation (“Century”) and also advanced $3 million (“Cash Collateral Deposit”) to Century.

•	In May 2000, Mr. Sands and Jeffrey W. Sirchio filed separate civil lawsuits against GIANT and other parties for wrongful termination of their employment with Periscope. The Company filed a counter claim against Mr. Sands which asserted, among other things, that he violated his employment agreement.

•	In July 2000, the civil lawsuits involving Mr. Sands and Mr. Sirchio were resolved in the Company’s favor. Mr. Sands, among other things, assigned to Century for the benefit of Periscope, $1.97 million; paid $1 million to Periscope; returned 769,000 shares of Common stock to GIANT valued at $.70 per share or $.5 million; obtained a general release from Mr. Sirchio and agreed to pay approximately $.5 million.

•	In August 2000, the Company effectively lost control of Periscope’s operations to Century. In addition Periscope had been in default of its factoring agreement with Century.

•	In September 2000, Periscope began to lay off employees and moved its New Jersey operations to its New York showroom. In addition, the Company’s Board of Directors approved a plan for the disposition of the operations.

•	In October 2000, Periscope executed and delivered a letter to Century delivering peaceful possession of its assets, including its trademarks. Century released the Company from its $2 million guarantee.

•	In October 2000, Century licensed certain Periscope trademarks to Alarmex Holdings, LLC (“Alarmex”) for the purpose of the manufacture and sale of Periscope products. Among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million from Alarmex. Century will pay GIANT a percentage of these net sales until the Company has recovered the Cash Collateral Deposit.

•	In October 2000, GIANT commenced an action in federal court against Mr. Sands, Arthur Andersen LLP, L.H. Friend and other parties. The Company alleged that it was fraudulently induced by a series of misrepresentations and concealments by the defendants to purchase Periscope.

•	In November 2000, Periscope filed a Voluntary Petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

•	In May 2001, the federal court dismissed the Company’s October 2000 action on the grounds that the relevant statute of limitations for securities fraud had expired and that the court did not have jurisdiction over the remaining state law claim.

•	In May 2001, the Company and Mr. Sands agreed on the repayment of the remaining balance of $528,000. Mr. Sands had previously paid $150,000 million in 2000, leaving a balance due of $378,000. Mr. Sands made a lump sum payment of $140,000 and promised to pay the remaining balance of $238,000 in 10 equal quarterly installments, including 9% interest per annum.

•	In June 2001, the Company filed a lawsuit in the New York State Supreme Court against Mr. Sands, Arthur Andersen LLP, Richard Salute, L.H. Friend, Greg Presson and other parties as a result of the dismissal of the Company’s action commenced in October 2000.

•	In January 2002, the Company received cash proceeds of $483,000 from Century towards the recovery of the Cash Collateral Deposit.

•	In April 2002, the New York State Supreme Court dismissed certain defendants in the June 2001 lawsuit, including L.H. Friend and Greg Presson.

•	In May 2002, the Trustee administering the bankruptcy of Periscope filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against the Company, Burt Sugarman and David Gotterer.

•	In December 2002, Mr. Sands defaulted on the December quarterly installment. The balance due at the time of the default was $129,000.

•	In December 2002, the Company filed suit against L.H. Friend, Gregory Presson and Robert Campbell in the Superior Court of the State of California for the County of Los Angeles. This action resulted from the New York State Supreme Court’s dismissal of the counts against L.H. Friend and Greg Presson.

•	In January 2003, the Bankruptcy court approved a settlement between the Trustee and the defendants. As part of this settlement, Century was ordered by GIANT to transfer $1.3 million to the Trustee for the benefit of the Estate of Periscope, as the funds became available per the October 2000 agreements between the companies. In addition, GIANT filed a Proof of Claim of up to $1.05 million as to amounts paid to the Trustee under this settlement. During the year ended December 31, 2003, the Trustee received $965,000 from Century and the Company received $177,000 from the Trustee.

•	In January 2003, the Company and Mr. Sands settled the December 2002 default. Mr. Sands paid $100,000 in January 2003, $50,000 in February 2003 and $25,000 in March 2003. The amount paid in excess of the $129,000 due at the time of the default represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred by the Company to collect the balance owed.

•	In December 2003, the appellate court reversed the New York State Supreme Court to the extent of reinstating the dismissed claims for professional negligence and breach of contract against L.H. Friend and Greg Presson.

•	In December 2003, a payment of $2 million was made by Arthur Andersen LLP to settle all claims asserted and that could have been asserted by the Company, Arthur Andersen LLP and Richard Salute.

•	For the year ended December 31, 2003, the Company received cash proceeds of $335,000 from Century.

Employees

At December 31, 2003, the Company’s relationship with its 5 full-time employees is considered good.

Executive Officers

Burt Sugarman (65) is the Chairman of the Board, President and Chief Executive Officer. Mr. Sugarman has been Chairman since 1983 and President and Chief Executive Officer since May 1985. Mr. Sugarman is a director of Checkers.

Pasquale A. Ambrogio (51) is the Vice President, Chief Financial Officer and Secretary. Mr. Ambrogio joined the Company in June 1995 and served as Controller for approximately five years. He was appointed to his present position in May 2000.

Item 2.	Properties.

Corporate Office

The Company’s corporate office is located in Beverly Hills, CA. The office is 1,700 square feet, including 300 square feet for storage and is suitable for the Company’s needs. The Company moved into its corporate office on April 1, 2000.

The lease term for the office and storage area is 60 months, beginning on July 1, 2000 and ending on June 30, 2005. The lease provides for an annual rent increase of 3% and contains one, five-year renewal option. Annual base rent for the office and storage area for 2003 was $63,000, which includes the Company’s share of its estimated common area maintenance for the building.

In January 2004, the Building’s management agreed to the Company’s request to terminate the lease for the storage area. The effective date for the termination is January 1, 2004. This will result in cost savings of $10,000 over the remaining term of the lease. The Company’s office lease was not affected.

Item 3.	Legal proceedings.

Mittman, et al. vs. Rally’s Hamburgers, Inc., et al. (Civ. No.C-94-0039-L (CS))

In March 1994, this consolidated class action lawsuit was filed in the United States Western District Court of Kentucky (“the Court”) as a result of the consolidation of Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co., and Edward L. Davidson and Rick Sweeney vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co. The Mittman, et al. action asserts causes of action for certain violations of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This consolidated class action lawsuit alleges that inaccurate public statements about Rally’s Hamburgers, Inc. (“Rally’s”) were issued in order to arbitrarily inflate the price of Rally’s common stock. Rally’s merged with Checkers Drive-In Restaurants, Inc. (“Checkers”) in 1999. Plaintiffs seek an unspecified amount of damages, including punitive damages.

In April 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated class action lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. The Court denied these motions. In addition, the Court struck plaintiffs’ punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Exchange Act, but otherwise the Court let stand the most recent version of plaintiffs’ complaint at this juncture. The Court granted Mr. Sugarman’s motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court’s order. Finally, the Court denied plaintiffs’ motion for class certification, “until such time as the issue of typicality of claims is further developed and clarified.”

In June 1995, the plaintiffs filed their second amended complaint, joining additional plaintiffs pursuant to stipulation of the parties. In July 1995, the plaintiffs renewed their motion for class certification. In October 1995, defendants filed their opposition to plaintiffs’ motion. In April 1996, the Court granted plaintiffs’ motion, certifying a class from July 20, 1992 to September 29, 1993.

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

In August 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law. The plaintiffs filed oppositions to the defendants’ motions for summary judgment. The defendants filed reply briefs in support of their summary judgment motions.

In April 2002, the Court granted Arthur Andersen & Co.’s motion for summary judgment. In January 2003, a settlement conference took place before Magistrate Judge Gambill. The plaintiffs and defendants have met before to attempt to reach a settlement; however, no settlements have ever been reached.

In August 2003, the Court granted the motion for summary judgment of all of the remaining defendants. In September 2003, the plaintiffs filed notice of their intent to appeal. Briefing is presently pending before the 6th Circuit Court.

The Company denies all wrongdoing. The Company intends to vigorously defend itself against any future action brought by the plaintiffs and cannot predict the effect, if any, the plaintiff’s action will have on the summary judgment.

GIANT GROUP, LTD., Plaintiff v. Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP and Harriett Greenberg, Defendants

In June 2001, the Company filed a lawsuit in the New York State Supreme Court (the “Court”) against Glenn Sands, former principal of Periscope Sportswear, Inc. (“Periscope”); Arthur Andersen LLP, Richard Salute, Friedman, Alpren & Green LLP (“Friedman”) and Harriett Greenberg, former Periscope auditors; L.H. Friend, Weinress, Frankson & Presson LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“L.H.Friend”), GIANT’s former investment banking advisor and Greg Presson, L.H. Friend’s chief executive officer. In the complaint, the Company alleged that it was fraudulently induced by and through a series of misrepresentations and concealments by the defendants to purchase Periscope in December 1998. The Company quantified its loss at approximately $40 million. All defendants moved to dismiss the complaint.

This lawsuit was filed as a result of the dismissal of a similar action that commenced in October 2000 in federal court for the Southern District of New York. The federal court dismissed the action on the stated grounds that the relevant statute of limitations for securities fraud had expired and the court lacked jurisdiction over the remaining state law claims.

In April 2002, the Court issued an opinion on the motions to dismiss the complaint. The Court denied Mr. Sands’ motion and Arthur Andersen and Mr. Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. However, the Court granted Arthur Andersen LLP and Mr. Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation. In addition, the Court granted the motions to dismiss for L.H. Friend, Mr. Presson, Friedman and Ms. Greenberg.

In May 2002, the Company filed a motion to reargue the dismissal of claims against such defendants. The Company also filed a motion for permission to file a first amended complaint. In July 2002, Arthur Andersen LLP filed a counterclaim against GIANT alleging nonpayment of certain fees of $105,000 that related to alleged services provided in 2000. The Company moved to dismiss the counterclaim.

In February 2003, the Company perfected its appeal of the Court’s April 2002 ruling in respect of Arthur Andersen LLP, Richard Salute, L.H. Friend and Greg Presson.

In April 2003, the Court issued an opinion denying the Company’s May 2002 motions to reargue the dismissal of the defendants and permission to file a first amended complaint. In addition, the Court denied the Company’s motion to dismiss Arthur Andersen LLP’s counterclaim. In May 2003, GIANT appealed these rulings.

In November 2003, the Company, Arthur Andersen LLP and Richard Salute (Arthur Andersen LLP and Salute are collectively referred to as the “Andersen Parties”) signed a settlement agreement (“Agreement”). As a result of the Agreement, a payment of $2 million was made by Arthur Andersen LLP on December 3, 2003 to settle all claims asserted and that could have been asserted by the Company and the Andersen Parties, inclusive of any attorneys’ fees and costs claimed by either the Company or the Andersen Parties. Neither party admitted any liability or fault. The Agreement provided that its terms would not be disclosed, except as stated in the Agreement. The Company did not discharge its claims against Glenn Sands, L.H. Friend or any other parties in this legal action and intends to continue to pursue the remaining defendants.

In December 2003, the appellate court reversed the Court to the extent of reinstating the dismissed claims for professional negligence and breach of contract against L.H. Friend and Greg Presson. Both such defendants currently have a motion to stay this action pending the outcome of the California case, which was filed in December 2003. Discovery continues against the remaining defendants. Management is unable to predict the outcome of this matter.

Gregory Messer, Esq. As Trustee of the Estate of Periscope Sportswear, Inc. vs. GIANT GROUP, LTD., Burt Sugarman and David Gotterer

In May 2002, Gregory Messer (“Trustee”) filed an adversary action on behalf of the Estate of Periscope Sportswear, Inc. (“Periscope”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against GIANT, Burt Sugarman and David Gotterer (“GIANT et al.”). This action sought the recovery of certain allegedly inappropriate payments made before and after Periscope’s November 2000 bankruptcy filing. The total sum sought in this action was approximately $4 million. GIANT et al. filed an answer to this action in July 2002 denying the allegations and demanding strict proof thereof.

On January 2003, the Bankruptcy Court approved a settlement of all filed or unfiled claims against the parties in this action. Under this settlement, GIANT did not admit nor concede any wrongdoing. GIANT also directed Century Business Credit Corporation (“Century”) to transfer $1.3 million to the Trustee for the benefit of the Estate of Periscope, as the funds become available per the October 2000 agreements between the companies. During the year ended December 31, 2003, the Trustee received $965,000 from Century. In addition, GIANT filed a Proof of Claim of up to $1.05 million as to amounts paid to the Trustee under this settlement. During the year ended December 31, 2003, the Company received $177,000 from the Trustee. GIANT is unable to predict what additional amount, if any, the Trustee will pay to the Company under its proof of claim.

Management believes this settlement will not have any material adverse effect on the Company’s Financial Position and Results of Operations.

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

In December 2002, the Company filed a lawsuit against L.H. Friend, Gregory Presson and Robert Campbell (“LH Friend”) in the California Superior Court for the County of Los Angeles (“the Court”). This action resulted from the New York State Supreme Court’s dismissal of the counts against L.H. Friend and Mr. Presson, and to preserve any and all claims GIANT has against LH Friend. This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from L H Friend’s services provided to the Company related to the Periscope acquisition. The amount sought in this lawsuit is $35.2 million.

LH Friend sought to transfer venue of this case to the California Superior Court for Orange County (“Orange County Court”) and also sought a stay of the case pending the disposition of the Company’s appeal of the denial of motions to reargue the dismissal of the defendants and permission to file a first amended complaint by the New York State Supreme Court in the June 2001 action. The Orange County Court denied both motions. Discovery is ongoing. A trial date is scheduled for June 30, 2004.

Management is unable to predict the outcome of this matter.

Item 4.	Submission of matters to a vote of security holders

None.

PART II

Item 5.	Market for Registrant’s common equity and related stockholder matters

Market for common stock

The Company’s common stock trades on the OTC Bulletin Board under symbol “GPOL”. The high and low bid prices for the Company’s common stock during 2003 and 2002 are set forth in the table presented. Currently, there is no market for the Company’s Common stock. On March 4, 2004, there were approximately 1,400 registered holders.

High and low bid prices for the common stock

For 2003 and 2002, the following table shows the high and low bid prices for the Company’s common stock reflecting inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	2003		2002
Quarter	High	Low	High	Low
First	$1.15	$1.00	$1.10	$0.45
Second	1.40	1.01	1.26	0.85
Third	2.30	1.30	1.30	0.82
Fourth	2.21	1.75	1.00	0.83

Related stockholder matters

No cash dividends were paid on the Company’s Common stock in the past two fiscal years. Management does not expect to pay cash dividends on its Common stock for the foreseeable future.

The following table contains information on Common stock related to the equity compensation plans approved by the Company’s stockholders for the fiscal year ended December 31, 2003. See Note 11 to the Company’s Financial Statements beginning on page F-1 of this Form 10-K for a description of the plans.

Plan	Number of shares of common stock to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Amended 1996 Employee Stock Option Plan	914,000	$0.50	87,000
Amended Stock Option Plan for Non-Employee Directors	251,000	0.65	107,000

	1,165,000	0.50	194,000

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company for the five years ended December 31, 2003. The data is derived from the Company’s audited Financial Statements for 2003, 2002 and 2001. The data is also derived from the Company’s unaudited financial statements for 2000 and 1999, except for the 2000 Balance Sheet which is audited. The Statements of Operations have been restated to present the Company’s apparel operations as discontinued for 1999 and 2000. Certain prior year income and expense items have been reclassified to conform to the 2003 presentation. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the Results of Operations and the Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	$ in thousands, except per share data
Statements of Operations Data:
General and administrative expenses (*1)	$(1,113)	$(1,208)	$(1,278)	$(1,885)	$(4,643)
Repricing of stock options	(1,246)	(584)	—	—	—
Tender Offer (* a)	—	—	(81)	—	—
Loss on investments in affiliates (* b)	—	—		—	(2,981)
Litigation settlement, net of legal fee	1,500	—	—	—	—
Investment and other income (* 2)	696	202	847	229	1,593

Loss before income tax expense (benefit)	(163)	(1,590)	(512)	(1,656)	(6,031)
Income tax (expense) benefit	(90)	—	—	608	307

Loss from continuing operations	(253)	(1,590)	(512)	(1,048)	(5,724)
Discontinued operations:
Loss from apparel operations, net of income tax effect (* 3)	—	—	—	(3,798)	(40,540)
Gain on disposition of apparel operations, net of income tax expense (* 4)	—	—	—	6,208	—

Net income (loss)	$(253)	$(1,590)	$(512)	$1,362	$(46,264)

Basic and diluted income (loss) per common share (* c):
Loss from continuing operations	$(0.09)	$(0.59)	$(0.18)	$(0.29)	$(1.45)
Net income (loss)	(0.09)	(0.59)	(0.18)	0.37	(11.71)
Weighted average common shares outstanding (* c)	2,730,000	2,714,000	2,881,000	3,651,000	3,951,000
* 1:
General and administrative expenses	$(1,087)	$(1,180)	$(1,245)	$(1,852)	$(3,571)
Depreciation, including write-off of fixed assets, primarily leasehold improvements for $863 in 1999	(26)	(28)	(33)	(33)	(1,036)
Interest expense	—	—	—	—	(36)

	$(1,113)	$(1,208)	$(1,278)	$(1,885)	$(4,643)

* 2:
Interest, dividend and rental income	$3	$124	$8	$114	$928
Gain (loss) on the sale of marketable securities	6	(4)	162	115	426
Gain on sale of property & equipment	—	—	—	—	239
Payments from Sands resulting from July 2000 settlement with Company	175	82	194	—	—
Payments from Century resulting from the Company’s partial recovery of Cash	335	—	483	—	—
Collateral Deposit
Payments from Bankruptcy Trustee resulting from Company’s $1.05 million proof of claim	177	—	—	—	—

	$696	$202	$847	$229	$1,593

* 3:
Net Sales				$60,471	$72,631

Loss before income tax effect				(6,028)	(37,691)
Income tax benefit (expense)				2,230	(2,849)

Loss from apparel operations, net of income tax effect				$(3,798)	$(40,540)

* 4:
Reversal of Periscope outstanding liabilities prior to bankruptcy filing				$14,330
Write-off of Periscope assets deliverd to Century				(3,430)
Write-off of $3 million Cash Collateral Deposit				(3,000)
Receipt of 769,000 shares of Common stock from Glenn Sands				538

Gain on disposition of apparel operations before income tax expense				8,438
Income tax expense				(2,230)

Gain on disposition of apparel operations, net of income tax expense				$6,208

* [a]: Merger and related legal expenses resulted from the attempted merger of Rally’s with the Company and Checkers.

* [b]:  Loss on investment in affiliate resulted from reduction of the cost of the equity investment in Santa Barbara Restaurant Group (“SBRG”) and Checkers for $1,624 and $1,357, respectively and was due to the continuing decline in the market value and operating losses of the companies. In August 2000, the Company purchased Checkers common stock from SBRG for consideration consisting of its SBRG common stock.

* [c]: For 2000, the calculation does not include the effect of approximately 2,211,000 shares attributable to outstanding stock options and warrants because the effect would be anti-dilutive.

Balance Sheet data as of December 31:
Total assets	$11,868	$6,560	$6,942	$5,862	$11,256
Total stockholders’ equity	11,609	6,356	6,654	5,230	4,120

Item 7.	Management’s discussion and analysis of financial condition and results of operations.

Critical accounting policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s Balance Sheets as of December 31, 2003 and 2002 and the Statements of Operations, Cash Flows and Stockholders’ Equity for each of the three years ended December 31, 2003 (“Financial Statements”) which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related footnotes (“Notes”) are supported by accounting policies, which may include management’s use of assumptions, judgments and estimates (collectively “judgments”). Management bases their judgment on historical experience and on various other factors, which management believes is reasonable under the circumstances. On an ongoing basis, management evaluates its judgments related to revenue recognition and the appropriate carrying value of assets and liabilities. Actual results may differ materially from results reported in the Financial Statements and Notes, which are based on accounting policies.

Management considers the following accounting policies as critical in the preparation of the Financial Statements and Notes:

•	Recognition of other income, based on agreements and settlements of certain litigation, is recognized on a cash basis, due to the uncertainty of cash being received. Although the Company has recently been receiving cash according to the terms of these agreements and settlements, the Company will continue to record other income on a cash basis.

•	The classification of marketable securities as available for sale.

•	The measurement of the allowance for deferred tax assets for each of the three years ended December 31, 2003.

Results of Operations for 2003 Versus 2002

In management’s discussion and analysis of financial condition and results of operations, dollars are reported in thousands, except share and per share amounts.

Costs and expenses for the twelve months ended December 31, 2003 (“current year” or “2003”) increased $567 to $2,359 from $1,792 for the twelve months ended December 31, 2002 (“prior year” or “2002”). This increase can be explained as follows:

•	In 2003, the increase in the closing price of the Company’s Common stock resulted in higher non-cash compensation expense of $662.

•	General and administrative expenses decreased $95 to $1,113 in 2003 from $1,208 in 2002. The Company did not renew liability insurance for the Directors and Officers in 2003, which resulted in lower insurance premiums of $114 for the current year.

Other income for 2003 increased $1,994 to $2,196 compared to $202 in 2002. On December 3, 2003, the Company received a settlement of $1,500, net of legal fees of $500, from Arthur Andersen LLP. In addition, investment and other income increased $494 to $696 in 2003 from $202 in 2002. This increase can be explained as follows:

	2003	2002	Change
Interest, dividends and other	$3	$124	$(121)
Gain (loss) on the sale of marketable securities	6	(4)	9
Payments from Mr. Sands resulting from the July 2000 settlement with the Company	175	82	94
Payments from Century resulting from the Company’s partial recovery of the Cash Collateral Deposit	335		335
Payments from Bankruptcy Trustee resulting from the Company’s filing of a Proof of Claim in 2003	177		177

	$696	$202	$494

Item 7.	Management’s discussion and analysis of financial condition and results of operations.

Results of Operations for 2002 Versus 2001

Costs and expenses for the twelve months ended December 31, 2002 (“current year” or “2002”) increased $433 to $1,792 from $1,359 for the twelve months ended December 31, 2001 (“prior year” or “2001”).

This increase can be explained as follows:

•	In 2002, the increase in the closing price of the Company’s Common stock resulted in higher non-cash compensation expense of $584.

•	General and administrative expenses decreased $70 to $1,208 in 2002 from $1,278 in 2001. In 2002, the Company reduced directors and officers’ liability coverage resulting in lower premiums of $120. In addition, salaries and payroll taxes decreased $72 primarily due to the President and Chief Executive Officer’s voluntary authorization to decrease his annual salary to $290 from $450, effective June 30, 2001. In 2002, legal expenses increased $111 to $178 from $67 in 2001 primarily due to fees incurred as a result of the litigation involving Periscope, offset by the reduction of the 2001 legal accrual by approximately $97 to reflect actual fees incurred compared to the expense reported in the financial statements.

•	In 2001, the Company incurred $81 in one-time costs related to the Tender Offer.

Other income for 2002 decreased $645 to $202 compared to $847 in 2001. This decrease can be explained as follows:

	2002	2001	Change
Interest, dividends and other	$124	$8	$116
Gain (loss) on the sale of marketable securities	(4)	162	(166)
Payments from Mr. Sands resulting from the July 2000 settlement with Company	82	194	(112)
Payments from Century resulting from the Company’s partial recovery of the Cash Collateral Deposit	—	483	(483)

	$202	$847	$(645)

Liquidity and Capital Resources

Liquidity for the years ended December 31, 2003 (“2003”) and 2002 (“2002”), consists of cash, marketable securities and receivables, increased $5,331 to $11,789 for 2003 compared to $6,458 for 2002. This increase can be explained as follows:

•	Market appreciation for 2003 for the investment of 978,000 shares of Checkers common stock and of 40,000 common shares of a track-driven vehicle manufacturer increased $4,047 and $212, respectively.

•	In 2003, cash increased $1,535 as a result of the Company receiving $1,500 from Arthur Andersen, $533 from the sales of marketable securities, $335 from Century and $177 from the Bankruptcy Trustee. These sources of cash were offset by the funding of the Company’s 2003 operating expenses and other costs.

•	In addition, liquidity increased due to an accrual of $64 for a Century payment received in March 2004, which related to revenue earned in the fourth quarter of 2003.

Beginning in December 2002, operating expenses and other costs were paid from cash provided through the margin of marketable securities and from time-to-time, the sale of these securities. At December 31, 2002, the margin availability was approximately $472 with net borrowings of $12. Operating expenses and other costs continued to be paid from the margin and sale of marketable securities into June 2003. Beginning with the third quarter of 2003, with a cash balance of $36 and margin availability of approximately $474, operating expenses and other costs were paid by cash provided by sources described in the second bullet point in this section. At of December 31, 2003, net borrowings were $0.

In 2002, the California legislature suspended the deduction of net operating loss carryovers for individuals and corporations for the 2002 and 2003 tax years. As a result, the Company accrued state income tax of approximately $90.

Item 7.	Management’s discussion and analysis of financial condition and results of operations.

At of December 31, 2003, management believes that cash of approximately $870 and $780, respectively, may possibly be received over the next couple of years from the Bankruptcy Trustee and Century. The receipt of the cash by the Company is contingent upon the amount of cash received by the Bankruptcy Trustee and the amount of revenue received by Century related to the sale of Periscope products by Alarmex. The Company cannot influence the future events that will ultimately resolve these contingencies.

Management believes the cash balance as of December 31, 2003 of $1,535 and the cash available from the margin of marketable securities of approximately $900 can fund operating expenses and other costs for the next couple of years. Management believes that marketable securities will have to be sold to continue to fund operations for any period thereafter, unless an additional source of cash flow becomes available to the Company.

Off-balance Sheet Arrangements

The Company does not maintain any off-balance sheet transactions, arrangements, obligations with unconsolidated entities, except for operating leases as disclosed, that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company is obligated under future commitments, as part of its normal course of business, for operating lease payments, summarized as follows:

Total	Less than 1 year	1-3 years
$124	$75	$49

New Accounting Standards

In November 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force released Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (“Issue No.02-16”). The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. The adoption of Issue No.02-16 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46 (“FIN 46R”) allowing companies with certain types of variable interest entities to defer implementation until March 31, 2004. The adoption of FIN 46 and FIN 46R did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In April 2003, the FASB issued Statement of Financial Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The new guidance amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 provides guidance for decisions made: (a) as part of the derivatives implementation group process that effectively required amendments to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS 150 did not have an

Item 7.	Management’s discussion and analysis of financial condition and results of operations.

impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), Revenue Recognition codifying, revising and rescinding certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

Inflation

Inflation has not materially affected revenues and expenses reported in the Statements of Operations for any of the three years ended December 31, 2003.

Personal Holding Company

Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax of 15% may be levied upon an entity that is classified as a personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the “Ownership Test”) and which derive 60% or more of their taxable income from personal holding company sources, generally defined to be passive income (the “Income Test”).

Currently, the Ownership Test has been met but the Income Test has not been met. No additional tax is due for the current year; however, no assurance can be given that the Income Test will not be satisfied in the future.

Item 7a.	Quantitative and qualitative disclosures about market risk.

In the quantitative and qualitative disclosures about market risk, dollars are reported in thousands.

Market Risk

Primary financial instruments consist of marketable equity securities available for sale. Market risk is the potential decrease in the value of these securities resulting from lower market prices. Derivatives are not purchased for trading or interest rate exposure.

Sensitivity Analysis

The following analysis presents the sensitivity of the market value to hypothetical changes in market prices as if these changes occurred at December 31, 2003. The range of change that was chosen for this analysis reflects a view of change that would be reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact on the value of marketable equity securities available for sale. Other potential effects, which could impact business as a result of these changed market prices, are not addressed. Actual results could differ materially from those projected in these forward-looking statements.

At December 31, 2003, the carrying value of the investments in marketable equity securities available for sale is $10.2 million, including a net unrealized holding gain of $7.0 million. The estimated potential decrease in fair value resulting from a hypothetical 10% reduction in prices quoted by the stock exchange is $1.0 million, which is 9% of current assets.

Item 8.	Financial statements and supplementary data.

All financial statements and supplementary data required by this item are listed in PART IV Item 15. of this Form 10-K, beginning on page F-1

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9a.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that are filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by the current Annual Report on Form 10-K (“Annual Report”), the CEO and CFO have concluded that, subject to the limitations noted above, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the CEO and CFO, particularly during the period in which the Annual Report was being prepared.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, identified in connection with the evaluation of disclosure controls and procedures that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report is hereby incorporated by reference to portions of our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2003.

PART IV

Item 15.	Exhibits, financial statement schedules and reports on Form 8-K.

Exhibits:

No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 4, 1998, between GIANT, Acquisition Corp. and Periscope, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 11, 1998.

2.2	Amendment to Agreement and Plan of Merger, dated as of December 9, 1998, between GIANT, Acquisition Corp. and Periscope, incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 11, 1998.

2.3	Certificate of Merger dated December 11, 1998, incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K dated December 11, 1998.

2.4	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD., incorporated by reference to Exhibit 2.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003.

2.4.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD., incorporated by reference to Exhibit 2.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003.

No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992.

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994, incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed March 28, 1995.

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996, incorporated by reference to Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7, 1996.

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996, incorporated by reference to exhibit 3.1.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29, 1996.

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 7, 1996.

4.1	Rights Agreement between the Company and Chase Mellon Shareholder Services, LLC (“Chase Mellon”) dated January 4, 1996, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 4, 1996.

10.1	GIANT GROUP, LTD. 1996 Employee Stock Option Plan, incorporated by reference to Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed April 7, 1997.

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7,1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed on April 7, 1997.

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 29, 1999.

10.5	Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) dated November 22, 1996, incorporated by reference to Exhibit 4.3 to Checkers’ Current Report on Form 8-K dated November 22, 1996.

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Mr. Sands in their lawsuit, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2000.

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2000.

No	Description of Exhibit

10.8	Peaceful Possession between Periscope, GIANT and Century dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

10.9	Release of GIANT from Century dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

10.11	Release from Century in favor of GIANT dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

31.1*	Certification Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002 by Burt Sugarman.

31.2*	Certification Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002 by Pasquale A. Ambrogio.

32.1*	Certification of Burt Sugarman, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Pasquale A. Ambrogio, Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Financial Statements:

Index to Financial Statements

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for each of the three years ended December 31, 2003

Statements of Cash Flows for each of the three years ended December 31, 2003

Statements of Stockholders’ Equity for each of the three years ended December 31, 2003

Notes to Financial Statements

Independent Auditors’ Report

Unaudited Quarterly Financial Data

Schedule:

All schedules have been omitted as the schedules are not applicable, not required or the information is included in the Financial Statements and Notes.

Reports on Form 8-K.

On December 8, 2003, a Form 8-K was filed reporting the payment on December 3, 2003 of $2,000,000 by Arthur Andersen LLP to settle the litigation with the Company.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT GROUP, LTD. Registrant

Date: March 29, 2004	By:	/s/ BURT SUGARMAN

Burt Sugarman Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	By:	/s/ BURT SUGARMAN

Burt Sugarman Chairman of the Board and Chief Executive Officer

Date: March 29, 2004	By:	/s/ PASQUALE A. AMBROGIO

Pasquale A. Ambrogio Vice President, Chief Financial Officer, and Secretary (Principal Accounting Officer)

Date: March 29, 2004	By:	/s/ DAVID GOTTERER

David Gotterer Vice-Chairman of the Board of Directors

Date: March 29, 2004	By:	/s/ TERRY CHRISTENSEN

Terry Christensen Director

Date: March 29, 2004	By:	/s/ DAVID MALCOLM

David Malcolm Director

Date: March 29, 2004	By:	/s/ JEFF ROSENTHAL

Jeff Rosenthal Director

GIANT GROUP, LTD.

GIANT GROUP, LTD.

BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,535	$—
Marketable securities	10,181	6,449
Receivables, prepaid expenses and deposits	121	58

Total current assets	11,837	6,507
Property and equipment, net	31	53

Total assets	$11,868	$6,560

LIABILITIES
Current liabilities:
Accounts payable	$4	$23
Accrued expenses	165	181
Income taxes payable	90	—

Total current liabilities	259	204

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares; 6,823,000 and 6,819,000 shares issued as of December 31, 2003 and 2002, respectively	69	69
Capital in excess of par value	37,102	35,855
Accumulated deficit	(3,674)	(3,421)
Accumulated other comprehensive income - unrealized gains on marketable securities	6,962	2,703

	40,459	35,206
Less 4,091,000 shares of Common stock in treasury, at cost	(28,850)	(28,850)

Total stockholders’ equity	11,609	6,356

Total liabilities and stockholders’ equity	$11,868	$6,560

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

STATEMENTS OF OPERATIONS

for each of the three years ended December 31, 2003

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Costs and expenses:
General and administrative	$(1,113)	$(1,208)	$(1,278)
Repricing of stock options	(1,246)	(584)	—
Tender Offer	—	—	(81)

	(2,359)	(1,792)	(1,359)

Other income:
Litigation settlement, net of legal fee	1,500	—	—
Investment and other income	696	202	847

	2,196	202	847

Loss before income tax expense	(163)	(1,590)	(512)
Income tax expense	(90)	—	—

Net loss	$(253)	$(1,590)	$(512)

Basic and diluted net loss per common share	$(0.09)	$(0.59)	$(0.18)

Weighted average common shares outstanding	2,730,000	2,714,000	2,881,000

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

STATEMENTS OF CASH FLOWS

for each of the three years ended December 31, 2003

(Dollars in thousands)

	2003	2002	2001
Operating Activities:
Net loss	$(253)	$(1,590)	$(512)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Repricing of stock options	1,246	584	—
Depreciation and amortization	26	28	33
(Gain) loss on the sale of marketable securities	(6)	4	(162)
Changes in assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other assets	(63)	490	(155)
Decrease in accounts payable and accrued expenses	(35)	(84)	(329)
Increase (decrease) in income tax payable	90	—	(15)

Net cash provided by (used for) operating activities	1,005	(568)	(1,140)

Investing Activities:
Proceeds from sales of marketable securities	533	406	2,209
Purchases of marketable securities	—	(712)	(1,409)
Purchases of property and equipment	(4)	—	—
Net proceeds from sale of assets	—	—	10

Net cash provided by (used for) investing activities	529	(306)	810

Financing Activities:
Proceeds from exercise of stock options	1	17	—
Purchase of shares of Common stock - Tender Offer	—	—	(241)

Net cash provided by (used for) financing activities	1	17	(241)

Increase (decrease) in cash and cash equivalents	1,535	(857)	(571)
Cash and cash equivalents, beginning of year	—	857	1,428

Cash and cash equivalents, end of year	$1,535	$—	$857

Supplemental Cash Flow Information:
Cash received from income tax refund	$—	$—	$166

Cash paid for interest	$1	$—	$—

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

STATEMENTS OF STOCKHOLDER’S EQUITY

for the each of the three years ended December 31, 2003

(Dollars in thousands)

	Common stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common stock in Treasury		Total Comprehensive Income (Loss)
	Shares	$				Shares	$
Balance as of December 31, 2000	7,265,726	$73	$35,490	$(1,319)	$(160)	4,110,954	$(28,854)	$1,180

Issuance of shares of Common stock to Chief Financial Officer, previously held in treasury			1			(20,000)	4
Shares of Common stock purchased thru Tender Offer	(483,918)	(5)	(236)
Net loss for 2001				(512)				$(512)
Change in net accumulated unrealized gain on marketable securities					2,172			2,172

Balance as of December 31, 2001	6,781,808	68	35,255	(1,831)	2,012	4,090,954	(28,850)	$1,660

Issuance of shares of Common stock thru exercise of options	37,500	1	16
Repricing of stock options			584
Net loss for 2002				(1,590)				$(1,590)
Change in net accumulated unrealized gain on marketable securities					691			691

Balance as of December 31, 2002	6,819,308	69	35,855	(3,421)	2,703	4,090,954	(28,850)	$(899)

Issuance of shares of Common stock thru exercise of option	3,750		1
Repricing of stock options			1,246
Net loss for 2003				(253)				$(253)
Change in net accumulated unrealized gain on marketable securities					4,259			4,259

Balance as of December 31, 2003	6,823,058	$69	$37,102	$(3,674)	$6,962	4,090,954	$(28,850)	$4,006

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

1.	The Company

GIANT GROUP, LTD. (“Company”) is a corporation, organized under the laws of the State of Delaware in 1913.

Currently, the Company owns 978,000 shares of common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”), which is 8% of the total outstanding common shares. GIANT’s Chief Executive Officer, Vice-Chairman and Audit Committee Chairman serve on the Checkers’ board of directors.

On December 17, 2002, the Board approved the merger of KCC Delaware Company (“KCC”), a wholly owned subsidiary, into GIANT. The effective date of the merger was December 31, 2002. On this date, KCC’s only asset of 704,000 shares of Checkers common stock and net operating loss carryforward for Federal and State income tax purposes were transferred to GIANT.

In April 2001, the Company sought to become a private company by deregistering its shares of $.01 par value common stock, with preferred stock purchase rights. The Company offered to purchase all its outstanding shares of Common stock for $.50 per share (“Tender Offer”). In May 2001, the Tender Offer expired. The Company purchased a total of 484,000 shares of Common stock. Because the remaining number of stockholders continued to exceed 300, the Company was not able to deregister its Common stock and remained a public company. Currently, the total number of stockholders exceeds 1,400.

The Company technically falls within the definition of an Investment Company under the Investment Company Act of 1940 (“Investment Act”). However, the Company is not engaged in the business of investing, re-investing or trading of securities and has, therefore, filed for an exemption from the Securities and Exchange Commission so as not to fall under the Investment Act. The Board of Directors continues to review various courses of action with respect to the Company including but not limited to an extraordinary corporate transaction such as a merger, reorganization or liquidation. There can be no assurances that GIANT will receive a favorable ruling on the exemption request or that the Company will undertake an extraordinary corporate transaction.

2.	Significant Accounting Policies

Critical Accounting Policies

The Company’s Balance Sheets as of December 31, 2003 and 2002 and the Statements of Operations, Cash Flows and Stockholders’ Equity for each of the three years ended December 31, 2003 (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related footnotes (“Notes”) are supported by accounting policies, which may include management’s use of assumptions, judgments and estimates (collectively “judgments”). Management bases their judgments on historical experience and on various other factors, which management believes is reasonable under the circumstances. On an ongoing basis, management evaluates its judgments related to revenue recognition and the appropriate carrying value of assets and liabilities. Actual results may differ materially from results reported in the Financial Statements and Notes, which are based on accounting policies.

Management considers the accounting policies for the recognition of revenue and the carrying value of marketable securities and liabilities for public company expenses and income taxes, including deferred tax assets and liabilities critical in the preparation of the Financial Statements and Notes.

Reclassifications

Certain amounts reported in the prior periods financial statements have been reclassified to be consistent with the current year financial statements.

Revenue Recognition

The Company generally recognizes revenue under the accrual basis of accounting.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

Revenue based on settlements of certain agreements and based on litigation is recognized on a cash basis, due to the uncertainty of cash being received. However, if the cash has been received subsequent to the end of the reporting period but prior to the issuance of financial statements, revenue is accrued.

Stock-Based Compensation

Expense is measured for the Company’s stock based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25 (“APB 25”), Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation and FASB Interpretation 44 (“FIN 44”), which clarifies the application of APB 25.

In addition, the Company follows the guidelines of SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS 123, and requires more prominent and more frequent disclosures about the effect of stock-based compensation, calculated using the fair value method, on reported net income or loss.

The following is the pro forma disclosure of net income (loss), pro forma net income (loss) per common share and other disclosures under the guidelines of SFAS 148:

	2003	2002	2001
Net loss as reported	$(253)	$(1,590)	$(512)
Add: Total stock based employee compensation measured under the fair value based method for all options granted, except granted under the 2002 Repricing Plan, net of income tax expense	(25)	(33)	(5)

Proforma loss	$(278)	$(1,623)	$(517)

Basic and diluted loss per common share:
As reported	$(0.09)	$(0.59)	$(0.18)
Proforma	(0.10)	(0.60)	(0.18)
Assumptions used in Black-Scholes option pricing model:
Expected term in years	5	5	5
Volatility	61%	80%	45%
Annual dividend per share	—	—	—
Risk free interest rate	5.0%	4.6%	3.6%
Weighted average fair value of options granted	$0.83	$0.83	$0.25

Earnings Per Common Share

Earnings per common share is calculated and reported under the guidelines of SFAS No. 128, Earnings Per Share. Basic earnings or loss per common share (“BEPS”) is calculated by dividing reported net earnings (loss) by the weighted average shares of common stock outstanding (“weighted shares”). Diluted earnings (loss) per common share (“DEPS”) are calculated by dividing net earnings (loss) by the total of weighted average shares and the potentially dilutive stock options outstanding during the period. The Company follows the treasury stock method to measure dilution.

The calculation of BEPS and DEPS for each of the three years ended December 31, 2003 does not include the effect of 1,165,000, 1,157,000 and 2,131,000 stock options outstanding, respectively. The effect would be anti-dilutive because a net loss was reported in all three years.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at financial institutions and excess cash, which is invested in a highly liquid, interest bearing money market fund that invests in short-term money market instruments such as U.S. Government obligations as well as commercial paper and other obligations issued by banks and corporations.

Marketable Securities

Marketable securities are accounted for under the guidelines of SFAS No. 115, Accounting for Certain Marketable Securities. The Company’s intention is not to frequently buy and sell marketable securities to generate profits on short-term differences in price. Management believes these securities should be classified as available for sale. The securities are stated at fair market value with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss reported in the Statements of Stockholders’ Equity.

The cost of securities sold is based on the specific identification and average cost method.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, other receivables, accounts payable and accrued expenses. Management believes the carrying value approximates the fair value of its financial instruments, due to their short maturities.

Property and Equipment

Property and equipment is stated at acquisition cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Any gain or loss recognized on the sale or disposition of property and equipment are charged against results of operations as incurred.

Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

assets. Amortization of leasehold improvements on the corporate office, for financial reporting purposes, is provided by the straight-line method over the original term of the office lease. Maintenance and repairs are charged against results of operations.

The estimated useful life of office equipment, furniture, computer equipment and software is 5, 7, 3 and 5 years, respectively. The original term of the lease for the corporate office is five years, expiring in June 2005.

Income Taxes

Income taxes are measured and reported primarily under the guidelines of SFAS No. 109, Accounting for Income Taxes.

A tax asset or liability is recorded in the current year for the estimated refund or payment of taxes expected to be reported in the tax returns filed for the current year. A deferred tax asset or liability is recorded for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. In management’s judgment, if the tax benefit related to the deferred tax asset is not expected to be realized, the carrying value of the deferred tax asset should be reduced by an amount equal to the tax benefit that is not expected to be realized.

The measurement of current and deferred tax assets and liabilities is based on current tax law and does not include the effect of future changes in tax law or tax rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in the period the change is enacted.

Comprehensive Income

Comprehensive income is reported under the guidelines of SFAS No. 130, Reporting Comprehensive Income. Net income (loss) and the change in net accumulated unrealized gains and losses on marketable securities are components of total comprehensive income and are reported in the Statements of Stockholders’ Equity.

New Accounting Standards

In November 2002, the FASB’s Emerging Issues Task Force released Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (“Issue No.02-16”). The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. The adoption of Issue No.02-16 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In January 2003, the FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 (“FIN 46R”) was revised, allowing companies with certain types of variable interest entities to defer implementation until March 31, 2004. The adoption of FIN 46 and FIN 46R did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The new guidance amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 provides guidance for decisions made: (a) as part of the derivatives implementation group process that effectively required amendments to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments in SFAS 149 improve financial reporting by requiring that contracts with comparable

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

characteristics be accounted for similarly. SFAS 149 is generally effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS 150 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), Revenue Recognition codifying, revising and rescinding certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have an impact on the Company’s current financial statements and management does not anticipate any near term impact on future financial statements.

3.	Related Party Transactions

During 2003, 2002, and 2001, the Company’s legal expenses included fees and expenses of $73, $8 and $27 for services provided by a law in which a director of the Company is the senior partner.

4.	Other Income

Details of other income (loss) for each of the three years ended December 31, 2003 is as follows:

	2003	2002	2001
Interest, dividend and other income	$3	$124	$8
Gain (loss) on the sale of marketable securities	6	(4)	162
Payments from Sands resulting from the July 2000 settlement with Company (1)	175	82	194
Payments from Century resulting from the Company’s partial recovery of the Cash Collateral Deposit (2)	335	—	483
Payments from bankruptcy trustee resulting from the Company’s filing of a Proof of Claim in 2003 (3)	177	—	—

	$696	$202	$847

(1)	Glenn Sands was the former president of Periscope Sportswear, Inc. (“Periscope”), the Company’s former manufacturer of women and children clothing, whose operations were reported as discontinued in 2000. As part of his July 2000 litigation settlement with the Company involving his termination as president, Mr. Sands agreed to pay $528. Mr. Sands paid $150 in 2000. In May 2001, the Company and Mr. Sands agreed on the repayment of the remaining $378. The agreement called for a lump sum payment of $140 and the remaining balance was payable in 10 equal quarterly installments, including 9% interest per annum. Mr. Sands paid $140 but defaulted on the December 2002 quarterly installment. The balance due at the time of the default was approximately $129. In January 2003, the Company and Mr. Sands settled the December 2002 default. Mr. Sands paid $100 in January 2003, $50 in February 2003 and $25 in March 2003. The amount paid in excess of the $129 due at the time of the default represented accrued interest from December 1, 2002 and the reimbursement of legal fees incurred by the Company to collect the balance owed.

(2)

In October 2000, Periscope executed a letter to Century Business Credit Corporation (“Century”), delivering peaceful possession of its assets. Century released the Company from its April 2000 $2 million guarantee of Periscope’s liabilities. In October 2000, Century licensed certain Periscope trademarks to Alarmex Holdings, LLC (“Alarmex”) for the purpose of the manufacture and sale of Periscope products. Among other things, Century receives a royalty equal to a percentage of net sales of these products until Century has received $7 million from Alarmex. Century will pay GIANT a percentage of these net sales until the Company’s April 2000 $3 million Cash Collateral Deposit has been recovered. As of

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

December 31, 2003, the Company accrued $64, received in March 2004 from Century which related to 4th quarter 2003 sales.

(3)	In January 2003, the Bankruptcy Court approved an agreement in the May 2002 litigation between Periscope’s Bankruptcy Trustee, GIANT and the remaining parties (see Note 7). Periscope declared bankruptcy in November 2002. The agreement settled all filed or unfiled claims among GIANT, the Trustee and remaining parties. GIANT also directed Century to transfer $1,3 million to the Trustee for the benefit of the Estate of Periscope, as the funds become available pursuant to the October 2000 agreements between the companies. During the year ended December 31, 2003, the Trustee received $965 from Century. In addition, GIANT filed a Proof of Claim of up to $1.05 million as to amounts paid to the Trustee under this settlement. During the year ended December 31, 2003, the Company received $177 from the Trustee.

5.	Marketable Securities

At December 31, 2003 and 2002, the investment in marketable securities available for sale consisted of equity securities of 978,000 shares of common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) and approximately 0 and 40,000 shares, respectively, of common stock of a track-driven vehicle manufacturer.

During 2003, net proceeds of $533 were received and a gain of $6 was recognized on the sale of 40,000 shares of the Company’s investment of a track-driven vehicle manufacturer.

During 2002, net proceeds of $98, excluding accrued interest of $6, were received and a loss of $133 was recorded on the sale of an interest bearing corporate bond, net proceeds of $207 were received and a gain of $157 was recorded on the sale of 16,000 shares of Checkers common stock and net proceeds of $101 were received and a loss of $28 was recorded on the sale of 10,000 shares of common stock of the Company’s investment in a track-driven vehicle manufacturer.

During 2001, net proceeds of $1,008 were received from the liquidation of corporate bonds and net proceeds of $1,201 were received and a gain of $162 was recorded on the sale of shares of common stock of companies other than Checkers.

6.	Property and Equipment

At December 31,	2003	2002
Equipment	$9	$16
Furniture	27	27
Computer equipment and software	50	53
Leasehold improvements	101	101

	187	197
Less: accumulated depreciation and amortization	(156)	(144)

	$31	$53

The Company disposed of certain office and computer equipment with a book value of $0 and did not recognize a gain or loss.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

7.	Income Taxes

The following is a reconciliation of the income tax benefit at the federal statutory rate of 35% to the income tax expense per the Statement of Operations:

For the year ended December 31,	2003	2002	2001
Statutory federal income tax benefit on pre-tax loss	$57	$557	$179
Effect of:
State income tax benefit, net of federal income tax benefit	10	93	30
Nondeductible stock based compensation	(506)	(227)	—
Permanent items	34	(15)	55
Decrease in valuation allowance	(1,068)	508	1,230
Other, net	1,383	(916)	(1,494)

Income tax expense	$(90)	$—	$—

Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.
At December 31,		2003	2002
Net operating loss carryforward		$18,905	$18,460
Investment in marketable securities		2,998	2,394
Deferred stock based compensation		707	219
Other, net		9	108
Valuation allowance		(19,032)	(20,104)

Deferred tax assets		2,777	1,077

Net unrealized investment gains		2,773	1,077
Depreciation		4	—

Deferred tax liabilities		2,777	1,077

The valuation allowance at December 31, 2003 and 2002 is provided because it is not likely that certain deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management’s estimates related to the Company’s ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the financial statements.

In 2002, the California legislature suspended the deduction of net operating loss carryovers for individuals and corporations for the 2002 and 2003 tax years. In addition, the legislature increased the current 60% carryover deduction to 100%, beginning with net operating losses incurred in 2004. As a result, the Company accrued state income tax of approximately $90 primarily due to expenses incurred for repricing of stock options, which is currently not deductible for tax purposes in current year.

At December 31, 2003, the net operating loss carryforward for Federal and State income tax purposes was approximately $47 million and $7 million, respectively. The Federal net operating loss carryforward expires over the next 20 years and the State net operating loss carryforward expires over the next 5 to 10 years.

Under the Internal Revenue Code, in addition to the regular corporate income tax, an additional tax of 15% may be levied upon an entity that is classified as a personal holding company. In general, this tax is imposed on corporations which are more than 50% owned, directly or indirectly, by 5 or fewer individuals (the “Ownership Test”) and which derive 60% or more of their taxable income from personal holding company sources, generally defined to be passive income (the “Income TestCurrently, the Ownership Test has been met but the Income Test has not been met. No additional tax is due for the current year; however, no assurance can be given that the Income Test will not be satisfied in the future.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

8.	Commitments and Contingencies

Leases

The Company is obligated under two long-term, noncancelable operating leases for the corporate office and corporate car.

The approximate future minimum annual lease payments (“lease payments”), including the estimated share of common area maintenance related to the corporate office, is $75, $46 and $3 for 2004, 2005 and 2006, respectively. The lease payments do not include renewal of the corporate office and car lease which expire in 2005 and 2006, respectively.

Total rental expense for each of the three years ended December 31, 2003 was $84, $76, and $55, respectively. Rental expense includes the accounting for the favorable terms included in the lease agreements for the current and prior corporate offices. The lease for the prior corporate office expired in April 2002.

Lawsuits.

Mittman/Rally’s.

In March 1994, this consolidated class action lawsuit was filed in the United States Western District Court of Kentucky (“the Court”) as a result of the consolidation of Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co., and Edward L. Davidson and Rick Sweeney vs. Rally’s Hamburgers, Inc., GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Burt Sugarman, Patricia L. Glaser and Arthur Andersen & Co. The Mittman, et al. action asserts causes of action for certain violations of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This consolidated class action lawsuit alleges that inaccurate public statements about Rally’s Hamburgers, Inc. (“Rally’s”) were issued in order to arbitrarily inflate the price of Rally’s common stock. Rally’s merged with Checkers Drive-In Restaurants, Inc. (“Checkers”) in 1999. Plaintiffs seek an unspecified amount of damages, including punitive damages.

In April 1994, Ms. Glaser and the Company filed a motion to dismiss the consolidated class action lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. The Court denied these motions. In addition, the Court struck plaintiffs’ punitive damages allegations and required plaintiffs to amend their claims under section 20 of the Exchange Act, but otherwise the Court let stand the most recent version of plaintiffs’ complaint at this juncture. The Court granted Mr. Sugarman’s motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court’s order. Finally, the Court denied plaintiffs’ motion for class certification, “until such time as the issue of typicality of claims is further developed and clarified.”

In June 1995, the plaintiffs filed their second amended complaint, joining additional plaintiffs pursuant to stipulation of the parties. In July 1995, the plaintiffs renewed their motion for class certification. In October 1995, defendants filed their opposition to plaintiffs’ motion. In April 1996, the Court granted plaintiffs’ motion, certifying a class from July 20, 1992 to September 29, 1993.

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

In August 2000, defendants filed motions for summary judgment against the plaintiffs for failure to show a genuine issue of material facts supporting its claims of securities fraud under Sections 10(b) and 20(a) of the Exchange Act and negligent representations under common law. The plaintiffs filed oppositions to the defendants’ motions for summary judgment. The defendants filed reply briefs in support of their summary judgment motions.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

In April 2002, the Court granted Arthur Andersen’s motion for summary judgment.

In January 2003, a settlement conference took place before Magistrate Judge Gambill. The plaintiffs and defendants have met before to attempt to reach a settlement. The plaintiffs and defendants, thru these conferences, have never reached a settlement.

In August 2003, the Court granted the motion for summary judgment of all of the remaining defendants. In September 2003, the plaintiffs filed notice of their intent to appeal. Briefing is presently pending before the 6th Circuit Court.

The Company denies all wrongdoing. The Company intends to vigorously defend itself against any future action brought by the plaintiffs and cannot predict the effect, if any, the plaintiff’s action will have on the summary judgment.

GIANT vs. Mr. Sands, Arthur Andersen and others

In June 2001, the Company filed a lawsuit in the New York State Supreme Court (the “Court”) against Glenn Sands, former principal of Periscope Sportswear, Inc. (“Periscope”); Arthur Andersen LLP, Richard Salute and Friedman, Alpren & Green LLP (“Friedman”) and Harriett Greenberg, former Periscope auditors; L.H. Friend, Weinress, Frankson & Presson LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc. (“LH Friend”), GIANT’s former investment banking advisor and Greg Presson, LH Friend’s chief executive officer. In the complaint, the Company alleged that it was fraudulently induced by and through a series of misrepresentations and concealments by the defendants to purchase Periscope in December 1998. The Company quantified its loss at approximately $40 million. All defendants moved to dismiss the complaint.

This lawsuit was filed as a result of the dismissal of a similar action that commenced in October 2000 in Federal court for the Southern District of New York. The federal court dismissed the action on the stated grounds that the relevant statute of limitations for securities fraud had expired and the court lacked jurisdiction over the remaining state law claims.

In April 2002, the Court issued an opinion on the motions to dismiss the complaint. The Court denied Mr. Sands’ motion and Arthur Andersen and Mr. Salute’s motion to dismiss related to the Company’s allegations of breach of contract and professional malpractice. However, the Court granted Arthur Andersen LLP and Mr. Salute’s motion to dismiss related to the Company’s allegations of fraud, constructive fraud and negligent misrepresentation. In addition, the Court granted the motions to dismiss for LH Friend, Mr. Presson, Friedman and Harriett Greenberg.

In May 2002, the Company filed a motion to reargue the dismissal of claims against such defendants. The Company also filed a motion for permission to file a first amended complaint. In July 2002, Arthur Andersen LLP filed a counterclaim against GIANT alleging nonpayment of certain fees of $105 that related to alleged services provided in 2000. The Company moved to dismiss the counterclaim.

In February 2003, the Company finalized its appeal of the Court’s ruling in respect of Arthur Andersen LLP, Richard Salute, L.H. Friend and Gregory Presson.

In April 2003, the Court issued an opinion denying the Company’s May 2002 motions to reargue the dismissal of the defendants and permission to file a first amended complaint. In addition, the Court denied the Company’s motion to dismiss Arthur Andersen LLP’s counterclaim. In May 2003, GIANT appealed these rulings.

On November 2003, the Company, Arthur Andersen LLP and Richard Salute (Arthur Andersen LLP and Mr. Salute are collectively referred to as the “Andersen Parties”) signed a settlement agreement (“Agreement”). As a result of the Agreement, a payment of $2 million was made by Arthur Andersen LLP on December 2003 to settle all claims asserted and that could have been asserted by the Company and the Andersen Parties, inclusive of any attorneys’ fees and costs claimed by either the Company or the Andersen Parties. Neither party admitted any liability or fault.

The Agreement provided that its terms would not be disclosed, except as stated in the Agreement. The Company did not discharge its claims against Mr. Sands, LH Friend or any other parties in this legal action and intends to continue to pursue the remaining defendants.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

In December 2003, the appellate court reversed the Court to the extent of reinstating the dismissed claims for professional negligence and breach of contract against LH Friend and Greg Presson. Both such defendants currently have a motion to stay this action pending the outcome of the California case, which was filed in December 2003.

Discovery continues against the remaining defendants. Management is unable to predict the outcome of this matter.

Trustee for Periscope Bankruptcy vs. GIANT, Burt Sugarman and David Gotterer

In May 2002, Gregory Messer (“Trustee”) filed an adversary action on behalf of the Estate of Periscope Sportswear, Inc. (“Periscope”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) against GIANT, Burt Sugarman and David Gotterer (“GIANT et al.”). This action sought the recovery of certain allegedly inappropriate payments made before and after Periscope’s November 2000 bankruptcy filing. The total sum sought in this action was approximately $4 million. GIANT et al. filed an answer to this action in July 2002 denying the allegations and demanding strict proof thereof.

In January 2003, the Bankruptcy Court approved a settlement of all filed or unfiled claims against the parties in this action. Under this settlement, GIANT did not admit nor concede any wrongdoing. GIANT also directed Century Business Credit Corporation (“Century”) to transfer $1.3 million to the Trustee for the benefit of the Estate of Periscope, as the funds become available per the October 2000 agreements between the companies. During the year ended December 31, 2003, the Trustee received $965 from Century. In addition, GIANT filed a Proof of Claim of up to $1.05 million as to amounts paid to the Trustee under this settlement. During the year ended December 31, 2003, the Company received $177 from the Trustee. GIANT is unable to predict what additional amount, if any, the Trustee will pay to the Company under its proof of claim.

Management believes this settlement will not have any material adverse effect on the Company’s Financial Position and Results of Operations.

GIANT vs. Friend, Presson and Campbell

In December 2002, the Company filed a lawsuit against L.H. Friend, Gregory Presson and Robert Campbell (“LH Friend”) in the California Superior Court for the County of Los Angeles (“the Court”). This action resulted from the New York State Supreme Court’s dismissal of the counts against L.H. Friend and Greg Presson, and to preserve any and all claims GIANT has against LH Friend. This lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, constructive fraud and professional negligence arising from L H Friend’s services provided to the Company related to the Periscope acquisition. The amount sought in this lawsuit is $35.2 million.

LH Friend sought to transfer venue of this case to the State of California Superior Court for Orange County (“Orange County Court”) and also sought a stay of the case pending the disposition of the appeal of the New York State Supreme Court’s denial of the Company’s motions to reargue the dismissal of the defendants and permission to file a first amended complaint. The Orange County Court denied both motions. Discovery is on going. A trial date is scheduled for June 30, 2004.

Management is unable to predict the outcome of this matter.

9.	Preferred Stock

The Board of Directors may determine the dividend rates, liquidation preferences, redemption conversion, voting right restrictions and terms of the 2 million authorized but unissued shares of $.01 par value preferred stock.

10.	Class A Common Stock, $.01 Par Value

The Company can issue 5 million shares of Class A common stock, $.01 par value, which is identical in all respects to the Company’s common stock with preferred stock purchase rights except that the Class A common stock, except in limited situations, has no voting rights. Presently, there are no plans or commitments for this Class A common stock.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

11.	Common Stock Options

Stock Option Plans

AMENDED 1996 EMPLOYEE STOCK OPTION PLAN (the “AMENDED 1996 PLAN”)

The Option Committee of the Board of Directors administers the AMENDED 1996 PLAN, which is authorized to grant options to purchase up to an aggregate of 1,000,000 shares of Common stock. The plan may grant incentive or non-qualified options to any of the Company’s employees. The options granted shall have an exercise price equal to the closing market price of the Common stock on the grant date, may be exercised in whole or in part any time after the grant date, and terminate not more than 10 years from the grant date. Shares of Common stock, reserved but not issued due to the termination or expiration of outstanding options, shall be available for option grants prior to the plan’s termination. The plan shall terminate on the earlier of the date when all the Common stock available under the plan have been acquired through the exercise of options granted, May 19, 2006 or such date determined by the Option Committee.

AMENDED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS (the “AMENDED DIRECTOR PLAN”)

The Option Committee of the Board of Directors administers the Amended Director Plan, which is authorized to grant options to non-employee directors to purchase up to an aggregate of 400,000 shares of Common stock. The options granted shall have an exercise price equal to the closing market price of the Common stock on the grant date, may be exercised in whole or in part any time after the grant date, and terminate five years from the grant date. Shares of Common stock, reserved but not issued due to the termination or expiration of the outstanding option, shall be available for option grants prior to the plan’s termination. The plan shall terminate the earlier of the date when all the Common stock available under the plan have been acquired through the exercise of options granted, May 19, 2006 or such date determined by the Option Committee.

Non-employee directors receive an option to purchase 5,000 shares upon:

•	the initial election to the Board

•	the anniversary date of their election to the Board

•	the initial election to the Executive Committee of the Board

•	the anniversary date of their election to the Executive Committee of the Board

•	the anniversary of their election to the Board on the plan’s adoption date, May 20, 1996

2002 Repricing Plan

On February 1, 2002, the Executive and Compensation Committee of the Board of Directors approved a repricing plan which gave holders the opportunity to exchange their options for a fewer number of options at an exercise price of $.45, the closing price of the Company’s Common stock on date the plan was approved (the “2002 Repricing Plan”) The amount of newly granted options that the holders received was equal to 50% or 75% of the options exchanged. The expiration date for the options exchanged and granted were identical. All options granted are fully vested and can be exercised in whole or in part immediately. The options that were exchanged were cancelled by the Company. Options to purchase 2,076,000 shares of Common stock were exchanged for options to purchase 1,107,000 shares.

The following table is a summary of the activity in the Company’s two option plans from the adoption date to December 31, 2003:

	Shares Authorized To Be Issued Under Grants	Issued	Expired	“2002 Repricing Plan”		Shares Remaining To Be Issued Under Grants
Plan				Exchanged Terminated	Issued
Amended 1996 Plan	1,000,000	(225,000)	15,000	200,000	(903,000)	87,000
Amended Director Plan	400,000	(290,000)	76,000	125,000	(204,000)	107,000

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

Employees and directors exchanged 1,751,000 options granted under the 1985 Non-Qualified Stock Option Plan (“Non-Qualified Plan”). This plan stopped granting options in 1995. As a result, the AMENDED 1996 PLAN and AMENDED DIRECTOR PLAN granted an additional 803,000 and 110,000 options, respectively, in exchange for the options granted under the Non-Qualified Plan.

The following table details option activity for each of the three years ended December 31, 2003:

	2003 Shares	Weighted Average Exercise Price	2002 Shares	Weighted Average Exercise Price	2001 Shares	Weighted Average Exercise Price
Beginning balance	1,157,000	$0.47	2,131,000	$6.72	2,166,000	$6.84
Granted	30,000	1.45	40,000	1.12	30,000	0.48
Granted, under option exchange			1,107,000	0.45
Terminated	(18,000)	0.45	(7,500)	0.45	(65,000)	7.73
Exchanged and Terminated, under option exchange			(2,076,000)	6.85
Exercised	(4,000)	0.45	(37,500)	0.45

Ending balance	1,165,000	0.50	1,157,000	0.47	2,131,000	6.72

Options exercisable at end of year	1,165,000		1,157,000		2,131,000

Weighted average price of options granted	$1.45		$1.12		$0.48
Weighted average price of options granted, under option exchange			$0.45

The following table details additional information for options that were outstanding and exercisable as of December 31, 2003:

	Outstanding at Dec. 31, 2003	Weighted Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$.17 to $.52	1,090,000	1.3 years	$0.45
$.64 to $2.30	75,000	4.2 years	1.22

	1,165,000	1.5 years	0.47

The Company follows the guidelines of SFAS 123 and has elected to continue to use the “intrinsic value based method” under APB 25, to measure compensation expense for options granted to employees and directors, except for options granted under the 2002 Repricing Plan. As a result, no expense was recognized for the three years ended December 31, 2003 because on the grant date, the option’s exercise price and the closing market price of the Company’s common stock were the same.

The Company follows the guidelines of FIN 44 to measure compensation expense using variable accounting for options granted under the Company’s 2002 Repricing Plan. Non-cash expense is equal to the number of outstanding options granted under the plan multiplied by the difference between the closing market price of the Company’s Common stock at the end of the period and the exercise price of $.45. The Company will continue to record compensation expense for options that remain outstanding.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

12.	Stockholders Rights Plan

In January 1996, a dividend of one preferred share purchase right (“Right”) was declared for each share of Common stock outstanding on January 16, 1996 and authorized the issuance of additional Rights for Common stock issued after that date.

Each right entitles the holder to buy 1/1,000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $30 for each 1/1,000th share. The Rights will be exercisable and will trade separately from the Common stock (1) ten days after a public announcement that a person or group of persons has become the beneficial owner of 15% or more of common stock (an “Acquiring Person”), or (2) ten business days (or such later date as may be determined by the Board) after commencement or announcement of an intention to make a tender or exchange offer, the completion would result in such person or group of persons becoming the beneficial owner of 15% or more of Common stock. However, because the Company’s President and Chief Executive Officer (“CEO”) beneficially owned in excess of 15% of Common stock on the date the Rights Plan was adopted, the CEO will become an Acquiring Person only upon his acquisition of additional shares of Common stock, other than acquisitions through stock dividends, stock option plans, GIANT compensation or employee benefit plans and other similar arrangements.

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

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Dollars reported in thousands)

13.	Treasury Stock

Treasury stock is accounted for by the cost method. The Company did not purchase any shares of Common stock during each of the three years ended December 31, 2003.

Independent Auditors Report

Board of Directors

GIANT GROUP, LTD.

Beverly Hills, California

We have audited the accompanying balance sheets of GIANT GROUP, LTD. as of December 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders’ equity for each of the three years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits on the financial statements described in the above paragraph in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet and the statements of operations, cash flows and stockholders’ equity are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the balance sheets as of December 31, 2003 and 2002 and the results of operations, cash flows and stockholders’ equity for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

February 17, 2004

Santa Monica, California

GIANT GROUP, LTD.

QUARTERLY FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share amounts)

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
General and administrative expenses, including depreciation	$(263)	$(296)	$(294)	$(260)
Repricing of stock options	(9)	(398)	(360)	(479)

Total costs and expenses	(272)	(694)	(654)	(739)

Litigation settlement, net of legal fee	—	—	—	1,500
Investment and other income (*1)	149	94	258	195

Total other income	149	94	258	1,695
Income tax expense	—	—	—	(90)

Net income (loss)	$(123)	$(600)	$(396)	$866

Basic income (loss) per common share	$(0.05)	$(0.22)	$(0.14)	$0.32
Diluted income (loss) per common share (*2)	$(0.05)	$(0.22)	$(0.14)	$0.29
Weighted average outstanding common shares
Basic	2,728,000	2,728,000	2,732,000	2,732,000
Diluted (*2)	2,728,000	2,728,000	2,732,000	2,949,000

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
*1:
Interest, dividend and rental income	$—	$1	$—	$1
Gain (loss) on the sale of marketable securities	(26)	4	28	—
Payments from Glenn Sands resulting from July 2000 settlement with Company	175	—	—	—
Payments from Century resulting from the Company’s partial recovery of Cash Collateral Deposit	—	89	53	194
Payments from Bankruptcy Trustee resulting from Company’s $1.05 million proof of claim	—	—	177	—

	$149	$94	$258	$195

*2:
The quarterly calculation does not include the effect of these shares, attributable to outstanding stock options, because the effect would be anti-dilutive.	1,154,500	1,144,500	1,145,750	5,000

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
General and administrative expenses, including depreciation	$(246)	$(405)	$(319)	$(238)
Repricing of stock options	(572)	(99)	278	(191)

Total costs and expenses	(818)	(504)	(41)	(429)
Investment and other income (*3)	14	175	15	(2)

Net loss	$(804)	$(329)	$(26)	$(431)

Basic and diluted loss per common share (*4)	$(0.30)	$(0.12)	$(0.01)	$(0.16)
Basic and diluted weighted average outstanding common shares (*4)	2,691,000	2,708,000	2,728,000	2,728,000

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
*3:
Interest, dividend and rental income	$3	$3	$1	$117
Gain (loss) on the sale of marketable securities	(17)	145	(13)	(119)
Payments from Sands resulting from the July 2000 settlement with Company	28	27	27	—

	$14	$175	$15	$(2)

*4:
The quarterly calculation does not include the effect of these shares, attributable to outstanding stock options, because the effect would be anti-dilutive.	1,159,000	1,149,500	1,157,000	1,157,000