Form 10-K/A
period 2003-12-31
GIANT GROUP LTD
filed 2004-04-29
CIK 41296

UNITED STATES

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

EXPLANATORY NOTE

PART III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by GIANT GROUP, LTD. (the “Company”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“Report”) to include information required by Part III, Items 10-14 of the Report. In addition, the reference on the cover page of the original Report to the incorporation by reference of the Company’s Proxy Statement relating to its 2004 Annual Meeting is deleted. Except as otherwise stated herein, no other information contained in the original Report has been updated by this Amendment No. 1.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Burt Sugarman (65) is President and Chief Executive Officer and has held these positions since 1983. He is also the Chairman of the Board of Directors and has held this position since 1983. Mr. Sugarman is a director of Checkers Drive-In Restaurants Inc. (“Checkers”). Mr. Sugarman also was a director of Santa Barbara Restaurant Group, Ltd. (“SBRG”) until its merger with CKE Restaurants, Inc. in March 2002.

Pasquale A. Ambrogio (52) is Vice-President, Chief Financial Officer and Secretary and has held these positions since May 2000. Previously, he held the position of Controller of the Registrant since 1995.

David Gotterer (75) is Vice Chairman of the Board and has held this position since 1986. He became a Director in 1984. Mr. Gotterer is a Certified Public Accountant. In February 2003, the accounting firm of Mason & Company, LLP merged with J.H. Cohn, LLP. Mr. Gotterer had been a senior partner in Mason and Company for more than the past five years. Since the merger, Mr. Gotterer has been performing consulting services at Mason & Company, a division of J.H. Cohn, LLP. Mr. Gotterer is a Director of Checkers.

Terry Christensen (63) first became a Director in 1994. Mr Christensen’s principal occupation is senior partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. He has held this position for more than the last five years. Mr. Christensen is a director of MGM Mirage and Checkers.

David Malcolm (50) became a Director in 1996. Mr. Malcolm’s principal occupation is chairman of the board of Suncoast Financial Mortgage Corporation. He has held this position for more than the past five years. Suncoast is a mortgage banking company and developer of several thousand homes in the San Diego Region. He is also a director of St. Vincent de Paul, a homeless shelter in San Diego. Previously, he was a director of Scripps Institute of Oceanography. In May 2003, Mr. Malcolm pleaded guilty to a felony charge of conflict of interest relating to his service as a San Diego Port Commissioner. Mr. Malcolm was sentenced to 120 days in a work furlough program and fined approximately $250,000.

Jeffrey Rosenthal (46) first became a Director in 1997. Mr. Rosenthal’s current principal occupation is president and chairman of Rose Investments LLC, a private investment firm. He has held this position since 2002. Previously, Mr. Rosenthal served as chairman of Fairfare Media Works for more than five years.

Every Director and Executive Officer holds his position until his respective successor is elected and qualified or until his earlier resignation or removal

There are no arrangements or understandings between any person and any of the directors or executive officers pursuant to which such person was selected as a director, executive officer or nominee. There are no family relationships among any of the directors or executive officers of the Registrant.

Audit Committee Financial Expert

The Company’s Common Stock is quoted on the OTC Bulletin Board and therefore is not required to comply with the audit committee requirements mandated by Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). The Board of Directors has determined, based on the Company’s current business environment, there is no need to have a financial expert, as defined under item 401(l) of Regulation S-K, serving on the Audit Committee at this time. The Board believes that the financial and business background of the Audit Committee members provides adequate financial support for the Company.

Audit Committee Matters

The Board of Directors has a standing Audit Committee of three members. The Board has not confirmed that all members of the Audit Committee are “independent” within the meaning of the Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and related amendments furnished to the Registrant during 2003 and Forms 5 and related amendments furnished to the Registrant for the year ended December 31, 2003, Section 16(a) filing requirements of the Exchange Act of 1934, have been met.

Code of Ethics

The Registrant has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.

The Registrant has followed an informal Code of Ethics requiring any material transaction between the Registrant and the Chief Executive Officer and/or the Chief Financial Officer and between the Registrant and an outside third party must be approved by the Board of Directors. The Registrant believes this procedure is reasonably designed to deter material wrongdoing and promote honest and ethical conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following is a summary of the annual and long-term compensation for services performed by the Registrant’s Chief Executive Officer and Chief Financial Officer, qualified as an “Executive Officer” under item 402(a)(3) of Regulation S-K of the Securities Act of 1933 the three years ended December 31, 2003, 2002 and 2001:

ANNUAL COMPENSATION									LONG-TERM COMPENSATION AWARDS
	Principal Position	Year	Salary	Bonus		Other			Securities Underlying Options
Name						(1)	(2)	(3)
Burt Sugarman	Chief Executive Officer	2003 2002 2001	$290,000 290,000 370,000	$	— — —	$36,000 31,923 57,500	$30,725 30,725 30,669	$7,143 16,667 7,926	— — —

Pasquale A. Ambrogio	Chief Financial Officer	2003 2002 2001	106,480 103,480 99,666		— — —	— — —	— — —	— — —	— 10,000 —	(5)

(1)	Director’s fees and other compensation paid to Mr. Sugarman by Checkers and SBRG.
(2)	Premium for Mr. Sugarman’s life insurance policy paid by the Registrant.
(3)	Income of $0, $7,748 and $4,355 imputed for Mr. Sugarman’s personal us of the Company car and deferred compensation of $7,143, $8,929 and $3,571 for Mr. Sugarman’s post employment health insurance.
(4)	Granted to Mr. Ambrogio under the Amended 1996 Employee Stock Option Plan at a price of $1.15.

Option Grant in Fiscal Year 2003

None.

Aggregated Option Exercises in 2003 and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Exercisable
			Unexercised Number of Options at Fiscal Year End	Value of Unexercised In-The-Money Options at Fiscal Year End
Burt Sugarman	0	$—	899,601	$1,583,298
Pasquale A. Ambrogio	0	—	13,750	17,200

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

On March 29, 2004, the Amended Director Plan can issue additional options to purchase 102,000 shares.

Employment Agreement

Mr. Sugarman is employed as Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement with the Registrant dated December 3, 1998 and which expires on December 31, 2005. The agreement provides that Mr. Sugarman receive an annual base salary of $1,000,000 increased annually by 10% over the prior year to a maximum of $1,600,000, life insurance in the face amount of $5,000,000, and an annual bonus in an amount determined from year to year by the Compensation Committee of the Board of Directors, at its discretion, and certain additional benefits. The agreement is terminable prior to the expiration of the term of the agreement (1) by the Registrant for cause (as defined in the agreement) and (2) by Mr. Sugarman (a) for cause (as defined in the agreement), (b) at any time for any reason, after January 1, 2000 or (c) if Mr. Sugarman ceases to own or control at least 10% of the Registrant’s common stock. Should the agreement be terminated by the Registrant without cause or by Mr. Sugarman for cause or for other reasons described in the preceding sentence, Mr. Sugarman would be entitled to (1) continuation of all health insurance benefits through the expiration of the term of the agreement, or for 40 months from termination, whichever period is longer and (2) a lump sum payment in an amount equal to the greater of (a) two times the annual base salary, and (b) the amount which would have been payable throughout the remainder of the term of the agreement or 40 months, whichever is shorter, provided that if the agreement is terminated within one year following a change in ownership of the Registrant (as defined in the agreement), Mr. Sugarman will receive a lump sum payment equal to 2.99 times the average annual compensation paid to Mr. Sugarman during the five years prior to such change in ownership. In the event of Mr. Sugarman’s disability or death, he or his estate would be entitled to receive a lump sum payment equal to the greater of (a) two times the annual base salary and (b) the amount which would have been payable throughout the remainder of the term of the agreement and continuation of all health insurance benefits for the remainder of the term. In the event of Mr. Sugarman’s death, the Registrant would also be obligated to continue all health insurance benefits for Mr. Sugarman’s immediate family for two years.

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

In January 2000, Mr. Sugarman had voluntarily authorized the retroactive cancellation of the severance pay due to him as stated in the agreement.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation to our executive officers and directors under the Company’s stock option plans, as of December 31, 2003.

Plan	Number of shares of common stock to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Amended 1996 Employee
Stock Option Plan	914,000	$0.46	87,000
Amended Stock Option Plan for Non-Employee Directors	251,000	0.65	107,000

	1,165,000	0.50	194,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the stock ownership of executive officers and directors individually, all executive officers and directors as a group and persons know to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock, as of March 29, 2004.

Name of Beneficial Owner (1)	Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Burt Sugarman	9440 Santa Monica Blvd, Suite 407 Beverly Hills, California 90210	2,138,021(3)	58.81%

Mary Hart Sugarman	9440 Santa Monica Blvd, Suite 407 Beverly Hills, California 90210	2,138,021(4)	58.81%

Kellogg Capital Group, LLC (Formerly Performace Capital)	14 Wall Street, 27th Floor New York, New York 10005	350,247(5)	12.80%

Gary Koncikowski	P.O. Box 751 Lake George, New York 12845	268,700(6)	9.82%

Dimensional Fund Advisors, Inc.	1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	180,750(7)	6.61%

David Gotterer	1212 Avenue of the Americas, 24th Floor New York, New York 10022	110,032(8)	3.90%

Terry Christensen	10250 Constellation Blvd., 19th Floor Los Angeles, California 90067	77,500(9)	2.80%

David Malcolm	750 B Street, Suite 3130 San Diego, California 92101	35,000(10)	1.30%

Jeff Rosenthal	10345 West Olympic Blvd Los Angeles, California 90064-2524	27,500(11)	1.00%

Pasquale A. Ambrogio	9440 Santa Monica Blvd, Suite 407 Beverly Hills, California 90210	13,750(12)	0.50%

All Directors and Executive Officers as a group (6 persons)		2,401,803	62.30%

(1)	A beneficial owner of a security can be a person who: (a) has or shares the power to vote or to direct the voting of the security; (b) has the power to dispose or direct the disposition of the security; (c) has the right to acquire beneficial ownership within 60 days of March 29, 2004 or (d) is living in same house as spouse, children or other relatives who own the security. The 5% beneficial owners are based on the Registrant’s knowledge through filings with the Securities and Exchange Commission and other information made available to the Registrant.
(2)	The denominator equals 2,735,854 issued and outstanding shares of the Registrant’s Common Stock (“Shares”) on March 29, 2004 and each reporting person’s Common Stock options (“Options”) currently exercisable within 60 days of March 29, 2004.
(3)	This total includes 899,601 Shares underlying presently exercisable Options and 148,950 Shares owned by Mr. Sugarman’s spouse.
(4)	This total includes 1,089,470 Shares and 899,601 Shares underlying presently exercisable Options and 148,950 Shares owned by Mr. Sugarman’s spouse.
(5)	Information provided by Form 13-G and Form 4 filed by reporting person on January 8, 2004 and March 17, 2004, respectively.
(6)	Information provided by Form 13-G/A filed by reporting person on January 22, 2003.
(7)	Information provided by Amendment No. 10 to Form 13-G filed by reporting person on February 6, 2004.
(8)	This total includes 102,532 Shares underlying presently exercisable Options. This total excludes 47,531 Shares underlying presently exercisable Options held by Mr. Gotterer because he disclaims beneficial ownership of the Shares. A business partner is entitled to the beneficial ownership of the Shares upon any exercise of the Options.
(9)	This total includes 62,500 Shares underlying presently exercisable Options.
(10)	This total includes 23,750 Shares underlying presently exercisable Options.
(11)	This total includes 23,750 Shares underlying presently exercisable Options.
(12)	Represents Shares underlying presently exercisable Options.

ITEM 13.	Certain relationships and related transactions.

(a)	Transactions with management and others. None

(b)	Certain business relationships. None

(c)	Indebtedness of management. None

(d)	Transactions with promoters. None

ITEM 14.	Principal Accountant Fees and Services.

Stonefield Josephson, LLP has served as the Company’s independent auditors since October 2001.

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of

Stonefield Josephson, LLP in providing services to the Company for the fiscal year ended December 31, 2003 and has concluded that such services are compatible with their independence as the Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Stonefield Josephson, LLP in fiscal 2003.

Audit Fees. The aggregate fees billed by Stonefield Josephson, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 29, 2003 (the “2003 fiscal year”) and the reviews of the financial statements included in the Company’s Form 10-Q’s for the 2003 fiscal year totaled $46,500. Fees for the audit of the Company’s annual financial statements for the fiscal year ended December 30, 2002 (the “2002 fiscal year”) and the reviews of the financial statements included in the Company’s Form 10-Q’s for the 2002 fiscal year totaled $39,066. All audit services and fees for the audit of the Company’s financial statements for fiscal years 2003 and 2002 were pre-approved by the Audit Committee.

Audit Related Fees. None

Tax Fees. The aggregate fees billed for tax planning and compliance by Stonefield Josephson, LLP were $2,704 and $750 for the fiscal years 2003 and 2002, respectively. The fees billed in 2003 and 2002 for tax planning and compliance were not independently approved by the Audit Committee because the dollar amount was immaterial.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIANT GROUP, LTD. Registrant

Date: March 29, 2004	By:	/s/ Burt Sugarman

Burt Sugarman President and Chief Executive Officer

Date: March 29, 2004	By:	/s/ Pasquale A. Ambrogio

Pasquale A. Ambrogio Vice-President and Chief Financial Officer