Form 10-Q
period 2004-03-31
GIANT GROUP LTD
filed 2004-05-17
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934, AS AMENDED

Period: First quarter ended March 31, 2004

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

The Registrant is not an accelerated filer as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended.

On May 14, 2004, the latest practicable date, there were 2,743,354 shares of $.01 par value common stock, with preferred stock purchase rights outstanding.

Exhibit Index – Page 11

GIANT GROUP, LTD.

ITEM 1.	FINANCIAL STATEMENTS

GIANT GROUP, LTD.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the three-month periods ended March 31, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three-months ended March 31,
	2004	2003
Expenses:
General and administrative	$267	$263
Repricing of stock options	760	9

	1,027	272
Investment and other income	158	149

Net loss	(869)	(123)
Other comprehensive income, net of income tax:
Unrealized holding gains (losses) on marketable securities during period	1,701	(453)

Comprehensive income (loss)	$832	$(576)

Basic and diluted net loss per common share	$(0.32)	$(0.05)

Basic and diluted weighted average shares	2,732,000	2,728,000

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

BALANCE SHEETS

at March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

(Dollars in thousands, except per share amounts)

	March 31 2004	December 31 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,281	$1,535
Marketable securities	11,882	10,181
Receivables, prepaid expenses and deposits	235	121

Total current assets	13,398	11,837

Property and equipment, net	33	31

Total assets	$13,431	$11,868

LIABILITIES

Current liabilities:
Accrued expenses	$138	$169
Income taxes payable	90	90

Total current liabilities	228	259

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 6,827,000 and 6,823,000 issued shares at March 31, 2004 and December 31, 2003, respectively	69	69
Capital in excess of par value	37,864	37,102
Accumulated other comprehensive income—unrealized holding gains on marketable securities	8,663	6,962
Accumulated deficit	(4,543)	(3,674)

	42,053	40,459
Less 4,091,000 shares of Common Stock in treasury, at cost	(28,850)	(28,850)

Total stockholders’ equity	13,203	11,609

Total liabilities and stockholders’ equity	$13,431	$11,868

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

STATEMENTS OF CASH FLOW

for the three-month periods ended March 31, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three-months ended March 31,
	2004	2003
Operating Activities:
Net loss	$(869)	$(123)
Adjustments to reconcile net loss to net cash used by operations:
Repricing of stock options	760	9
Depreciation	6	6
Loss on the sale of marketable securities	—	26
Changes in assets and liabilities:
Decrease in receivables, prepaid expenses and deposits	(114)	(18)
(Decrease) increase in accrued expenses	(31)	33

Net cash used by operations	(248)	(67)

Investing Activities:
Purchase of equipment	(8)	—
Sale of marketable securities	—	67

Net cash (used for) provided by investing activities	(8)	67

Financing Activities:
Proceeds from exercise of stock option	2	—

Net cash provided by financing activities	2	—

Decrease in cash and cash equivalents	(254)	—

Cash and cash equivalents:
Beginning of period	1,535	—

End of period	$1,281	$—

Supplemental disclosure of cash paid for:
Income taxes	$12	$—
Interest	—	—

The accompanying Notes are an integral part of these Financial Statements.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

FORWARD-LOOKING STATEMENTS

GIANT GROUP, LTD.’s (“Company” or “GIANT’) Form 10-Q for the first quarter ended March 31, 2004 contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, and projections about the business climate the Company operates in and the beliefs and assumptions of our management.

Forward-looking statements may be identified by words such as “believes”, “considers”, “expects”, “predicts” or “could”. Risks and uncertainties, many outside GIANT’s control, may cause actual results to differ materially from those discussed in forward-looking statements. These risks and uncertainties include, but are not limited to (1) availability of adequate working capital, (2) changing market value of investments, (3) outcome of litigation, (4) development and implementation of the business plan, including financing, for the development and sale of real property (see subsequent events Note 3) and (5) changes in federal or state tax laws.

GIANT is not under any obligation to revise or update any forward-looking statement.

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These results have been determined on the basis of generally accepted accounting principles and practices accepted in the United States of America applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-K (“2003 Annual Report”). The results are also supported by management’s use of assumptions, judgments and estimates.

In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position as of March 31, 2004 and the results of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations and comprehensive income (loss) for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited financial statements be read in conjunction with the Financial Statements and Notes in the 2003 Annual Report.

Certain reclassifications have been made to the prior periods’ unaudited financial statements to conform to the current period’s unaudited financial statement presentation.

Investment Company Act

The Company technically falls within the definition of an Investment Company under the Investment Company Act of 1940 (“Investment Act”). However, the Company is not engaged in the business of investing, re-investing or trading in securities. Therefore, on July 28, 2003, the Company filed an

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

application (“Application”) with the Securities and Exchange Commission (“SEC”) for a temporary order exempting GIANT from all the provisions of the Investment Act. On April 5, 2004, the SEC notified GIANT that it was unwilling to support the Company’s Application. On April 16, 2004, GIANT notified the SEC that it has withdrawn the Application.

Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The weighted average fair values of the options granted during the quarter ended March 31, 2004 and 2003 are $2.95 and $1.01. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: zero dividend yield; expected volatility of 52% and 34%, risk-free interest rate of 3.64 and 4.8% and expected lives of 60 months for both periods.

	March 31, 2004	March 31, 2003
Net loss, as reported	$(869)	$(123)

Deduct: Total stock-based compensation expense determined under the fair value method of accounting for awards granted during period, net of income tax effect	(8)	(3)

Net loss, pro-forma	$(877)	$(126)

Net Loss per share:
Basic and diluted loss per share, as reported	$(0.32)	$(0.05)
Basic and diluted loss per share, pro-forma	$(0.33)	$(0.05)

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

This option valuation model requires input of highly subjective assumptions. The Company’s employee and Director stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in management’s opinion, this existing model does not necessarily provide a reliable single measure of the fair value of its employee and Director stock options. Pro forma amounts presented here are based on actual earnings and consider only the effects of estimated fair values of stock options.

2.	Commitments and Contingencies

The Company is involved in three legal proceedings, which have been described in the Company’s 2003 Annual Report on Form 10-K. The following changes to these legal proceedings occurred during the three-months ended March 31, 2004:

Mittman, et al. vs. Rally’s Hamburgers, Inc., et al. (Civ. No.C-94-0039-L (CS))

None

GIANT GROUP, LTD., Plaintiff v. Glenn Sands; Arthur Andersen LLP; Richard Salute; L.H. Friend, Weinress, Frankson & Presson, LLC a/k/a L.H. Friend, Weinress, Frankson & Presson, Inc.; Greg Presson; Friedman, Alpren & Green, LLP and Harriett Greenberg, Defendants

On April 20, 2004, the Court denied the motions L.H. Friend and Greg Presson filed in December 2003, to stay this action pending the outcome of the California case. A trial date is scheduled for October 2004. Management is unable to predict the outcome of this matter.

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

L.H. Friend filed a Motion for Summary Judgment in the case on March 12, 2004. The Company responded on May 10, 2004 and argument is scheduled for May 26, 2004. The trial was to begin on June 30, 2004. However, at the request of the defendants’ counsel, the trial will begin on September 1, 2004. Management is unable to predict the outcome of this matter.

3.	Subsequent Event

The Company is negotiating to acquire two lots in Montana near Yellowstone National Park on which it intends to develop and resell. In conjunction with this negotiation, the Company will deliver approximately 435,000 shares of its ownership of the common stock of Checkers Drive-In Restaurants, Inc. to the seller of these two lots if purchased. The transaction is expected to close following such time as the Checkers shares to be delivered by the Company are registered for resale under the Securities Act. Additionally, the Company is also negotiating to acquire three lots in the vicinity of Yellowstone National Park for development and resale.

In conjunction with these expected transactions, the Company has entered into a letter of intent with a bank to obtain financing of approximately $8.0 million. This line will be secured by the Deed of Trust on the lots purchased and approximately 530,000 shares of Checkers Drive-In Restaurants. In addition, various bank covenants will have to be met by the Company. If consummated, this line will expire on June 1, 2006 and will bear interest at 6% per annum. A one year extension will be provided if all the loan terms have been satisfied.

The Company believes that it will no longer fall within the definition of an investment company under the Investment Act.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s Balance Sheets as of March 31, 2004 and December 31, 2003 and the Statements of Operations and Comprehensive Income and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (“Financial Statements”) which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related footnotes (“Notes”) are supported by accounting policies, which may include management’s use of assumptions, judgments and estimates (collectively “judgments”). Management bases their judgment on historical experience and on various other factors, which management believes is reasonable under the circumstances. On an ongoing basis, management evaluates its judgments related to revenue recognition and the appropriate carrying value of assets and liabilities. Actual results may differ materially from results reported in the Financial Statements and Notes, which are based on accounting policies.

Management considers the following accounting policies as critical in the preparation of the Financial Statements and Notes:

•	Recognition of other income, based on agreements and settlements of certain litigation, is recognized on a cash basis, due to the uncertainty of cash being received. If cash is received before the Company reports its financial results for the period, income is accrued.

•	The classification of marketable securities as available for sale.

•	The measurement of the allowance for deferred tax assets.

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

Results of Operations for the Three-Months Ended March 31, 2004 Versus March 31, 2003

EXPENSES

General and administrative expenses remained flat for the three months ended March 31, 2004 compared to the comparable period in 2003. No category of expenses increased more than $8.

A non-cash expense for the exchange of stock options to purchase shares of Common Stock increased $751 to $760 for the three months ended March 31, 2004 compared to $9 for the comparable period in 2003. This increase is primarily due to the increase in the Company’s stock price of $1.94 to $2.95 for the three months ended March 31, 2004 from $1.01 for the prior quarter.

Item 2.	Management’s discussion and analysis of financial condition and results of operations, continued

OTHER INCOME

Investment and other income remained flat for the three months ended March 31, 2004 compared to the prior period. The Company received $154 from Century for the current quarter compared to $175 from Glenn Sands to settle in full his obligation to the Company and recognized a loss on the sale of a marketable security of $26 in the comparable 2003 quarter.

Liquidity and Capital Resources

At March 31, 2004 and December 31, 2003, liquidity consisted primarily of cash, receivables and marketable securities, consisting of approximately 978,000 shares of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock. In addition, management believes that cash of approximately $870 and $780, respectively, may possibly be received over the next few years from the Bankruptcy Trustee and Century. The receipt of the cash by the Company is contingent upon the amount of cash received by the Bankruptcy Trustee and the amount of revenue received by Century related to the sale of Periscope products by Alarmex. The Company cannot influence the future events that will ultimately resolve these contingencies.

Liquidity increased $1,555 to $13,344 at March 31, 2004 from $11,789 at December 31, 2003. This increase resulted primarily from the appreciation of $1,701 related to the investment in Checkers common stock and receipt of $154 from Century offset by cash required for the payment of expenses and other costs.

The Company is negotiating to acquire two lots in Montana near Yellowstone National Park on which it intends to develop and resell. In conjunction with this negotiation, the Company will deliver approximately 435,000 shares of its ownership of the common stock of Checkers Drive-In Restaurants, Inc. to the seller of these two lots if purchased. The transaction is expected to close following such time as the Checkers shares to be delivered by the Company are registered for resale under the Securities Act. Additionally, the Company is also negotiating to acquire three lots in the vicinity of Yellowstone National Park for development and resale.

In conjunction with these expected transactions, the Company has entered into a letter of intent with a bank to obtain financing of approximately $8.0 million. This line will be secured by the Deed of Trust on the lots purchased and approximately 530,000 shares of Checkers Drive-In Restaurants. In addition, various bank covenants will have to be met by the Company. If consummated, this line will expire on June 1, 2006 and will bear interest at 6% per annum. A one year extension will be provided if all the loan terms have been satisfied.

The Company believes that it will no longer fall within the definition of an investment company under the Investment Act.

Management believes that the Company’s liquidity and its ability to obtain financing are sufficient for the Company to properly capitalize its current and future business operations, as well as its on-going operating expenses.

Off-balance Sheet Arrangements

The Company does not maintain any off-balance sheet transactions, arrangements, obligations with unconsolidated entities, except for operating leases, that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and qualitative disclosures about market risk

The Company’s primary financial instrument consists of its holdings of approximately 978,000 shares of Checkers common stock, representing 85% of the Company’s total liquidity at March 31, 2004. On April

23, 2004, the Company announced that it has entered into an agreement to acquire two lots in Montana near Yellowstone National Park in exchange for 435,000 shares of Checkers common stock.

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

The Company has not made any changes to its internal controls since the filing of its 2003 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal matters, see Note 2 of the Notes to Financial Statements on page 8 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 4, 1998, between GIANT, Acquisition Corp. and Periscope, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 11, 1998.

2.2

Amendment to Agreement and Plan of Merger, dated as of December 9, 1998, between GIANT, Acquisition Corp. and Periscope, incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 11, 1998.

No.	Description of Exhibit

2.3	Certificate of Merger dated December 11, 1998, incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K dated December 11, 1998.

2.4	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD., incorporated by reference to Exhibit 2.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003.

2.4.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD., incorporated by reference to Exhibit 2.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003.

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992.

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994, incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed March 28, 1995.

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996, incorporated by reference to Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7, 1996.

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996, incorporated by reference to exhibit 3.1.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29, 1996.

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 7, 1996.

4.1

Rights Agreement between the Company and Chase Mellon Shareholder Services, LLC (“Chase Mellon”) dated January 4, 1996, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 4, 1996.

No.	Description of Exhibit

10.1	GIANT GROUP, LTD. 1996 Employee Stock Option Plan, incorporated by reference to Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed April 7, 1997.

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed June 7,1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed on April 7, 1997.

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 29, 1999.

10.5	Warrant to Purchase Common Stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) dated November 22, 1996, incorporated by reference to Exhibit 4.3 to Checkers’ Current Report on Form 8-K dated November 22, 1996.

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Mr. Sands in their lawsuit, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2000.

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2000.

10.8	Peaceful Possession between Periscope, GIANT and Century dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

10.9	Release of GIANT from Century dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

10.11	Release from Century in favor of GIANT dated October 31, 2000, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 31, 2001.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

No.	Description of Exhibit

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with Company’s Form 10-Q for the fiscal quarter ended March 31, 2004.

(b)	Reports on Form 8-K:

In a report on Form 8-K filed March 3, 2004, the Company issued a press release, reporting that the litigation between GIANT, LH Friend, Gregory Presson and Robert Campbell will begin on June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD.—Registrant

By:	/s/ Pasquale A. Ambrogio
Vice President, Chief Financial Officer and Secretary

Date: May 14, 2004