Form 10-Q
period 2004-06-30
GIANT GROUP LTD
filed 2004-08-16
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Period: Second quarterly period ended June 30, 2004

Registrant: GIANT GROUP, LTD.

Address: 9440 Santa Monica Blvd. Suite 407

Beverly Hills, California 90210

Telephone number: (310) 273-5678

Commission File Number: 1-04323

I.R.S. Employer Identification Number: 23-0622690

State of Incorporation: Delaware

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The Registrant is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On August 13, 2004, the latest practicable date, 3,663,962 shares of $.01 par value common stock were outstanding.

Exhibit Index – Page 13

GIANT GROUP, LTD.

ITEM 1. FINANCIAL STATEMENTS

GIANT GROUP, LTD.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the three and six months ended June 30, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per common share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expenses:
General and administrative	$349	$296	$616	$559
Interest expense	39	—	39	—
Repricing of stock options	(782)	398	(22)	407

	(394)	694	633	966

Other income (expense)	3,100	94	3,258	243

Income (loss) from operations before income tax provision	3,494	(600)	2,625	(723)

Income tax provision	68	—	68	—

Net income (loss)	3,426	(600)	2,557	(723)

Other comprehensive income (loss), net of income tax:
Unrealized holding gains (losses) on marketable securities during period	(4,271)	5,608	(2,570)	5,155

Comprehensive income (loss)	$(845)	$5,008	$(13)	$4,432

Basic net income (loss) per common share	$1.25	$(0.22)	$0.93	$(0.27)

Diluted net income (loss) per common share	$0.94	$(0.22)	$0.70	$(0.27)

Basic weighted average common shares	2,746,000	2,728,000	2,739,000	2,728,000

Common stock equivalents	908,000	—	909,000	—

Diluted weighted average common shares	3,654,000	2,728,000	3,648,000	2,728,000

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

BALANCE SHEETS

at June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

(Dollars in thousands, except per common share amounts)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash	$926	$1,535
Receivables, prepaid expenses and deposits	259	121

Total current assets	1,185	1,656

Real estate held for resale	10,582	—
Marketable securities held as collateral (At June 30, 2004)	6,179	10,181
Furniture and equipment, net	26	31

Total assets	$17,972	$11,868

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$194	$166
Income taxes payable	44	93

Total current liabilities	238	259

Long-term debt	6,150	—

Total Liabilities	6,388	259

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 6,846,000 shares issued	69	69
Capital in excess of par value	37,090	37,102
Accumulated other comprehensive income - unrealized holding gains on marketable securities	4,392	6,962
Accumulated deficit	(1,117)	(3,674)

	40,434	40,459

Less 4,091,000 shares of Common Stock in treasury, at cost	(28,850)	(28,850)

Total stockholders’ equity	11,584	11,609

Total liabilities and stockholders’ equity	$17,972	$11,868

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

STATEMENT OF CASH FLOWS

for the six months ended June 30, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$2,557	$(723)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Repricing of stock options	(22)	407
Depreciation	13	13
(Gain) loss on the exchange or sale of marketable securities	(2,971)	22
Changes in assets and liabilities:
Increase in receivables, prepaid expenses and deposits	(138)	(16)
Increase in real estate held for resale	(10,582)	—
Increase (decrease) in accounts payable and accrued expenses	28	(29)
Decrease in income taxes payable	(49)	—

Net cash used for operating activities	(11,164)	(326)

Investing Activities:
Sales or exchange of marketable securities	4,403	363
Purchase of equipment	(8)	—

Net cash provided by investing activities	4,395	363

Financing Activities:
Proceeds from bank financing	6,150	—
Proceeds from stock options exercises	10	—

Net cash provided by financing activities	6,160	—

(Decrease) increase in cash	(609)	37

Cash and cash equivalents:
Beginning of period	1,535	—

End of period	$926	$37

Supplemental disclosure of cash paid for:
Income taxes	$127	$—
Interest	36	—

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

FORWARD-LOOKING STATEMENTS

GIANT GROUP, LTD.’s (“Company” or “GIANT’) Form 10-Q for the second quarter ended June 30, 2004 contains forward-looking statements regarding future events that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the business climate the Company operates in and the beliefs and assumptions of management.

Forward-looking statements may be identified by words such as “believes”, “considers”, “expects”, “predicts” or “could” and include, but are not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, anticipated market appreciation to be realized from our investment in the common stock of Checkers Drive-In Restaurants (“Checkers”), interest expense, ability to acquire and sell lots and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed in this and other Securities and Exchange (“SEC”) filings, reports and statements. These risks and uncertainties include local, regional and national economic and political conditions, the effects of governmental regulation, the competitive environment in which we operate, changes in land prices, the availability and cost of lots for future growth, the availability of capital and weather conditions. Many of these risks and uncertainties are outside of the Company’s control.

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

In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited financial statements be read in conjunction with the Financial Statements and Notes in the 2003 Annual Report. Certain reclassifications have been made to the prior periods’ unaudited financial statements to conform to the current period’s unaudited financial statement presentation.

In May 2004, Giant began acquiring lots in the yellowstone area of Montana for resale. The Company accumulates the carrying costs of the lots and unamortized loan fees in Real Estate Held for Resale. Loan fees are amortized over the original financing term of twenty-four months. The lots are now available for sale.

The Company acquired the lots by paying cash and exchanging a portion of its investment in Checkers common stock. GIANT’s remaining investment of 542,998 shares of Checkers shares is less than 40% of the Company’s total assets, exclusive of cash and government securities. Therefore, the Company no longer falls within the definition of an investment company under the 1940 Investment Company Act. In addition, this investment is approximately 4.7% of Checkers total common shares, based upon on 11,483,905 shares of common stock outstanding on August 10, 2004.

2. Business

On June 30, 2004 and July 27, 2004, respectively, 5 and 6 lots were available for resale.

The Company paid for the lots in cash, obtained approximately $7.5 million in long-term financing and by delivering 435,000 shares of its investment in Checkers common stock. Prior to delivery, all of the Company’s investment in

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

Checkers common stock was registered for resale under the Securities Act of 1933. As a result of this exchange, the Company recognized a book pre-tax gain of approximately $2.97 million.

The Company has obtained financing through a bank and private individual. The bank financing is secured by deeds of trust on five of the Company’s lots and the remaining shares of Checkers common stock. The financing from the private individual is secured by the deed of trust of one lot. The Company paid a commitment fee of $80 to the bank to obtain the financing, of which $1.9 million remains available for working capital. The interest rate currently ranges from 4 3/4% to 6% and may increase in the future. However, the outstanding loan balance may be prepaid at any time without penalties. The Company is subject to certain covenants, which consist of, but are not limited to, the maintenance of a minimum tangible net worth.

On August 10, 2004, based on the current interest rate and outstanding loan balance of $7.5 million, the Company expects to make the following payments of principal and interest:

Fiscal year ended December 31,	Principal	Interest	Total
2004	$—	$214	$214
2005	350	433	783
2006	6,450	202	6,652
2007	700	33	733

	$7,500	$882	$8,382

If the Company does not default on any of the covenants, GIANT has the right to defer the $6.1 million principal payment to 2007. As of the date of this filing, the Company is not in default of any covenants.

3. Stock Option Exchange and Pro Forma Disclosure

The Company records non-cash compensation expense for outstanding stock options, to purchase shares of the Company’s $.01 par value common stock (“Common Stock”), granted pursuant to the Company’s 2002 Stock Option Exchange plan. The calculation of the non-cash compensation expense is based on the number of outstanding stock options and the difference between the market price of the Company’s Common Stock and the option’s exercise price $.45 at the end of the reporting period.

For the six months ended June 30, 2004 and 2003, the calculation of non-cash compensation expense is based on 1,017,164 and 1,043,413 outstanding stock options and the closing market price of the Company’s Common Stock of $2.14 and $1.40, respectively.

For the six months ended June 30, 2004, options to purchase 22,500 shares of Common Stock were exercised by certain Company Directors and the Chief Financial Officer at a strike price of $.45. The Company received proceeds of $10. No options were exercised during the six months ended June 30, 2003.

Subsequent Event

On August 6, 2004, GIANT received cash of $404,820 as a result of the Chief Executive Officer’s exercise of his options to purchase 899,601 shares of Common Stock at a strike price of $.45.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

3. Stock Option Exchange and Pro Forma Disclosure (cont.)

If the non-cash compensation expense for all stock options awarded to employees and directors, excluding options granted pursuant to the Company’s 2002 Stock Option Exchange plan, had been determined consistent with FASB Statement No. 123, as amended by FASB Statement No. 148, net income (loss) and income (loss) per share for the following six month periods would have been increased to the following pro forma amounts:

	June 30, 2004	June 30, 2003
Net income (loss), as reported	$2,557	$(723)

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(31)	(27)

Pro forma net loss	$2,526	$(750)

Income (loss) per share:
Basic, as reported	$0.93	$(0.27)
Diluted, as reported	0.70	(0.27)

Basic, pro forma	0.92	(0.27)
Diluted, pro forma	0.69	(0.27)

The pro forma disclosure assumes (1) the use of the fair value method of accounting and (2) the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model, with an expected dividend yield of zero percent based on the history of no dividends paid to stockholders by the Company, with the following weighted-average assumptions:

Assumptions	June 30, 2004	June 30, 2003
Risk-free interest rates	3.7%	4.8%
Volatility	80.0%	102.0%
Expected lives in months	60	60

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

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

4. Other comprehensive income (loss)

Other comprehensive income (loss), net of income tax for the three and six-months ended June 30, 2004 consists of the following:

Description	3 months ended June 30, 2004	6 months ended June 30, 2004
Unrealized holding gain (loss) on marketable securities during period	(1,300)	401
Less: reclassification adjustment for gain included in net income	(2,971)	(2,971)

	$(4,271)	$(2,570)

5. Other Income

Other income for the six-months ended June 30, 2004 and 2003 consists of the following:

Description	June 30, 2004	June 30, 2003
Realized gain (loss) on the exchange/sale of marketable securities	$2,971	$(22)
Glenn Sands final settlement	—	175
Century payment	282	89
Interest income	5	1

	$3,258	$243

6. Commitments and Contingencies

The Company is involved in three legal proceedings which have been described in the Company’s 2003 Annual Report. There have been no material changes to these legal proceedings during the six months ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s Balance Sheets as of June 30, 2004 and December 31, 2003 and the Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (“Financial Statements”) which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related footnotes (“Notes”) are supported by accounting policies, which may include management’s use of assumptions, judgments and estimates (collectively “judgments”).

In the ordinary course of doing business, judgments are made that effect decisions on how to operate and report amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, capitalization of costs and provisions for litigation and income taxes. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, estimates are evaluated and adjusted based on the information currently available. Actual results may differ materially the amounts reported based on these judgements.

Management considers the following accounting policies as critical in the preparation of the Financial Statements and Notes.

Valuation of Lots

The lots are currently available for sale, however, the costs of the lots are classified as long-term until the expected time period to sell the lots can be determined.

Real estate held for resale includes acquisition costs, real estate taxes and other costs and unamortized loan fees, which are amortized over the original financing term of twenty-four months. Real estate held for resale is stated at the lower of cost or fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the profitability of a lot deteriorates, the sales price declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the lot would be evaluated in accordance with the guidelines of SFAS 144. If this evaluation indicates that an impairment loss should be recognized, cost of sales would include the estimated impairment loss in the period the impairment was determined.

Revenue Recognition

Revenue and cost of sales are recorded at the time the lot is closed, title and possession are transferred to the buyer and the proceeds are received.

Recognition of other income, based on agreements and settlements of certain litigation, is generally recognized upon the receipt of cash, due to the uncertainty of cash being received. However, if cash is received by the Company in the subsequent period but prior to filing, the appropriate income would be accrued.

Results of Operations for the Three Months Ended June 30, 2004 Versus June 30, 2003

EXPENSES decreased $1,088 resulting in a credit to expenses of $394 for the three months ended June 30, 2004 (“2004 period”) compared to an expense of $694 for the three months ended June 30, 2003 (“2003 period”).

General and administrative expenses increased $53 to $349 for the 2004 period compared to $296 for the 2003 period. In the 2004 period, no expense increased or decreased more than $16. The increase in expenses resulted primarily from higher franchise tax related to higher asset values expected at December 31, 2004 resulting from the Company’s new business and because of an underaccrual of expense for the year ended December 31, 2003. In addition, interest, travel and related expenses increased due to the purchase of the lots.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts) (cont.)

Interest expense of $39 for the 2004 period includes interest paid and the amortization of loan fees related to the lots.

Expense for repricing of stock options (“repricing”) decreased $1,180 to a credit of $782 for the 2004 period compared to an expense of $398 for the 2003 period.

For the three months ended June 30, 2004, an adjustment to expense for repricing of $782 reduced the cumulative expense at June 30, 2004 to $1,808 from $2,590 at March 31, 2004. This resulted primarily from a decrease of $.81 in the market price of Common Stock to $2.14 at June 30, 2004 from $2.95 at March 31, 2004.

For the three months ended June 30, 2003, an adjustment to expense for repricing of $398 increased the cumulative expense at June 30, 2003 to $991 from $593 at March 31, 2003. This resulted primarily from an increase of $.39 in the market price of Common Stock to $1.40 at June 30, 2003 from $1.01 at March 31, 2003.

OTHER INCOME:

Description	2004 period	2003 period
Realized gain (loss) on the exchange/sale of marketable securities	$2,971	$4
Century payment	127	90
Interest income	2	—

	$3,100	$94

Results of Operations for the Six Months Ended June 30, 2004 Versus June 30, 2003

EXPENSES decreased $333 to $633 for the six months ended June 30, 2004 (“2004 period”) from $966 for the six months ended June 30, 2003 (“2003 period”).

General and administrative expenses increased $57 to $616 for the 2004 period compared to $559 for the 2003 period. In the 2004 period, no expense increased or decreased more than $20. The increase in expenses resulted primarily from higher franchise tax related to higher asset values expected at December 31, 2004 resulting from the Company’s new business and because of an underaccrual of expense for the year ended December 31, 2003. In addition, interest, travel and related expenses increased due to the purchase of the lots.

Expense for repricing of stock options (“repricing”) decreased $429 to a credit of $22 for the 2004 period compared to an expense of $407 for the 2003 period.

For the six months ended June 30, 2004, an adjustment to expense for repricing of $22 reduced the cumulative expense at June 30, 2004 to $1,808 from $1,830 at December 31, 2003. This resulted primarily from a decrease of $.07 in the market price of Common Stock to $2.14 at June 30, 2004 from $2.21 at December 31, 2003.

For the six months ended June 30, 2003, an adjustment to expense for repricing of $407 increasing the cumulative expense at June 30, 2003 to $991 from $584 at December 31, 2002. This resulted primarily from an increase of $.40 in the market price of Common Stock to $1.40 from $1.00 at December 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts) (cont.)

OTHER INCOME:

Description	2004 period	2003 period
Realized gain (loss) on the exchange/sale of marketable securities	$2,971	$(22)
Glenn Sands final settlement	—	175
Century payment	282	89
Interest income	5	1

	$3,258	$243

INCOME TAX PROVISION for the six months ended June 30, 2004 was $68 compared to $0 for the 2003 period. This expense is based on the federal and state alternative minimum tax rates. Management believes these rates are appropriate because of the tax benefit the Company expects to receive in 2004 due to the realization of a portion of the Company’s deferred tax assets.

Liquidity and Capital Resources

The Company’s operations, which began in May 2004, will be funded primarily by cash and the Company’s $8 million financing facility. In addition, the sale of the lots will also provide funding; however, the timing and the amount of funding that the Company will receive cannot be determined at this time. Secondary sources of financing may include funds that may be received over the next few years from the Bankruptcy Trustee and Century and the investment in 542,998 shares of Checkers common stock held by the bank as collateral. If the Company chooses to sell any or all of the shares, some of the proceeds received by GIANT would be used to reduce the amount of the loan owed to the bank.

At June 30, 2004, the Company has cash of $926 and may borrow approximately $1,850. At June 30, 2004, management believes that cash of approximately $870 and $626, respectively, may be received over the next couple of years from the Bankruptcy Trustee and Century. The receipt of the cash by the Company is contingent upon the amount of cash received by the Bankruptcy Trustee and the amount of revenue received by Century related to the sale of Periscope products by Alarmex. The Company cannot influence the future events that will ultimately resolve these contingencies. In July 2004, the Company was notified by Century that GIANT would not receive any further payments. As of the date of the letter, the Company has not received $3 million in payments, which was the amount the parties agreed to. The Company is requesting an explanation from Century which when received, will determine any further action GIANT will take. At June 30, 2004, the market value of the Company’s investment in Checker’s common stock is $6,179. The amount of proceeds the Company would receive would be determined on the date of sale based on the sale price, number of shares sold and the amount of the loan owed to the bank.

Management believes that the Company’s current liquidity and its ability to obtain financing are sufficient for the Company to properly capitalize its current and future business operations, as well as its on-going operating expenses.

Off-balance Sheet Arrangements

The Company does not maintain any off-balance sheet transactions or arrangements that are likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates and the market price of the investment in Checkers common stock.

For the Company’s fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. The Company’s fixed rate debt maybe prepaid at any time without penalty. The Company believes interest rate risk and changes in fair market value should not have a significant impact on the outstanding fixed-rate debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont.)

At June 30, 2004, the debt obligation of $6,150 is due to be paid on June 1, 2006. The weighted-average interest rate approximates the stated rate of 6% and estimated fair value of the debt obligation approximates the recorded value of the debt obligation.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures by Burt Sugarman, the Company’s Chief Executive Officer and Pasquale A. Ambrogio, the Company’s Chief Financial Officer, as of the period ended June 30, 2004, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified by the SEC’s rules and forms.

The Company has not made any changes to its internal controls since the filing of Form 10-Q for the quarterly period ended March 31, 2004. In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the period ended June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal matters, see note 6 of the notes to financial statements on page 9 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Description
2.1	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD. (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

2.1.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD. (filed as Exhibit 2.4.1 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company’s Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2	GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT, Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

Number	Description of Exhibit

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8	Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer dated August 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act of 1934 pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer dated August 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(b) For the second quarter ended June 30, 2004, the Company filed the following reports on Form 8-K:

On April 23 2004, the Company reported an agreement for the exchange of 435,000 shares of Checkers common stock for Montana real property.

On April 26, 2004, the Company reported that the starting date for litigation between GIANT, LH Friend, Gregory Presson and Robert Campbell was changed from June 30, 2004 to September 1, 2004.

On June 10, 2004, the Company reported the completion of the exchange of 435,000 shares of Checkers common stock for two lots.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

By:	/s/ Pasquale A. Ambrogio
Vice President and Chief Financial Officer

Date:	August 13, 2004