Form 10-Q
period 2004-09-30
GIANT GROUP LTD
filed 2004-11-15
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Period: Third quarterly period ended September 30, 2004

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

On November 12, 2004, the latest practicable date, 3,348,962 shares of $.01 par value common stock were outstanding.

Exhibit Index – Page 16

GIANT GROUP, LTD.

ITEM 1.	FINANCIAL STATEMENTS

GIANT GROUP, LTD.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the three and nine months ended September 30, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per common share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expenses:
General and administrative	$268	$293	$884	$852
Interest expense	4	1	43	1
Repricing of stock options	(476)	360	(498)	767

	(204)	654	429	1,620
Other income	380	258	3,638	501

Income (loss) from operations before income tax provision	584	(396)	3,209	(1,119)
Income tax provision	(44)	—	24	—

Net income (loss)	628	(396)	3,185	(1,119)
Other comprehensive income (loss), net of income tax:
Unrealized holding gains (losses) on marketable securities during period	(308)	(2,291)	(2,878)	2,864

Comprehensive income (loss)	$320	$(2,687)	$307	$1,745

Basic net income (loss) per common share	$0.20	$(0.14)	$1.11	$(0.41)

Diluted net income (loss) per common share	$0.19	$(0.14)	$1.06	$(0.41)

Basic weighted average common shares outstanding	3,156,000	2,732,000	2,872,000	2,729,000
Common stock equivalents	120,000	—	134,000	—

Diluted weighted average common shares outstanding	3,276,000	2,732,000	3,006,000	2,729,000

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

BALANCE SHEETS

at September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

(Dollars in thousands, except per common share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$246	$1,535
Receivables, prepaid expenses and deposits	163	121

Total current assets	409	1,656
Real estate held for resale	12,961	—
Marketable securities held as collateral (September 30, 2004)	5,673	10,181
Furniture and equipment, net	20	31

Total assets	$19,101	$11,868

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$204	$166
Income taxes payable	29	93
Current portion of real estate financing	350	—

Total current liabilities	583	259
Real estate financing, less current portion	7,200	—

Total Liabilities	7,783	259

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 7,790,000 shares issued	78	69
Capital in excess of par value	37,034	37,102
Accumulated other comprehensive income - unrealized holding gains on marketable securities	4,084	6,962
Accumulated deficit	(589)	(3,674)

	40,745	40,459
Less 4,441,000 shares of Common Stock in treasury, at cost	(29,427)	(28,850)

Total stockholders’ equity	11,318	11,609

Total liabilities and stockholders’ equity	$19,101	$11,868

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$3,185	$(1,119)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Repricing of stock options	(498)	767
Depreciation	19	20
Gain on the exchange or sale of marketable securities	(3,350)	(5)
Changes in assets and liabilities:
Increase in receivables, prepaid expenses and deposits	(42)	(22)
Increase in real estate held for resale	8,559	—
Increase (decrease) in accounts payable and accrued expenses	38	(31)
Decrease in income taxes payable	(64)	—

Net cash used for operating activities	(9,271)	(390)

Investing Activities:
Sales or exchange of marketable securities	—	532
Purchase of equipment	(8)	(4)

Net cash provided by investing activities	(8)	528

Financing Activities:
Proceeds from bank financing	7,550	—
Proceeds from stock options exercises	440	2

Net cash provided by financing activities	7,990	2

(Decrease) increase in cash	(1,289)	140
Cash and cash equivalents:
Beginning of period	1,535	—

End of period	$246	$140

Supplemental disclosure of cash paid for:
Income taxes	$127	$—
Interest	$133	$1
Noncash investing activity:
Exchanged Checkers common stock for real estate held for resale	$4,402	$—
Cost of 435,000 shares of Checkers common stock exchanged	1,432

Gain on exchange	$2,970	$—

Received 350,000 shares of GIANT common stock in exchange for Checkers common stock	$578	$—
Cost of 60,226 shares of Checkers common stock	198

Gain on exchange	$380	$—

Income tax benefit due to director/employee exercise of non-qualified stock option	$1,257	$22

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

FORWARD-LOOKING STATEMENTS

GIANT GROUP, LTD.’s (“Company” or “GIANT’) Form 10-Q for the third quarter ended September 30, 2004 contains forward-looking statements regarding future events that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the business climate the Company operates in and the beliefs and assumptions of management.

Forward-looking statements may be identified by words such as “believes”, “considers”, “expects”, “predicts” or “could” and include, but are not limited to, statements concerning anticipated operating results, ability to obtain financial resources, changes in revenues, changes in profitability, expected market appreciation to be realized from our investment in the common stock of Checkers Drive-In Restaurants (“Checkers”), interest expense, and the ability to acquire and sell lots. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed in this and other Securities and Exchange (“SEC”) filings, reports and statements. These risks and uncertainties include local, regional and national economic and political conditions, the effects of governmental regulation, the competitive environment in which we operate, changes in land prices, the availability and cost of lots for future growth, the availability of capital and weather conditions. Many of these risks and uncertainties are outside of the Company’s control.

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

In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine-month periods ended September 30, 2004 and 2003 and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited financial statements be read in conjunction with the Financial Statements and Notes in the 2003 Annual Report. Certain reclassifications have been made to the prior periods’ unaudited financial statements to conform to the current period’s unaudited financial statement presentation.

Prior to May 2004, the Company technically fell within the definition of an Investment Company under the Investment Company Act of 1940 (“Investment Act”). However, the Company was not engaged in the business of investing, re-investing or trading in securities. Therefore, on July 28, 2003, the Company filed an application for a temporary order exempting GIANT from all the provisions of the Investment Act. On April 5, 2004, the SEC notified GIANT that it was unwilling to support the Company’s application. On April 16, 2004, GIANT notified the SEC that it had withdrawn the Application.

In May 2004, Giant began acquiring lots in the Yellowstone area of Montana for resale in exchange for cash and shares of its investment in Checkers common stock. Following the acquisition of the lots,

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

GIANT’s remaining investment of 482,773 shares of Checkers common stock in May 2004 was less than 40% of the Company’s total assets, exclusive of cash and government securities. Therefore, the Company no longer falls within the definition of an investment company under the 1940 Investment Company Act.

2.	Business

On September 30, 2004, the Company owned 6 lots which are available for resale.

The Company paid for the lots with a combination of cash and approximately $7,550 in long-term financing and by delivering 435,000 shares of its investment in Checkers common stock. Prior to delivery, all of the Company’s investment in Checkers common stock was registered for resale under the Securities Act of 1933. As a result of the disposition of the 435,000 shares of Checkers common stock, the Company realized a book pre-tax gain of approximately $2.97 million.

Real estate held for resale includes costs to acquire and to prepare the lots for resale. In addition, real estate held for resale includes interest and real estate taxes if incurred during the periods in which activities necessary to prepare the lots for sale are in progress. Loans fees are amortized over the original financing term of twenty-four months and are included in interest expense. Costs that do not directly relate to a specific lot are charged to expense as incurred. As of September 30, 2004, real estate held for resale included approximately $155 of capitalized interest.

The lots are currently available for resale; however, the costs of the lots are classified as long-term until the expected time period to sell the lots can be reasonably determined. Because the lots are considered long-lived assets, management evaluates the property in accordance with the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If this evaluation indicates that an impairment loss should be recognized, a charge for the estimated impairment loss in the period determined is recorded and the carrying value of the lot is reduced by the value management believes is not recoverable.

Revenue and cost of sales are recorded at the time each lot is closed and title and possession are transferred to the buyer. Costs incurred to sell the lots are capitalized if the costs are directly associated with the lot sale.

The Company has obtained financing through a regional bank and a private individual. The bank financing is secured by deeds of trust on five of the Company’s lots and the remaining shares of Checkers common stock. The financing from the private individual is secured by the deed of trust on the lot purchased. The Company paid a commitment fee of $80 to the regional bank to obtain the financing. The interest rate currently ranges from 4¾% to 6% and may increase in the future. However, the outstanding loan balance may be prepaid at any time without penalties. The Company is subject to certain covenants, which consist of, but are not limited to, the maintenance of a minimum tangible net worth. At September 30, 2004, $1,850 is available for working capital.

On August 18, 2004, the Company, with the approval of the Board of Directors, exchanged 60,226 shares of its investment in Checkers common stock for 350,000 shares of its $.01 par value common stock (“Common Stock”). The Company recognized a book gain of $380 based on the closing market price of its Common Stock of $1.65.

Subsequent Events

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

During the fourth quarter, the Company sold a total of approximately 127,000 shares of Checkers common stock and recognized a book gain of approximately $1.1 million. The Company’s long-term financing was reduced by the total net proceeds of approximately $1.5 million.

On October 18, 2004, the Company and the regional bank agreed to reduce the original line from $8 million to $7 million. All other terms and conditions remain the same.

On October 27, 2004, the Company purchased a lot for resale for approximately $2.6 million. The Company paid cash of $1.6 million provided by its long-term financing facility. In addition, the seller provided financing, secured by the deed of trust, for $1 million payable in full plus interest at 5% per annum on December 16, 2005.

On November 4, 2004, the Company sold a lot at a gross price of approximately $1.6 million and recognized income before taxes of approximately $576. The Company is primarily reducing its long-term financing with the net cash proceeds of approximately $1.5 million from the sale.

As of November 12, 2004, the Company expects to make the following payments of principal and interest:

Fiscal year ended December 31,	Principal	Interest	Total
2004	$—	$205	$205
2005	1,350	375	1,725
2006	5,105	170	5,275
2007	700	35	735

	$7,155	$785	$7,940

As of the date of this filing, the Company is not in default of any covenants.

3.	Reverse Stock Split

On September 9, 2004, the Company announced that its Board of Directors unanimously approved a 1 for 300 reverse stock split, subject to stockholder approval. Upon consummation of the reverse stock split, each 300 shares of common stock held by a stockholder will be converted into one share. Fractional shares will be converted into cash based on a value of $1.85 per pre-split share, which represents a 19.4% premium over the September 8, 2004 closing trading price, a 21.7% premium over the average closing trading price for the last ten days prior to September 8, 2004 and a 37.0% premium over the average closing trading price over the last five years. The reverse stock split will result in GIANT having fewer than 300 stockholders, thereby enabling GIANT to cease its reporting obligations under the Securities Exchange Act of 1934 and become a private company. Giant intends to terminate its registration under the Securities Exchange Act of 1934 and continue its operations as a non-reporting private company.

The accompanying financial statements have not been retroactively restated to reflect the effects of the reverse stock split (“split”) on net income (loss) or on equity because the split is subject to stockholders’ approval.

4.	Stock Option Exchange and Pro Forma Disclosure

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

The Company records non-cash compensation expense for stock options, to purchase shares of Common Stock, granted pursuant to the Company’s 2002 Stock Option Exchange plan. The calculation of the non-cash compensation expense for outstanding stock options is based on the number of outstanding stock options multiplied by the difference between the market price of the Company’s Common Stock at the end of the reporting period and the option’s exercise price of $.45. The calculation of the non-cash compensation expense for options exercised or expired is based on the number of stock options exercised or expired and the difference between the market price of the Common Stock on the date the option was exercised or expired and the option’s exercise price of $.45. At September 30, 2004, approximately 99,000 options remain outstanding.

If the non-cash compensation expense for all stock options awarded to employees and directors, excluding options granted pursuant to the Company’s 2002 Stock Option Exchange plan, had been determined consistent with FASB Statement No. 123, as amended by FASB Statement No. 148, net income (loss) and income (loss) per share for the following nine month periods would have been increased to the following pro forma amounts:

	September 30, 2004	September 30, 2003
Net income (loss), as reported	$3,185	$(1,119)
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(20)	(30)

Pro forma net income (loss)	$3,165	$(1,149)

Income (loss) per share:
Basic, as reported	$1.11	$(0.41)
Diluted, as reported	1.06	(0.41)
Basic, pro forma	1.10	(0.41)
Diluted, pro forma	1.05	(0.41)

The pro forma disclosure assumes (1) the use of the fair value method of accounting and (2) the fair value of each option is estimated on the grant date using the Black-Scholes option pricing model, with an expected dividend yield of zero percent based on the history of no dividends paid to stockholders by the Company, with the following weighted-average assumptions:

Assumptions	September 30, 2004	September 30, 2003
Risk-free interest rates	3.7%	4.8%
Volatility	80.0%	102.0%
Expected lives in months	60	60

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

For the nine months ended September 30, 2004 and 2003, options to purchase approximately 967,000 and 22,000 shares of Common Stock were exercised with the Company receiving proceeds of $440 and $2, respectively.

5.	Other comprehensive income (loss)

Other comprehensive income (loss), net of income tax for the three and nine-months ended September 30, 2004 consists of the following:

Description	3 months ended September 30, 2004	9 months ended September 30, 2004
Unrealized holding gain on marketable securities during period	$72	$472
Less: reclassification adjustment for gain included in net income	(380)	(3,350)

	$(308)	$(2,878)

6.	Other Income

Other income for the nine-months ended September 30, 2004 and 2003 consists of the following:

Description	September 30, 2004	September 30, 2003
Realized gain on the exchange/sale of marketable securities	$3,350	$5
Glenn Sands final settlement	—	175
Century payment	282	142
Trustee	—	177
Interest income	6	2

	$3,638	$501

7.	Commitments and Contingencies

GIANT GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per common share amounts)

The Company is involved in three legal proceedings, which have been described in the Company’s 2003 Annual Report. The following material changes to these legal proceedings have occurred during the nine months ended September 30, 2004:

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

The trial, which was set to begin on September 1, 2004, has been postponed pending the outcome of a mandatory settlement conference scheduled for November 12, 2004. No settlement was reached at this conference, therefore, a trial has been scheduled to begin on February 8, 2005 in Superior Court, Santa Monica, California. Shortly thereafter, it is anticipated that a trail date involving the same parties will be scheduled in New York.

Management is unable to predict the outcome of this matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s Balance Sheets as of September 30, 2004 and December 31, 2003 and the Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (“Financial Statements”) which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related footnotes (“Notes”) are supported by accounting policies, which may include management’s use of assumptions, judgments and estimates (collectively “judgments”).

In the ordinary course of doing business, judgments are made that affects decisions on how to operate and report amounts of assets, liabilities, revenues and expenses. These judgments include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, capitalization of costs and provisions for litigation and income taxes. Judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, judgments are evaluated and adjusted based on the information currently available. Actual results may differ materially from the amounts reported based on these judgments.

Management considers the following accounting policies as critical in the preparation of the Financial Statements and Notes.

Real estate held for resale

Real estate held for resale includes costs to acquire and to prepare the lots for sale. In addition, real estate held for resale includes interest and real estate taxes if incurred during the periods in which activities necessary to prepare the lots for sale are in progress. Loans fees are amortized over the original financing term of twenty-four months and are included in interest expense. Costs that do not directly relate to a specific lot are charged to expense as incurred.

The lots are currently available for resale; however, the costs of the lots are classified as long-term until the expected time period to sell the lots can be reasonably determined. Because the lots are considered long-lived assets, management evaluates the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, a charge for the estimated impairment loss in the period determined is recorded and the carrying value of the lot is reduced by the value management believes is not recoverable.

Revenue Recognition

Revenue and cost of sales are recorded at the time each lot is closed and title and possession are transferred to the buyer. Costs incurred to sell the lots are capitalized if the costs are directly associated with the lot sale.

Recognition of other income, based on agreements and settlements of certain litigation, is generally recognized upon the receipt of cash, due to the uncertainty of cash being received. However, if the Company receives cash in the subsequent period but prior to filing, the appropriate income would be accrued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

Results of Operations for the Three Months Ended September 30, 2004 Versus September 30, 2003

EXPENSES for the three months ended September 30, 2004 (“2004 period”) decreased $858 to a credit of $204 compared to $654 for the three months ended September 30, 2003 (“2003 period”).

General and administrative expenses decreased $25 to $268 for the 2004 period compared to $293 for the 2003 period. In the 2004 period, the decrease in legal fees of $65 due to the Arthur Andersen settlement in December 2003 and the delay of the case against LH Friend, Presson and Campbell more than offset increases due to the premium of $21 for Director & Officer liability insurance coverage which was reinstated in May 2004 and higher travel expenses of $26 for the start-up of the Company’s new business.

Interest expense of $4 for the 2004 period related to the Company’s 2003 Federal and State liabilities. For the 2004 period, interest related to the lots were capitalized because the Company was preparing the lots for resale.

Expense for repricing of stock options (“repricing”) decreased $836 to a credit of $476 for the 2004 period compared to an expense of $360 for the 2003 period. During the 2004 period, approximately 944,000 options were exercised at prices lower than the closing market price of the quarter ended June 30, 2004.

OTHER INCOME:

Description	2004 period	2003 period
Realized gain on the exchange/sale of marketable securities	$380	$27
Century payment	—	231

	$380	$258

Results of Operations for the Nine Months Ended September 30, 2004 Versus September 30, 2003

EXPENSES decreased $1,191 to $429 for the nine months ended September 30, 2004 (“2004 period”) from $1,620 for the nine months ended September 30, 2003 (“2003 period”).

General and administrative expenses increased $32 to $884 for the 2004 period compared to $852 for the 2003 period.

In the 2004 period, increases in expenses resulted from the premium of $36 for Director & Officer liability insurance coverage which was reinstated in May 2004 and higher travel expenses of $28 and audit fees of $20 for the start-up of the Company’s new business and higher Delaware franchise taxes of $20. These increases were offset by lower legal fees of $67 due to the Arthur Andersen settlement in December 2003 and the delay of the case against LH Friend, Presson and Campbell.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

Expense for repricing of stock options (“repricing”) decreased $1,265 to a credit of $498 for the 2004 period compared to an expense of $767 for the 2003 period. During the 2004 period, approximately 944,000 options were exercised at prices lower than the closing market price of the quarter ended June 30, 2004.

For the 2004 period, interest related to financing of the lots during the second quarter of 2004 and the Company’s 2003 Federal and State income tax liabilities.

OTHER INCOME:

Description	2004 period	2003 period
Realized gain on the exchange/sale of marketable securities	$3,350	$5
Glenn Sands final settlement	—	175
Century payment	282	142
Trustee	—	177
Interest income	6	2

	$3,638	$501

INCOME TAX PROVISION for the nine months ended September 30, 2004 was $24 compared to $0 for the 2003 period. This expense is based on the federal and state alternative minimum tax rates. Management believes these rates are appropriate because of the tax benefit the Company expects to receive in 2004 due to the realization of a portion of the Company’s deferred tax assets, related to the sale of Checker stock.

Liquidity and Capital Resources

Liquidity for the Company’s operations, which began in May 2004, are provided primarily by cash in banks and the Company’s $8 million financing facility. In addition, the sale of the lots will also provide liquidity; however, the timing and the amount of cash that the Company will receive cannot be determined at this time. Secondary sources of liquidity may include cash received over the next few years from the Bankruptcy Trustee and from the sale of the Company’s investment in shares of Checkers common stock, held by the bank as collateral. If the Company chooses to sell any or all of the shares, some of the proceeds received by GIANT would be used to reduce the amount of the loan owed to the bank. The Company’s other source of liquidity was payments received from Century. However, the Company has been in discussions with Century as to the remaining balance, if any, to be received by the Company.

At September 30, 2004, the Company has cash of $246, could borrow up to $1,850 and the market value of the Company’s investment in approximately 483,000 Checker’s common stock is approximately $5,673.

Subsequent Events

During the fourth quarter, the Company sold a total of approximately 127,000 shares of Checkers common stock and recognized a book gain of approximately $1.1 million. The Company’s long-term financing was reduced by the total net proceeds of approximately $1.5 million.

On October 18, 2004, the Company and the regional bank agreed to reduce the original line from $8 million to $7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except common share and per common share amounts)

On October 27, 2004, the Company purchased a lot for resale for approximately $2.6 million. The Company paid cash of $1.6 million provided by its long-term financing facility. In addition, the seller provided financing, secured by the deed of trust, for $1 million payable in full plus interest at 5% on December 16, 2005.

On November 4, 2004, the Company sold a lot at a gross price of approximately $1.6 million and recognized income before taxes of approximately $576. The Company is primarily reducing its long-term financing with the net cash proceeds of approximately $1.5 million from the sale.

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

For the Company’s fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the earnings or cash flow. The Company’s fixed rate debt maybe prepaid at any time without penalty. The Company believes interest rate risk and changes in fair market value should not have a significant impact on the outstanding fixed-rate debt.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal matters, see note 7 of the notes to financial statements on page 11 of this Form 10-Q and Item 3 “Legal Proceedings” as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Description
2.1	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD. (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

2.1.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD. (filed as Exhibit 2.4.1 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

Number	Description

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company’s Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2	GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

Number	Description

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8	Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer dated November, 2004 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act of 1934 pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer dated August 14, 2003 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

(b) For the third quarter ended September 30, 2004, the Company filed the following reports on Form 8-K:

On August 18, 2004, Giant has been made aware of rumors that it might be developing land in Whitefish, Montana. Giant has no intention of doing this.

On September 9, 2004, the Company issued a press release announcing the approval by the Board of Directors of a 1-300 reverse stock split, subject to stockholder approval.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIANT GROUP, LTD. - Registrant

By:	/s/ PASQUALE A. AMBROGIO
Vice President and Chief Financial Officer

Date: November 12, 2004