Form 10-Q/A
period 2004-09-30
GIANT GROUP LTD
filed 2004-11-18
CIK 41296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Exhibit Index – Page 16

GIANT GROUP, LTD.

INDEX

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend information in the following items because of errors made during the edgarization of GIANT’s Form 10-Q for the quarterly period ended September 30, 2004:

Part II, Item 6 - Exhibits: Exhibits 32.1 and 32.2 have been amended to include certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the filing of the Company’s Form 10-Q for the quarterly period ended September 30, 2004.

Part 1, Item 1 - Financial Statements: on the Balance Sheet, amounts reported for line items for total assets, accumulated deficit and total liabilities and stockholders’ equity have been corrected.

The Company made wording changes throughout this Form 10-Q/A; however, no additional information as a result of these changes has been reported. This Form 10-Q/A continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date.

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

(Dollars in thousands, except per common share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$246	$1,535
Receivables, prepaid expenses and deposits	163	121

Total current assets	409	1,656
Real estate held for resale	12,961	—
Marketable securities held as collateral (September 30, 2004)	5,673	10,181
Furniture and equipment, net	20	31

Total assets	$19,063	$11,868

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$204	$166
Income taxes payable	29	93
Current portion of real estate financing	350	—

Total current liabilities	583	259
Real estate financing, less current portion	7,200	—

Total Liabilities	7,783	259

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 2,000,000 shares, none issued	—	—
Class A common stock, $.01 par value; authorized 5,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 12,500,000 shares, 7,790,000 shares issued	78	69
Capital in excess of par value	37,034	37,102
Accumulated other comprehensive income - unrealized holding gains on marketable securities	4,084	6,962
Accumulated deficit	(489)	(3,674)

	40,707	40,459
Less 4,441,000 and 4,091,000 shares of Common Stock in treasury at cost as of September 30, 2004 and December 31, 2003, respectively	(29,427)	(28,850)

Total stockholders’ equity	11,280	11,609

Total liabilities and stockholders’ equity	$19,063	$11,868

The accompanying notes are an integral part of these financial statements.

GIANT GROUP, LTD.

STATEMENT OF CASH FLOWS

for the nine months ended September 30, 2004 and 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$3,185	$(1,119)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Repricing of stock options	(498)	767
Depreciation	19	20
Gain on the exchange or sale of marketable securities	(3,350)	(5)
Changes in assets and liabilities:
Increase in receivables, prepaid expenses and deposits	(42)	(22)
Increase in real estate held for resale	(8,559)	—
Increase (decrease) in accounts payable and accrued expenses	38	(31)
Decrease in income taxes payable	(64)	—

Net cash used for operating activities	(9,271)	(390)

Investing Activities:
Sales or exchange of marketable securities	—	532
Purchase of equipment	(8)	(4)

Net cash provided by investing activities	(8)	528

Financing Activities:
Proceeds from bank financing	7,550	—
Proceeds from stock options exercises	440	2

Net cash provided by financing activities	7,990	2

(Decrease) increase in cash	(1,289)	140
Cash and cash equivalents:
Beginning of period	1,535	—

End of period	$246	$140

Supplemental disclosure of cash paid for:
Income taxes	$127	$—
Interest	$133	$1
Noncash investing activity:
Exchanged Checkers common stock for real estate held for resale	$4,402	$—
Cost of 435,000 shares of Checkers common stock exchanged	1,432

Gain on exchange	$2,970	$—

Received 350,000 shares of GIANT common stock in exchange for Checkers common stock	$578	$—
Cost of 60,226 shares of Checkers common stock	198

Gain on exchange	$380	$—

Income tax benefit due to director/employee exercise of non-qualified stock option	$1,257	$22

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

In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. It is suggested that the accompanying unaudited financial statements be read in conjunction with the Financial Statements and Notes in the 2003 Annual Report. Certain reclassifications have been made to the prior periods’ unaudited financial statements to conform to the current period’s unaudited financial statement presentation.

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

Real estate held for resale includes costs to acquire and to prepare the lots for resale. In addition, real estate held for resale includes interest and real estate taxes if incurred during the periods in which activities necessary to prepare the lots for sale are in progress. Loans fees are amortized over the original financing term of twenty-four months and are included in interest expense. Costs that do not directly relate to a specific lot are charged to expense as incurred. As of September 30, 2004, real estate held for resale included approximately $116 of capitalized interest.

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

GIANT GROUP, LTD. vs. L.H. Friend, Gregory Presson and Robert Campbell

The trial, which was set to begin on September 1, 2004, has been postponed pending the outcome of a mandatory settlement conference scheduled for November 12, 2004. No settlement was reached at this conference, therefore, a trial has been scheduled to begin on February 8, 2005 in Superior Court, Santa Monica, California. Shortly thereafter, it is anticipated that a trial date involving the same parties will be scheduled in New York.

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

In the ordinary course of doing business, judgments are made that affect decisions on how to operate and report amounts of assets, liabilities, revenues and expenses. These judgments include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, capitalization of costs and provisions for litigation and income taxes. Judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, judgments are evaluated and adjusted based on the information currently available. Actual results may differ materially from the amounts reported based on these judgments.

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

Interest expense of $4 for the 2004 period related to the Company’s 2003 Federal and State tax liabilities. For the 2004 period, interest related to the lots were capitalized because the Company was preparing the lots for resale.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Description
2.1	Certificate of Ownership and Merger – Merging KCC Delaware Company into GIANT GROUP, LTD. (filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

2.1.1	Action by Unanimous Written Consent of the Board of Directors of GIANT GROUP, LTD. (filed as Exhibit 2.4.1 to the Company’s Annual Report on Form 10-K dated March 27, 2003 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended through May 21, 1987 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated June 1, 1990 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated November 9, 1992 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 10, 1992, and incorporated herein by reference).

Number	Description

3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated May 9, 1994 (filed as Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation to Authorize Non-Voting Common Stock dated July 20, 1996 (Proposal No. 4 in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996 and incorporated herein by reference).

3.1.5	Certificate of Designation of Series A Junior Participating Preferred Stock dated January 12, 1996 (filed as Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K dated March 29, 1996, and incorporated herein by reference).

3.1.6	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

3.1.7	Amendments dated January 14, 1996 to Restated By-laws of the Company amended through July 27, 1990 (filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 7, 1996, and incorporated herein by reference).

4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (“ChaseMellon”), dated January 4, 1996 (filed as Exhibit 1 to the Company’s Current Report Form 8-K, dated January 4, 1996, and incorporated herein by reference).

10.1	1985 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, dated March 28, 1995, and incorporated herein by reference).

10.2	GIANT GROUP, LTD. 1996 Employee Stock Option Plan (Exhibit A in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7,1996, as amended by Exhibit B in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.3	GIANT GROUP, LTD. 1996 Stock Option Plan for Non-Employee Directors (Exhibit B in the Notice of Annual Meeting of Stockholders held on July 12, 1996, filed with the SEC on June 7, 1996, as amended by Exhibit C in the Notice of Annual Meeting of Stockholders held on May 8, 1997, filed with the SEC on April 7, 1997, and incorporated herein by reference).

10.4	Employment Agreement dated December 3, 1998, between the Company and Burt Sugarman (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 29, 1999, and incorporated herein by reference).

10.6	Memorandum of Understanding setting forth the terms that constitute an agreement among GIANT Periscope, and David Gotterer (“defendants”) and Glenn Sands in their lawsuit (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

Number	Description

10.7	License and Option Agreement Alarmex (“Licensee”) and Century (“Licensor’) dated October 31, 2000 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.8	Peaceful Possession between Periscope, GIANT and Century, dated October 31, 2000 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.9	Release of GIANT from Century dated October 31, 2000 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.10	Release from GIANT and Periscope in favor of Century dated October 31, 2000 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

10.14	Release from Century in favor of GIANT dated October 31, 2000 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 31, 2000, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer dated November 12, 2004 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act of 1934 pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer dated November 12, 2004 pursuant to rule 13a-14 or 15d-14 of the Securities and Exchange Act pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)

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